Form 10-Q
period 2002-06-30
WEATHERFORD INTERNATIONAL LTD
filed 2002-08-14
CIK 1170565

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________ to ________

                         Commission file number 1-31339


                         WEATHERFORD INTERNATIONAL LTD.
                         -------------------------------
             (Exact name of Registrant as specified in its Charter)

                  Bermuda                                     98-0371344
--------------------------------------                     -------------------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

     c/o Corporate Managers (Barbados) Ltd.
     First Floor, Trident House
     Lower Broad Street
     Bridgetown, Barbados                                            None
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (246) 427-3174
               --------------------------------------------------
               (Registrant's telephone number, include area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X      No
         ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date:


        Title of Class                     Outstanding at August 9, 2002
        --------------                     -----------------------------
Common Shares, par value $1.00                       119,670,013

                              EXPLANATORY STATEMENT

         Weatherford International Ltd., a Bermuda exempted company (which we refer to as Weatherford Bermuda in this explanatory statement), is filing this Quarterly Report on Form 10-Q as successor to Weatherford International, Inc., a Delaware corporation (which we refer to as Weatherford Delaware in this explanatory statement). On June 26, 2002, Weatherford Bermuda became the parent holding company of Weatherford Delaware as the result of a corporate reorganization effected through the merger of a subsidiary with and into Weatherford Delaware. Each share of Weatherford Delaware issued immediately prior to the effective time of the merger automatically converted into the right to receive a common share of Weatherford Bermuda. Thus, the stockholders of Weatherford Delaware became the shareholders of Weatherford Bermuda which, together with its subsidiaries, continues to be engaged in the same business that Weatherford Delaware and its subsidiaries were engaged in before the merger. For periods prior to June 26, 2002, please refer to the periodic and other reports filed with the Securities and Exchange Commission by Weatherford Delaware (Commission File No. 001-13086) prior to June 26, 2002.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                         JUNE 30,        DECEMBER 31,
                                                                           2002              2001
                                                                       ------------      ------------
                                                                       (UNAUDITED)
                          ASSETS

Current Assets:
   Cash and Cash Equivalents .....................................     $     48,422      $     88,832
   Accounts Receivable, Net of Allowance for Uncollectible
     Accounts of $18,204 and $18,021, Respectively ...............          516,316           462,145
   Inventories ...................................................          528,452           504,986
   Prepaids ......................................................           44,657            33,088
   Other Current Assets ..........................................          134,368           142,282
                                                                       ------------      ------------
                                                                          1,272,215         1,231,333
                                                                       ------------      ------------

Property, Plant and Equipment, Net ...............................        1,077,913         1,039,616
Goodwill, Net ....................................................        1,401,542         1,383,272
Other Intangible Assets, Net .....................................          255,440           104,825
Equity Investments in Unconsolidated Affiliates ..................          496,371           483,038
Other Assets .....................................................           51,160            54,278
                                                                       ------------      ------------
                                                                       $  4,554,641      $  4,296,362
                                                                       ============      ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Short-Term Borrowings and Current Portion of Long-Term Debt ...     $    315,648      $    190,229
   Accounts Payable ..............................................          190,690           219,630
   Other Current Liabilities .....................................          329,330           349,738
                                                                       ------------      ------------
                                                                            835,668           759,597
                                                                       ------------      ------------

Long-Term Debt ...................................................          571,244           572,733
Zero Coupon Convertible Senior Debentures ........................          532,429           524,561
Deferred Tax Liabilities .........................................           95,792            94,967
Other Liabilities ................................................           96,758           103,764
5% Convertible Subordinated Preferred
   Equivalent Debentures .........................................          402,500           402,500

Commitments and Contingencies

Shareholders' Equity:
   Common Shares, $1 Par Value, Authorized 500,000 and 250,000
     Shares, Issued 130,127 and 129,852 Shares, Respectively .....          130,127           129,852
   Capital in Excess of Par Value ................................        1,970,251         1,912,528
   Treasury Shares, Net ..........................................         (266,330)         (294,986)
   Retained Earnings .............................................          352,121           268,050
   Accumulated Other Comprehensive Loss ..........................         (165,919)         (177,204)
                                                                       ------------      ------------
                                                                          2,020,250         1,838,240
                                                                       ------------      ------------
                                                                       $  4,554,641      $  4,296,362
                                                                       ============      ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS                     SIX MONTHS
                                                                      ENDED JUNE 30,                  ENDED JUNE 30,
                                                               ----------------------------    ----------------------------
                                                                   2002           2001             2002            2001
                                                               ------------    ------------    ------------    ------------
Revenues:
     Products ..............................................   $    301,804    $    241,864    $    570,979    $    475,738
     Services and Rentals ..................................        292,062         331,136         591,136         623,420
                                                               ------------    ------------    ------------    ------------
                                                                    593,866         573,000       1,162,115       1,099,158

Costs and Expenses:
     Cost of Products ......................................        195,164         149,472         375,348         303,508
     Cost of Services and Rentals ..........................        202,080         208,249         397,573         396,227
     Research and Development ..............................         18,539          12,022          35,523          22,258
     Selling, General and Administrative Attributable
       to Segments .........................................         89,501          90,751         172,426         175,152
     Corporate General and Administrative ..................         14,806           9,947          24,086          19,666
     Equity in Earnings of Unconsolidated Affiliates .......         (6,342)         (5,003)        (13,195)         (7,761)
                                                               ------------    ------------    ------------    ------------

Operating Income ...........................................         80,118         107,562         170,354         190,108
                                                               ------------    ------------    ------------    ------------

Other Expense:
     Interest Expense, Net .................................        (20,041)        (17,724)        (40,997)        (32,105)
     Other, Net ............................................         (1,215)           (233)         (1,974)           (414)
                                                               ------------    ------------    ------------    ------------
Income Before Income Taxes .................................         58,862          89,605         127,383         157,589
Provision for Income Taxes .................................        (20,010)        (33,169)        (43,312)        (57,643)
                                                               ------------    ------------    ------------    ------------
Net Income .................................................   $     38,852    $     56,436    $     84,071    $     99,946
                                                               ============    ============    ============    ============

Earnings Per Share:
     Basic .................................................   $       0.32    $       0.50    $       0.70    $       0.89
     Diluted ...............................................   $       0.31    $       0.46    $       0.66    $       0.83

Weighted Average Shares Outstanding:
     Basic .................................................        120,033         113,670         119,597         112,105
     Diluted ...............................................        135,759         135,547         134,783         130,198

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                 SIX MONTHS
                                                                               ENDED JUNE 30,
                                                                         ----------------------------
                                                                            2002             2001
                                                                         ------------    ------------
Cash Flows from Operating Activities:
  Net Income .........................................................   $     84,071    $     99,946
  Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization ...................................        103,340          97,387
     Amortization of Original Issue Discount .........................          7,868           7,637
     Equity in Earnings of Unconsolidated Affiliates .................        (13,195)         (7,761)
     Deferred Income Tax Provision (Benefit) .........................          2,927          (4,743)
     Gain on Sales of Assets .........................................         (5,260)         (6,142)
     Change in Operating Assets and Liabilities, Net of Effect
       of Businesses Acquired ........................................       (102,274)       (143,506)
                                                                         ------------    ------------
       Net Cash Provided by Operating Activities .....................         77,477          42,818
                                                                         ------------    ------------

Cash Flows from Investing Activities:
  Acquisition of Businesses, Net of Cash Acquired ....................        (18,130)       (186,592)
  Capital Expenditures for Property, Plant and Equipment .............       (124,842)       (153,909)
  Acquisition of License .............................................        (65,000)             --
  Acquisition of Minority Interest ...................................             --        (206,500)
  Proceeds from Sales of Assets ......................................         19,934          12,672
                                                                         ------------    ------------
       Net Cash Used by Investing Activities .........................       (188,038)       (534,329)
                                                                         ------------    ------------

Cash Flows from Financing Activities:
  Borrowings on Short-Term Debt, Net .................................        104,731         377,073
  Repayments of Long-Term Debt, Net ..................................         (5,735)         (6,065)
  Repayment on Asset Securitization ..................................        (50,090)             --
  Proceeds from Exercise of Stock Options ............................         23,946           7,115
  Acquisition of Treasury Shares .....................................         (1,850)         (2,304)
  Other ..............................................................           (851)             --
                                                                         ------------    ------------
       Net Cash Provided by Financing Activities .....................         70,151         375,819
                                                                         ------------    ------------


Net Decrease in Cash and Cash Equivalents ............................        (40,410)       (115,692)
Cash and Cash Equivalents at Beginning of Period .....................         88,832         153,808
                                                                         ------------    ------------
Cash and Cash Equivalents at End of Period ...........................   $     48,422    $     38,116
                                                                         ============    ============

Supplemental Cash Flow Information:
  Interest Paid ......................................................   $     36,369    $     23,160
  Income Taxes Paid, Net of Refunds ..................................         19,458          37,822

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                            THREE MONTHS               SIX MONTHS
                                                           ENDED JUNE 30,            ENDED JUNE 30,
                                                     -------------------------    -------------------------
                                                         2002         2001           2002          2001
                                                     -----------   -----------    -----------   -----------


Net Income .......................................   $    38,852   $    56,436    $    84,071   $    99,946
Other Comprehensive Income (Loss):
     Foreign Currency Translation Adjustment .....        29,548        (9,468)        11,285       (29,338)
                                                     -----------   -----------    -----------   -----------
Comprehensive Income .............................   $    68,400   $    46,968    $    95,356   $    70,608
                                                     ===========   ===========    ===========   ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL

      Effective June 26, 2002, Weatherford International Ltd. ("Weatherford Limited"), a newly formed Bermuda company, became the parent holding company to Weatherford International, Inc. ("Weatherford Delaware") following a corporate reorganization (See Note 2). The condensed consolidated financial statements of Weatherford Limited and subsidiaries (the "Company") included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company's Condensed Consolidated Balance Sheet at June 30, 2002, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2002 and 2001, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 and the notes thereto included in Weatherford International, Inc.'s Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results expected for the full year.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Certain reclassifications of prior year balances have been made to conform such amounts to corresponding current year classifications.

2.    CORPORATE REORGANIZATION

      Effective June 26, 2002, Weatherford Limited became the parent holding company of Weatherford Delaware following a corporate reorganization. The reorganization was accomplished through a merger of a newly formed subsidiary into Weatherford Delaware. Weatherford Delaware, the surviving company, continues to exist as an indirect, wholly owned subsidiary of Weatherford Limited. Weatherford Limited and its subsidiaries continue to conduct the business previously conducted by Weatherford Delaware and its subsidiaries. The reorganization has been accounted for as a reorganization of entities under common control, and accordingly, it did not result in any changes to the consolidated amounts of assets, liabilities or shareholders' equity.

      Upon consummation of the merger, the shares of Weatherford Delaware common stock automatically converted into the right to receive Weatherford Limited common shares. The authorized share capital of Weatherford Limited consists of
(1) 500,000,000 common shares, $1.00 par value ("Common Shares") and
(2) 10,000,000 undesignated preference shares, $1.00 par value. In the merger, Common Shares were issued to holders of Weatherford Delaware common stock. None of the preference shares have been issued.

     In conjunction with the merger, Weatherford Limited fully and unconditionally guaranteed the following obligations of Weatherford Delaware:
(1) the three-year multi-currency revolving credit facility, (2) the five-year unsecured credit agreement, (3) the $200.0 million 7 1/4% Senior Notes due 2006 (the "7 1/4% Senior Notes"), (4) the $350.0 million 6 5/8% Senior Notes due 2011, (5) the Zero Coupon Convertible Senior Debentures due 2020 (the "Zero Coupon Debentures") and (6) the 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Convertible Preferred Debentures"). In addition, Weatherford Limited and Weatherford Delaware fully and unconditionally guaranteed certain domestic subsidiaries' performance obligations relating to the asset securitization (See Note 6), including their payment obligations.

     All of the steps necessary to effect the reorganization for U.S. federal corporate income tax purposes were not complete as of June 30, 2002; therefore, the income tax provision for the three and six months ended June 30, 2002 does not reflect any tax benefits from the reorganization. Had all steps been completed prior to June 30, 2002, the benefits would have been reflected in the tax rate for the periods presented.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      In connection with the reorganization, the Company incurred $4.5 million, $3.0 million after tax, in transaction-related expenses during the three and six months ended June 30, 2002. The transaction expenses relate to professional services and are reflected in Corporate General and Administrative Expenses in the accompanying Condensed Consolidated Statements of Income.

3.    GOODWILL

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides for the non-amortization of goodwill and other intangible assets with indefinite lives and requires that such assets be tested for impairment at least on an annual basis. The Company adopted SFAS No. 142 effective January 1, 2002 and has applied the non-amortization provision. During the second quarter of 2002, the Company completed the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill at the date of adoption. The transitional goodwill impairment test involved a comparison of the fair value of each of the Company's reporting units, as defined under SFAS 142, with its carrying amount. As the carrying amount of each reporting unit did not exceed its fair value, none of the Company's goodwill was impaired.

      The following table provides comparative net income and earnings per share information had the non-amortization provision been in effect for all periods presented:

                                                    THREE MONTHS                       SIX MONTHS
                                                    ENDED JUNE 30,                   ENDED JUNE 30,
                                             -----------------------------     -----------------------------
                                                 2002              2001            2002             2001
                                             ------------     ------------     ------------     ------------
                                                     (in thousands, except per share amounts)

Reported net income ....................     $     38,852     $     56,436     $     84,071     $     99,946
Goodwill amortization, net of taxes ....               --            8,744               --           17,077
                                             ------------     ------------     ------------     ------------
Adjusted net income ....................     $     38,852     $     65,180     $     84,071     $    117,023
                                             ============     ============     ============     ============

Basic earnings per share:
  Reported earnings per share ..........     $       0.32     $       0.50     $       0.70     $       0.89
  Goodwill amortization, net of taxes ..               --             0.07               --             0.15
                                             ------------     ------------     ------------     ------------
  Adjusted earnings per share ..........     $       0.32     $       0.57     $       0.70     $       1.04
                                             ============     ============     ============     ============

Diluted earnings per share:
  Reported earnings per share ..........     $       0.31     $       0.46     $       0.66     $       0.83
  Goodwill amortization, net of taxes ..               --             0.06               --             0.13
                                             ------------     ------------     ------------     ------------
  Adjusted earnings per share ..........     $       0.31     $       0.52     $       0.66     $       0.96
                                             ============     ============     ============     ============

4.    INTANGIBLE ASSETS

      The Company has trademarks associated with its 2001 acquisition of the Johnson Screens division from Vivendi Environnement, which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks are classified in Other Intangible Assets, Net on the accompanying Condensed Consolidated Balance Sheets and had a carrying value of $8.0 million at June 30, 2002 and $9.7 million at December 31, 2001. The estimated fair market value of intangible assets obtained through acquisitions are based on preliminary information which is subject to change when final valuations are obtained.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The Company amortizes identifiable intangible assets, excluding goodwill and indefinite-lived intangibles, on a straight-line basis over the years expected to be benefited, ranging from 3 to 20 years. The components of these other intangible assets are as follows:

                                         JUNE 30, 2002                            DECEMBER 31, 2001
                            -----------------------------------------   -----------------------------------------
                             CARRYING      ACCUMULATED                   CARRYING     ACCUMULATED
                               VALUE      AMORTIZATION        NET          VALUE      AMORTIZATION        NET
                            -----------   ------------    -----------   -----------   ------------    -----------
                                                            (in thousands)

 Patents ................   $    69,275    $   (11,928)   $    57,347   $    62,135    $    (9,623)   $    52,512
 Licenses ...............       188,213         (8,616)       179,597        35,915         (5,929)        29,986
 Covenants not to
    compete .............        16,361         (6,879)         9,482        16,255         (5,364)        10,891
Other ...................         1,550           (536)         1,014         2,423           (697)         1,726
                            -----------    -----------    -----------   -----------    -----------    -----------
                            $   275,399    $   (27,959)   $   247,440   $   116,728    $   (21,613)   $    95,115
                            ===========    ===========    ===========   ===========    ===========    ===========

     Amortization expense was $4.0 million and $6.3 million for the three and six months ended June 30, 2002, respectively. Estimated amortization expense for the carrying amount of intangible assets as of June 30, 2002 is expected to be $9.4 million for the remainder of 2002, $18.0 million for 2003, $17.7 million for 2004, $16.9 million for 2005 and $15.9 million for 2006.

     On March 1, 2002, the Company obtained a worldwide license to Shell Technology Ventures' ("Shell") expandable technology. Expandable technology refers to both slotted and solid expandables, related tools and accessories and specialized expansion systems. Under the terms of the agreement, the Company received a global license to Shell's existing and future expandable tubular intellectual property and immediate access to the U.S. market for use of its Completion Systems Division's Expandable Sand Screen (ESS(TM)) system for consideration that included $65.0 million in cash, a $20.0 million promissory note and $60.0 million of warrants to purchase Common Shares. The $20.0 million promissory note is classified as Short-Term Borrowings and Current Portion of Long-Term Debt on the accompanying Condensed Consolidated Balance Sheets. In addition, the Company received a 50% reduction in the royalty rate it historically paid on Shell licensed technology sales. This license is being amortized over the life of the agreement, which is 17 years.

5.   INVENTORIES

     Inventories by category are as follows:

                                                   JUNE 30,       DECEMBER 31,
                                                    2002              2001
                                                 ------------     ------------
                                                       (in thousands)

Raw materials, components and supplies .....     $    146,092     $    143,142
Work in process ............................           50,454           49,544
Finished goods .............................          331,906          312,300
                                                 ------------     ------------
                                                 $    528,452     $    504,986
                                                 ============     ============

     Work in process and finished goods inventories include the cost of material, labor and plant overhead.

6.   ASSET SECURITIZATION

     In July 2001, Weatherford Delaware entered into a one-year agreement with a financial institution to sell, on a continuous basis, an undivided interest in a specific pool of domestic accounts receivable of Weatherford Delaware and its subsidiaries. The one-year term was extended through August 2002, and Weatherford Delaware is currently in the process of renewing this agreement. Weatherford Delaware is permitted to securitize up to $150.0 million under this agreement. If Weatherford Limited's or Weatherford Delaware's credit rating falls below BBB- from Standard and Poor's or Baa3 from Moody's, the financial institution has no further obligation to purchase the accounts receivables. In connection with the reorganization, Weatherford Limited and Weatherford Delaware fully and unconditionally guaranteed certain domestic subsidiaries' performance obligations relating to the asset securitization, including their payment obligations.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Weatherford Delaware currently pays a program fee on participating interests at a variable rate based on the financial institution's commercial paper rate plus other fees. Program fees totaled $0.6 million and $1.3 million for the three and six months ended June 30, 2002, respectively and are included in Interest Expense, Net on the accompanying Condensed Consolidated Statements of Income. Weatherford Delaware had received $90.7 million for purchased interests as of June 30, 2002 and $140.8 million as of December 31, 2001.

7.    SHORT-TERM DEBT

                                                                       JUNE 30,       DECEMBER 31,
                                                                        2002             2001
                                                                     ------------     ------------
                                                                            (in thousands)

2001 Multi-currency revolving credit facility ..................     $     64,018     $     90,896
1998 Revolving credit facility .................................          150,000           50,048
Note payable ...................................................           20,000               --
Short-term bank loans ..........................................           54,212           22,528
                                                                     ------------     ------------
Total short-term borrowings ....................................          288,230          163,472
Current portion of long-term debt ..............................           27,418           26,757
                                                                     ------------     ------------
Short-Term Borrowings and Current Portion of Long-Term Debt ....     $    315,648     $    190,229
                                                                     ============     ============

     In April 2001, Weatherford Delaware entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. As of June 30, 2002, the Company had $186.0 million available under this agreement.

     Weatherford Delaware entered into a five-year unsecured credit agreement in May 1998, which provides for borrowings of up to an aggregate of $250.0 million, consisting of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of June 30, 2002, the Company had $65.7 million available under this facility due to amounts outstanding and $34.3 million being used to secure outstanding letters of credit.

     The Company also engages in unsecured short-term borrowings with various institutions pursuant to uncommitted facilities. As of June 30, 2002, the Company had $54.2 million in unsecured short-term borrowings outstanding under these arrangements with interest rates ranging from 1.09% to 8.25%.

8.   INTEREST RATE SWAPS

     As of June 30, 2002, the Company had in effect two interest rate swap agreements, entered into on November 15, 2001 and January 8, 2002, to reduce the Company's exposure to changes in the fair value of the 7 1/4% Senior Notes and to take advantage of interest rates available in the current economic environment. Under these agreements, on May 15 and November 15 of each year until maturity, the Company will receive interest at the fixed rate of 7 1/4% and will pay floating rate based on 6-month LIBOR. The hedges are considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rate over its term. In accordance with SFAS No. 133, the shortcut method applies and there is no need to periodically reassess the effectiveness of the hedge during the term of the swaps. The swap agreements are recorded at fair market value and classified in Other Assets and Other Liabilities with the offset to Long-Term Debt on the accompanying Condensed Consolidated Balance Sheets. The aggregate fair market value of the swaps was a net asset of $2.9 million as of June 30, 2002.

9.   EARNINGS PER SHARE

     Basic earnings per share for all periods presented equals net income divided by the weighted average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing net income, as adjusted for the assumed conversion of dilutive debentures, by the weighted average number of Common Shares outstanding during the period adjusted for the dilutive effect of the Company's outstanding stock options, restricted stock and the incremental shares for the assumed conversion of dilutive debentures.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Diluted earnings per share for the three and six months ended June 30, 2002 and June 30, 2001 reflects the assumed conversion of the Zero Coupon Debentures, as the conversion of these debentures in those periods would have been dilutive. Net income for the diluted earnings per share calculations for those periods is adjusted to add back the amortization of original issue discount, net of taxes, related to the Zero Coupon Debentures.

     Diluted earnings per share for the three and six months ended June 30, 2001 reflects the assumed conversion of the Convertible Preferred Debentures in the quarterly periods in which the conversion would have been dilutive. Net income for the diluted earnings per share calculations for those periods is adjusted to add back the interest expense, net of taxes, related to the Convertible Preferred Debentures. The effect of the Convertible Preferred Debentures on diluted earnings per share is antidilutive for the three and six months ended June 30, 2002 and, thus, had no impact.

     The following reconciles net income to adjusted net income, adjusting for the impact of assumed conversion of dilutive debentures:

                                                                    THREE MONTHS                        SIX MONTHS
                                                                   ENDED JUNE 30,                     ENDED JUNE 30,
                                                            -----------------------------     -----------------------------
                                                                2002            2001              2002             2001
                                                            ------------     ------------     ------------     ------------
                                                                                     (in thousands)

Net income ...............................................  $     38,852     $     56,436     $     84,071     $     99,946
Amortization of original issue discount, net of taxes ....         2,758            2,522            5,516            5,044
Interest expense, net of taxes ...........................            --            3,258               --            3,258
                                                            ------------     ------------     ------------     ------------
Adjusted net income ......................................  $     41,610     $     62,216     $     89,587     $    108,248
                                                            ============     ============     ============     ============

     The following reconciles basic and diluted weighted average shares outstanding:

                                                                        THREE MONTHS                       SIX MONTHS
                                                                       ENDED JUNE 30,                    ENDED JUNE 30,
                                                                --------------------------         ------------------------
                                                                   2002             2001              2002         2001
                                                                ---------         --------         ---------     ---------
                                                                                        (in thousands)

Basic weighted average shares outstanding ................       120,033          113,670          119,597          112,105
Dilutive effect of outstanding stock options and
    restricted stock .....................................         6,629            5,234            6,089            5,223
Dilutive effect of the Zero Coupon Debentures ............         9,097            9,097            9,097            9,097
Dilutive effect of the Convertible Preferred Debentures ..           --             7,546               --            3,773
                                                            -----------      ------------     ------------     ------------
Dilutive weighted average shares outstanding .............      135,759           135,547          134,783          130,198
                                                            ===========      ============     ============     ============

10.  SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes investing activities relating to acquisitions integrated into the Company for the periods shown:

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                       ------------------------------
                                                           2002              2001
                                                       ------------      ------------
                                                               (in thousands)

Fair value of assets, net of cash acquired .......     $     15,053      $    226,449
Goodwill .........................................           12,918           228,912
Total liabilities, including minority interest ...           (9,841)          (78,507)
Common Shares issued .............................               --          (190,262)
                                                       ------------      ------------
Cash consideration, net of cash acquired .........     $     18,130      $    186,592
                                                       ============      ============

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     During the six months ended June 30, 2002, there were noncash-investing activities of $8.6 million related to the receipt of 187,094 Common Shares initially issued in the 2001 acquisition of Orwell plc. The shares were received as a settlement, of a purchase price adjustment.

    During the six months ended June 30, 2002 and 2001, there were noncash-financing activities of $12.7 million and $7.0 million, respectively, relating to tax benefits received from the exercise of nonqualified stock options. These benefits were recorded as a reduction of income taxes payable and an increase to Capital in Excess of Par Value on the accompanying Condensed Consolidated Balance Sheets. During the six months ended June 30, 2002, there were additional noncash-financing activities related to Weatherford Delaware's interest rate swaps of $6.0 million (See Note 8).

11.  SEGMENT INFORMATION

     Business Segments

     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in virtually every oil and gas exploration and production region in the world. The Company divides its business segments into three separate groups as defined by the chief operating decision maker: Drilling and Intervention Services, Completion Systems and Artificial Lift Systems. The Company also historically operated a Compression Services segment, which was merged into a subsidiary of Universal Compression Holdings, Inc. ("Universal") on February 9, 2001 in exchange for 13.75 million shares of Universal common stock. The amounts reported for this segment include results through the date of the merger.

     The Company's Drilling and Intervention Services segment provides a wide range of oilfield products and services, including downhole drilling and intervention services, proprietary drilling equipment and rentals, well installation services, cementing products and underbalanced drilling services.

     The Company's Completion Systems segment provides completion products and systems including expandable systems, intelligent well technology, packers, liner hangers, well screens, flow control and inflatable packers.

     The Company's Artificial Lift Systems segment designs, manufactures, sells and services a complete line of artificial lift equipment, including progressing cavity pumps, reciprocating rod lift systems, gas lift systems, electrical submersible pumps, hydraulic lift systems and other lift systems. This segment also offers well optimization, remote monitoring and control services and non-oil and gas screens.

     The Company's Compression Services segment historically packaged, rented and sold parts and provided services for gas compressor units over a broad horsepower range.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Financial information by industry segment for each of the three and six months ended June 30, 2002 and 2001 is summarized below. The accounting policies of the segments are the same as those of the Company.

                                                        THREE MONTHS                   SIX MONTHS
                                                       ENDED JUNE 30,                 ENDED JUNE 30,
                                                ----------------------------    ----------------------------
                                                    2002            2001            2002            2001
                                                ------------    ------------    ------------    ------------
                                                                       (in thousands)
Revenues from unaffiliated customers:
     Drilling and Intervention Services .....   $    309,389    $    338,306    $    622,738    $    622,904
     Completion Systems .....................        104,804          86,857         197,116         160,969
     Artificial Lift Systems ................        179,673         147,837         342,261         288,346
     Compression Services ...................             --              --              --          26,939
                                                ------------    ------------    ------------    ------------
                                                $    593,866    $    573,000    $  1,162,115    $  1,099,158
                                                ============    ============    ============    ============

EBITDA (a):
     Drilling and Intervention Services .....   $     94,965    $    119,366    $    197,433    $    217,470
     Completion Systems .....................         16,132          14,381          28,766          25,287
     Artificial Lift Systems ................         30,046          27,245          57,118          50,024
     Compression Services ...................             --              --              --           3,587
     Corporate (b) ..........................         (7,719)         (3,211)         (9,623)         (8,873)
                                                ------------    ------------    ------------    ------------
                                                $    133,424    $    157,781    $    273,694    $    287,495
                                                ============    ============    ============    ============

Depreciation and amortization:
     Drilling and Intervention Services .....   $     38,020    $     34,678    $     75,549    $     62,427
     Completion Systems .....................          8,464           6,883          14,900          13,946
     Artificial Lift Systems ................          6,077           6,925          11,623          13,798
     Compression Services ...................             --              --              --           4,184
     Corporate (b) ..........................            745           1,733           1,268           3,032
                                                ------------    ------------    ------------    ------------
                                                $     53,306    $     50,219    $    103,340    $     97,387
                                                ============    ============    ============    ============

Operating income (loss):
     Drilling and Intervention Services .....   $     56,945    $     84,688    $    121,884    $    155,043
     Completion Systems .....................          7,668           7,498          13,866          11,341
     Artificial Lift Systems ................         23,969          20,320          45,495          36,226
     Compression Services ...................             --              --              --            (597)
     Corporate (b) ..........................         (8,464)         (4,944)        (10,891)        (11,905)
                                                ------------    ------------    ------------    ------------
                                                $     80,118    $    107,562    $    170,354    $    190,108
                                                ============    ============    ============    ============

(a) The Company evaluates performance and allocates resources based on EBITDA, which is calculated as operating income adding back depreciation and amortization. Calculations of EBITDA should not be viewed as a substitute to calculations under accounting principles generally accepted in the United States, in particular cash flows from operations, operating income and net income. In addition, EBITDA calculations by one company may not be comparable to those of another company.

(b)  Includes Equity Earnings of Unconsolidated Affiliates.

     As of June 30, 2002, total assets were $2,008.6 million for Drilling and Intervention Services, $1,017.1 million for Completion Systems, $928.8 million for Artificial Lift Systems and $600.1 million for Corporate. Total assets as of December 31, 2001, were $1,976.4 million for Drilling and Intervention Services, $863.9 million for Completion Systems, $920.5 million for Artificial Lift Systems and $535.6 million for Corporate.

     Net goodwill as of June 30, 2002 was $604.4 million for Drilling and Intervention Services, $420.6 million for Completion Systems and $376.5 million for Artificial Lift Systems. As of December 31, 2001, net goodwill was $593.0 million for Drilling and Intervention Services, $421.8 million for Completion Systems and $368.5 million for Artificial Lift Systems. Amounts included in goodwill related to recent acquisitions are based on preliminary information and are subject to change when final information is obtained.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     As part of the June 26, 2002 reorganization, Weatherford Limited ("Parent") guaranteed, on a full and unconditional basis, certain indebtedness of its wholly owned subsidiary, Weatherford Delaware ("Issuer") (See Note 2). The following unaudited condensed consolidating financial information for Parent and Issuer and all other subsidiaries has been provided.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                         OTHER
                                                         PARENT         ISSUER        SUBSIDIARIES    ELIMINATIONS    CONSOLIDATION
                                                       ------------   ------------    ------------    ------------    ------------
                      ASSETS

Current Assets:
   Cash and Cash Equivalents .......................   $         --   $     48,410    $         12    $         --    $     48,422
   Intercompany Receivables ........................          1,411            224              --          (1,635)             --
   Other Current Assets ............................             --      1,223,793              --              --       1,223,793
                                                       ------------   ------------    ------------    ------------    ------------
                                                              1,411      1,272,427              12          (1,635)      1,272,215
                                                       ------------   ------------    ------------    ------------    ------------

Equity Investments in Unconsolidated Affiliates ....        299,268         10,643              --         186,460         496,371
Intercompany Investments in Affiliates .............        700,346             12       2,800,668      (3,501,026)             --
Shares Held in Parent ..............................             --        266,330              --        (266,330)             --
Intercompany Notes Receivable ......................      1,400,000        299,063              --      (1,699,063)             --
Other Assets .......................................             --      2,786,055              --              --       2,786,055
                                                       ------------   ------------    ------------    ------------    ------------
                                                       $  2,401,025   $  4,634,530    $  2,800,680    $ (5,281,594)   $  4,554,641
                                                       ============   ============    ============    ============    ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Short-Term Borrowings and Current Portion of
     Long-Term Debt ................................   $         --   $    315,648    $         --    $         --    $    315,648
   Accounts Payable and Other Current Liabilities ..            516        520,026            (522)             --         520,020
   Intercompany Payables ...........................            224             --           1,411          (1,635)             --
                                                       ------------   ------------    ------------    ------------    ------------
                                                                740        835,674             889          (1,635)        835,668
                                                       ------------   ------------    ------------    ------------    ------------

Long-Term Debt .....................................             --      1,506,173              --              --       1,506,173
Intercompany Notes Payable .........................        299,063             --       1,400,000      (1,699,063)             --
Deferred Taxes Liabilities .........................             --         95,792              --              --          95,792
Other Long-Term Liabilities ........................             --         96,758              --              --          96,758
Shareholders' Equity ...............................      2,101,222      2,100,133       1,399,791      (3,580,896)      2,020,250
                                                       ------------   ------------    ------------    ------------    ------------
                                                       $  2,401,025   $  4,634,530    $  2,800,680    $ (5,281,594)   $  4,554,641
                                                       ============   ============    ============    ============    ============

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                        OTHER
                                                         PARENT          ISSUER       SUBSIDIARIES    ELIMINATIONS   CONSOLIDATION
                                                      ------------    ------------    ------------    ------------   ------------

Revenues ..........................................   $         --    $    593,866    $         --    $         --   $    593,866
Costs and Expenses ................................             --        (520,090)             --              --       (520,090)
Equity in Earnings of Unconsolidated Affiliates ...            205           6,137              --              --          6,342
Loss on Sale to Parent ............................             --        (186,460)             --         186,460             --
                                                      ------------    ------------    ------------    ------------   ------------

Operating Income (Loss) ...........................            205        (106,547)             --         186,460         80,118
                                                      ------------    ------------    ------------    ------------   ------------

Other Income (Expense):
   Interest Expense, Net ..........................             --         (20,041)             --              --        (20,041)
   Intercompany Interest Income (Expense), Net ....          1,187             224          (1,411)             --             --
   Other, Net .....................................             --          (1,215)             --              --         (1,215)
                                                      ------------    ------------    ------------    ------------   ------------
Income (Loss) Before Income Taxes .................          1,392        (127,579)         (1,411)        186,460         58,862
(Provision) Benefit for Income Taxes ..............           (516)        (20,016)            522              --        (20,010)
                                                      ------------    ------------    ------------    ------------   ------------
Net Income (Loss) .................................   $        876    $   (147,595)   $       (889)   $    186,460   $     38,852
                                                      ============    ============    ============    ============   ============


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        OTHER
                                                        PARENT         ISSUER        SUBSIDIARIES    ELIMINATIONS   CONSOLIDATION
                                                     ------------    ------------    ------------    ------------   -------------

Revenues .........................................   $         --    $  1,162,115    $         --    $         --   $  1,162,115
Costs and Expenses ...............................             --      (1,004,956)             --              --     (1,004,956)
Equity in Earnings of Unconsolidated Affiliates ..            205          12,990              --              --         13,195
Loss on Sale to Parent ...........................             --        (186,460)             --         186,460             --
                                                     ------------    ------------    ------------    ------------   ------------

Operating Income (Loss) ..........................            205         (16,311)             --         186,460        170,354
                                                     ------------    ------------    ------------    ------------   ------------

Other Income (Expense):
   Interest Expense, Net .........................             --         (40,997)             --              --        (40,997)
   Intercompany Interest Income (Expense), Net ...          1,187             224          (1,411)             --             --
   Other, Net ....................................             --          (1,974)             --              --         (1,974)
                                                     ------------    ------------    ------------    ------------   ------------
Income (Loss) Before Income Taxes ................          1,392         (59,058)         (1,411)        186,460        127,383
(Provision) Benefit for Income Taxes .............           (516)        (43,318)            522              --        (43,312)
                                                     ------------    ------------    ------------    ------------   ------------
Net Income (Loss) ................................   $        876    $   (102,376)   $       (889)   $    186,460   $     84,071
                                                     ============    ============    ============    ============   ============

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                         OTHER
                                                            PARENT       ISSUER       SUBSIDIARIES    ELIMINATIONS    CONSOLIDATION
                                                          ----------    ----------    ------------    ------------    ------------
Cash Flows from Operating Activities:
   Net Income (Loss) ..................................   $      876    $ (102,376)   $       (889)   $    186,460    $     84,071
   Adjustments to Reconcile Net Income (Loss) to
   Net Cash Provided by Operating Activities:
     Equity In Earnings Of Unconsolidated Affiliates...         (205)      (12,990)             --              --         (13,195)
     Loss on Sale to Parent ...........................           --       186,460              --        (186,460)             --
     Deferred Income Tax Provision ....................           --         2,927              --              --           2,927
     Charges from Parent or Subsidiary ................       (1,187)         (224)          1,411              --              --
     Other Adjustments ................................          516         3,680            (522)             --           3,674
                                                          ----------    ----------    ------------    ------------    ------------
       Net Cash Provided by Operating Activities ......           --        77,477              --              --          77,477
                                                          ----------    ----------    ------------    ------------    ------------

Cash Flows from Investing Activities:
   Acquisition of Businesses, Net of Cash Acquired ....           --       (18,130)             --              --         (18,130)
   Capital Expenditures for Property, Plant and
       Equipment ......................................           --      (124,842)             --              --        (124,842)
   Acquisition of License .............................           --       (65,000)             --              --         (65,000)
   Proceeds from Sales of Assets ......................           --        19,934              --              --          19,934
   Capital Contribution to Subsidiary .................          (12)          (12)             --              24              --
                                                          ----------    ----------    ------------    ------------    ------------
     Net Cash Provided (Used) by Investing
         Activities ...................................          (12)     (188,050)             --              24        (188,038)
                                                          ----------    ----------    ------------    ------------    ------------
Cash Flows from Financing Activities:
   Borrowings on Short-Term Debt, Net .................           --       104,731              --              --         104,731
   Repayments of Long-Term Debt, Net ..................           --        (5,735)             --              --          (5,735)
   Repayment on Asset Securitization ..................           --       (50,090)             --              --         (50,090)
   Proceeds from Exercise of Stock Options ............           --        23,946              --              --          23,946
   Acquisition of Treasury Stock ......................           --        (1,850)             --              --          (1,850)
   Proceeds from Capital Contribution .................           12            --              12             (24)             --
   Other ..............................................           --          (851)             --              --            (851)
                                                          ----------    ----------    ------------    ------------    ------------
     Net Cash Provided (Used) by Financing
         Activities ...................................           12        70,151              12             (24)         70,151
                                                          ----------    ----------    ------------    ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents ..           --       (40,422)             12              --         (40,410)
Cash and Cash Equivalents at Beginning of Period ......           --        88,832              --              --          88,832
                                                          ----------    ----------    ------------    ------------    ------------
Cash and Cash Equivalents at End of Period ............   $       --    $   48,410    $         12    $         --    $     48,422
                                                          ==========    ==========    ============    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Effective June 26, 2002, Weatherford International Ltd., a newly formed Bermuda company, became the parent holding company to Weatherford International, Inc. following a corporate reorganization. The reorganization has been accounted for as a reorganization of entities under common control and accordingly, it did not result in any changes to our consolidated amounts of assets, liabilities or shareholders' equity.

     Our business is conducted through three principal operating divisions: (1) Drilling and Intervention Services, (2) Completion Systems and (3) Artificial Lift Systems. In addition to these operations, we historically operated a Compression Services Division. On February 9, 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of Universal, or approximately 45% of Universal's outstanding common stock.

     The following is a discussion of our results of operations for the three and six months ended June 30, 2002 and 2001. This discussion should be read in conjunction with our financial statements that are included with this report and Weatherford International, Inc.'s financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001 included in Weatherford International, Inc.'s Annual Report on Form 10-K.

     This discussion of our results and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions, you should refer to the section entitled "Forward-Looking Statements."

     We acquire numerous companies every year and focus on integration efforts so that we may realize the benefits each acquisition provides. We are therefore unable to provide certain information regarding our results excluding the impact of acquisitions due to the integration of these acquisitions into our operations. Comparative three months and six months revenue trends excluding acquisitions only exclude those 2001 acquisitions for which revenue information has been separately maintained. All 2002 acquisitions have been fully integrated and we are therefore unable to exclude the impact of those acquisitions.

MARKET TRENDS AND OUTLOOK

     Our businesses serve the oil and gas industry. All of our businesses are affected by changes in the worldwide demand and price of oil and natural gas. Certain of our products and services, such as our well installation services and well completion services, are dependent on the level of exploration and development activity and particularly on the completion phase of the well lifecycle. Other products and services, such as our artificial lift systems, are dependent on production activity. We currently estimate that around two-thirds of our operations are reliant on drilling activity, with the remainder focused on production and reservoir enhancement activity.

     The following chart sets forth certain statistics that are reflective of historical market conditions:


                                            HENRY HUB    NORTH AMERICAN   INTERNATIONAL
                             WTI OIL(1)       GAS(2)      RIG COUNT(3)    RIG COUNT(3)
                            ------------   ------------  -------------    ------------

June 30, 2002 ...........   $      26.86   $      3.245          1,047            730
December 31, 2001 .......          19.84          2.570          1,185            747
June 30, 2001 ...........          26.25          3.096          1,565            756

(1) Price per barrel of West Texas Intermediate crude oil as of June 30 and December 31 - Source: Applied Reasoning, Inc.

(2)  Price per MM/BTU as of June 30 and December 31 - Source: Oil World

(3)  Average rig count for the applicable month - Source: Baker Hughes Rig Count

     The oil and gas industry has been subject to extreme volatility in the last few years. During 2000, due to the supply and demand imbalances that caused the increase in the price of oil and gas, we experienced steady improvements in the demand for our products and services, which continued through the first seven months of 2001.

     In the U.S., rig activity began to decline in the third quarter of 2001. The U.S. rig count peaked at 1,293 rigs in July 2001 and declined to a low of 738 rigs in April 2002. Since April, we have seen marginal increases in the rig count and by July 2002, the U.S. rig count had improved to 859 rigs. Natural gas prices declined from a high of $9.82 per mcf in 2001 to a low of $1.91 in late January 2002 and increased to $2.95 by the end of July. The slight increase in rig count indicates a possible initial sign of recovery; however, we expect any recovery to be at a slow pace and segmented between regions throughout the United States.

     Drilling activity outside North America is somewhat less volatile than the North American market. Due to the significant investment and complexity surrounding international projects, drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective in regard to oil and natural gas pricing as most contracts span two to three years. Overall, international rig activity remained relatively constant throughout 2001 and has decreased slightly during the second quarter of 2002, from a monthly average of 766 in September 2001 to 730 in June 2002. Our customers' international spending is expected to improve modestly during 2002; however, we expect international demand for our products and services to exceed the expected industry-wide increase in international market activity, as we leverage our technology offerings and expand our market share. In general, we expect the markets and our business strategies to affect our businesses as follows:

     DRILLING AND INTERVENTION SERVICES AND COMPLETION SYSTEMS. These divisions are expected to see slight improvements in the third quarter and through year-end as compared to the first half of the year in the Eastern Hemisphere markets, with the exception of the United Kingdom and Norway, where we anticipate depressed activity through the fourth quarter. We expect the increase in revenue will be supported by increased activity, as well as market share gains through our technology product offerings, specifically underbalanced drilling systems and expandable products. We expect our Latin American operations to remain flat, compared to current levels, throughout the remainder of 2002 while U.S. markets are expected to recover slightly with improvements predominantly occurring in the fourth quarter.

     ARTIFICIAL LIFT SYSTEMS. Our Artificial Lift Systems Division will continue to see revenue improvements in the Eastern Hemisphere markets on a year-on-year basis as we leverage our global footprint. We anticipate the Latin American markets will remain depressed throughout the remainder of the year. We expect slight improvements in North America, supported by higher demand with respect to heavy oil production activities in Canada. This division is also expected to continue to benefit from any shift in priority that our customers place on oil projects rather than natural gas projects in light of the low natural gas prices.

     Overall, the level of market improvements for our businesses in 2002 will continue to be heavily dependent on the timing and strength of the recovery in the North American markets, our gains in market share outside North America and the acceptance of our new technologies. Although we believe that the activity levels in the North American markets may be in the early stages of recovery, the speed and extent of any recovery is difficult to predict in light of the volatile nature of our business. In addition, the continued strength of the industry is uncertain and will be highly dependent on many external factors, such as world economic conditions, member country compliance with Organization of Petroleum Exporting Countries quotas and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions that we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventory, investments, intangible assets and goodwill, income taxes and contingent liabilities. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that we believe are the most critical to our reporting of results of operations and financial position are as follows:

   Accounts Receivable

     We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated uncollectible accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot give any assurances that we will continue to experience the same credit loss rates that we have in the past. The cyclical nature of our industry may affect our customers' operating performance and cash flows, which could impact our ability to collect on these obligations. In addition, many of our customers are located in certain international areas that are inherently subject to risks of economic, political and civil instabilities, which may impact our ability to collect these accounts receivables.

   Equity Investments

     Our equity investments in unconsolidated subsidiaries primarily include our investment in Universal. We review our equity investments for impairment and record an adjustment when we believe the decline in fair value is other than temporary. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flows. In determining whether the decline is other than temporary we consider the cyclicality of the industry in which the investment operates, its historical performance, its performance in relation to its peers and the current economic environment. Future conditions in the industry, operating performance and performance in relation to peers and the future economic environment may vary from our current assessment of recoverability. Such future conditions could therefore result in a determination that the decline in fair value is other than temporary. Universal's stock price is currently depressed. If we determine the decline is other than temporary, we would be required to record a write-down in the carrying value of our asset to the then current fair market value.

   Goodwill and Other Intangible Assets

     We adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As a result, we no longer amortize goodwill and indefinite-lived intangible assets but continue to amortize other acquisition-related intangibles. We have completed the transitional goodwill impairment test and determined that no impairment exists. We will perform a similar review of goodwill valuation annually, or earlier if indicators of potential impairment exist. If for any reason the fair value of our goodwill or that of any of our reporting units declines below the carrying value in the future, we may incur charges for impairment of goodwill.

   Income Taxes

     We provide for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax calculation requires us to make certain estimates about our future operations. Changes in state, federal and foreign tax laws, as well as changes in our financial condition, could affect these estimates. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date; however, the income tax provision for the three and six months ended June 30, 2002 does not reflect any tax benefits from the reorganization. Had all necessary steps to effect the reorganization for U.S. federal corporate income tax purposes been completed prior to June 30, 2002, the benefits from the reorganization would have been reflected in the tax rate for the periods presented. On July 11, 2002, legislation was proposed by the Chairman of the Committee of

Ways and Means of the House of Representatives that, if enacted, would deny U.S. federal income tax benefits of the reorganization. Similar legislation has been proposed by the Senate Finance Committee.

   Valuation Allowance for Deferred Tax Assets

     We record a valuation allowance to reduce our deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future.

   Revenue Recognition

     Revenues from product sales are recognized when all of the following criteria have been met: a) evidence of an agreement exists, b) delivery to and acceptance by the customer has occurred, c) the price to the customer is fixed and determinable and d) collectibility is reasonably assured. Revenues from rental and service agreements are recognized as earned, over the rental period and when services have been rendered. The associated costs and expenses are recognized as incurred.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2001

     The following charts contain selected financial data comparing our results for the three months ended June 30, 2002 and June 30, 2001:


COMPARATIVE FINANCIAL DATA

                                                                                  THREE MONTHS ENDED
                                                                                       JUNE 30,
                                                                         -------------------------------------
                                                                              2002                   2001
                                                                         --------------         --------------
                                                                                 (in thousands, except
                                                                            percentages and per share data)

Revenues ........................................................        $      593,866         $      573,000
Gross Profit ....................................................               196,622                215,279
Gross Profit % ..................................................                  33.1%                  37.6%
Research and Development ........................................        $       18,539         $       12,022
Selling, General and Administrative Attributable to Segments ....                89,501                 90,751
Corporate General and Administrative ............................                14,806 (a)              9,947
Operating Income ................................................                80,118 (a)            107,562
Net Income ......................................................                38,852 (a)             56,436
Net Income Excluding Goodwill Amortization, Net of Taxes ........                38,852 (a)             65,180
EBITDA (b) ......................................................               133,424 (a)            157,781
Net Income per Diluted Share ....................................                  0.31                   0.46
Net Income per Diluted Share Excluding Goodwill Amortization,
   Net of Taxes .................................................                  0.31                   0.52
Cash Provided by Operating Activities ...........................                39,254                 50,077

(a) Includes $4.5 million of transaction costs related to our reincorporation. The net after tax impact of these charges was $3.0 million.

(b) EBITDA is calculated by taking operating income and adding back depreciation and amortization. We have included an EBITDA calculation because when we look at the performance of our businesses, we give consideration to their EBITDA. Calculations of EBITDA should not be viewed as a substitute to calculations under accounting principles generally accepted in the United States, in particular cash flows from operations, operating income and net income. In addition, EBITDA calculations by one company may not be comparable to those of another company.


SALES BY GEOGRAPHIC REGION


                                                 THREE MONTHS ENDED
                                                      JUNE 30,
                                           -------------------------------
                                              2002                2001
                                           -----------         -----------
REGION:
U.S. ..............................                 33%                 42%
Canada ............................                 12                  13
Latin America .....................                  9                  12
Europe and West Africa ............                 19                  16
Middle East and North Africa ......                 13                   8
Asia Pacific ......................                 14                   9
                                           -----------         -----------
    Total .........................                100%                100%
                                           ===========         ===========

     A discussion of our results for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 follows:

o Second quarter 2002 consolidated revenues improved 3.6%, or decreased 9.4% excluding the impact of incremental revenues from our 2001 acquisitions, over the second quarter 2001. Revenues in the Eastern Hemisphere improved 42.8%, or 29.9% excluding these acquisitions, with only an increase of 7.7% in the quarterly average rig count. The improvements in the Eastern Hemisphere are primarily attributable to the strong performance in the Middle East and North Africa region. North American revenues declined 14.8%, or 28.7% excluding the impact of incremental revenues from our 2001 acquisitions, compared to a quarterly average rig count reduction of 36.3%. Latin American revenues declined 21.6%, or 24.9% excluding these acquisitions, which is comparable to this region's quarterly average rig count decline of 23.5%. Revenues from our technology products, including underbalanced services, expandables, intelligent well and Drilling with Casing increased $13.8 million.

o Our gross profit as a percentage of revenues decreased from 37.6% in the second quarter of 2001 to 33.1% in the second quarter of 2002. Our lower margins reflect a shift in product and geographic mix, as well as pricing pressures and lower volumes in a depressed U.S. market.

o Research and development expenses increased 54.2% reflecting our commitment to investing in the development of new technologies for our industry.

o Selling, general and administrative expenses attributable to segments decreased as a percentage of revenues from 15.8% in the second quarter of 2001 to 15.1% in the second quarter of 2002. This decline is primarily attributable to the non-amortization of goodwill in 2002, partially offset by an increase in the amortization of other intangibles and higher selling costs attributable to the incremental revenues in the Eastern Hemisphere in 2002. Goodwill amortization attributable to segments for the second quarter of 2001 was $8.2 million.

o Equity in earnings in unconsolidated affiliates increased $1.3 million in the second quarter of 2002 compared to the same period last year. The increase is primarily attributable to the non-amortization of goodwill related to our equity investment in Universal.

o Interest expense, net for the three months ended June 30, 2002 increased $2.3 million from the same period of 2001 primarily due to the interest associated with our $350 million 6 5/8% senior notes issued in late 2001. The interest related to this new debt was partially offset by benefits we received on the interest rate swaps on our $200 million 7 1/4% senior notes and lower interest rates on our short-term borrowings.

o Our effective tax rate for the second quarter of 2002 was 34.0% as compared to 37.0% for the second quarter of 2001. The difference primarily reflects the impact of the non-amortization of goodwill on earnings before tax in 2002.

   SEGMENT RESULTS

     DRILLING AND INTERVENTION SERVICES

     Our Drilling and Intervention Services Division's revenues in the second quarter of 2002 declined 8.5%, or 10.9% excluding the impact of incremental revenues from our 2001 acquisitions, compared to the same quarter of 2001.
This decline is primarily due to pricing pressures and lower volumes in the U.S. markets. Our Drilling and Intervention Services Division was also more severely impacted in 2002 than in 2001 by the spring break-up in Canada where revenues declined 22.2%, or 35.1% excluding the impact of our late 2001 acquisitions. The impact of the decline in the North American markets was partly mitigated by our strong performance in the Eastern Hemisphere.

     The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for the second quarters of 2002 and 2001:

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                ---------------------------------
                                                   2002                  2001
                                                ------------         ------------
                                                     (in thousands, except
                                                       per percentages)
Revenues ...............................        $    309,389         $    338,306
Gross Profit ...........................              96,828              129,618
Gross Profit % .........................                31.3%                38.3%
Research and Development ...............        $      5,683         $      5,862
Selling, General and Administrative ....              34,200               39,068
Operating Income .......................              56,945               84,688
EBITDA .................................              94,965              119,366

     A discussion of the results of our Drilling and Intervention Services Division for the second quarter of 2002 compared to the second quarter of 2001 follows:

o Our North American revenues for the second quarter of 2002 declined 28.7%, or 30.5% excluding the incremental revenue from our 2001 acquisitions, over the comparable period of 2001. Pricing pressures and a 36.3% decrease in the quarterly average North American rig count contributed to this downturn.

o Our international revenues excluding Canada increased 13.8%, or 10.8% excluding incremental revenues from our 2001 acquisitions, from the second quarter of 2001 despite a decline in Latin American revenues of approximately 33%. Revenues in the Eastern Hemisphere improved 28.0%, or 24.1% excluding the impact of these acquisitions. The Eastern Hemisphere benefited from a $9.1 million increase in sales of underbalanced services as well as a 7.7% improvement in this region's quarterly average rig count.

o Gross profit as a percentage of revenues decreased 700 basis points from the second quarter of 2001 to the second quarter of 2002. The lower margin primarily reflects the impact of a shift in product mix as well as higher repair and maintenance expenses incurred as we took advantage of lower activity in North America.

o Selling, general and administrative expenses decreased as a percentage of revenues from 11.5% in the second quarter of 2001 to 11.1% in the second quarter of 2002. The decrease primarily reflects the non-amortization of goodwill in 2002 partially offset by a decline in our revenue base. Goodwill amortization for the second quarter of 2001 was $3.8 million.

     COMPLETION SYSTEMS

     Our Completion Systems Division reported its strongest quarterly revenues since its creation in 1999. This division's revenues in the second quarter of 2002 were up 20.7%, or 8.5% excluding the impact of incremental revenues from our 2001 acquisitions, from the same quarter of 2001. Revenues for the three months ended June 30, 2002 benefited from acquisitions of more than $10 million and from increased sales of technology-related products of $5.9 million.

     The following chart sets forth data regarding the results of our Completion Systems Division for the second quarters of 2002 and 2001:

                                                                THREE MONTHS ENDED
                                                                      JUNE 30,
                                                        -----------------------------------
                                                            2002                  2001
                                                        -------------         -------------
                                                               (in thousands, except
                                                                   percentages)

Revenues .......................................        $     104,804         $      86,857
Gross Profit ...................................               36,231                29,351
Gross Profit % .................................                 34.6%                 33.8%
Research and Development .......................        $      10,866         $       5,115
Selling, General and Administrative ............               17,697                16,738
Operating Income ...............................                7,668                 7,498
EBITDA .........................................               16,132                14,381

     A discussion of the results of our Completion Systems Division for the second quarter of 2002 compared to the second quarter of 2001 follows:

o Our international revenues increased 36.1%, or 25.9% excluding the impact of incremental revenues from our 2001 acquisitions. Geographically, the Middle East and North Africa region showed the strongest organic growth with revenues more than doubling. Revenues in North America decreased less than 1%, or 15.9% excluding the impact of these acquisitions, in the second quarter of 2002 compared to the same period last year primarily due to the quarterly average rig count decline of 36.3%.

o Research and development expenses more than doubled in the second quarter of 2002 compared to the second quarter of 2001. This division continues to focus on the development of technology-related products including its expandables and optical sensing systems. The optical sensing systems product was acquired in November 2001, and this division is committed to the further development of this product.

o Selling, general and administrative expenses as a percentage of revenues decreased from 19.3% in the second quarter of 2001 to 16.9% in the same period of 2002. The decrease is primarily due to the non-amortization of goodwill, which was $2.1 million in the second quarter of 2001.

     ARTIFICIAL LIFT SYSTEMS

     Our Artificial Lift Systems Division's revenues increased 21.5% in the second quarter of 2002 as compared to the second quarter of 2001, but remained relatively flat after excluding the impact of incremental revenues from our 2001 acquisitions. These acquisitions, primarily the non-oil and gas operations of Johnson Screens, contributed more than $32 million to this division in the second quarter of 2002. The decline in our North American operations was somewhat mitigated by gains experienced in Canada, despite a lower quarterly average oil rig count in that region.

     The following chart sets forth data regarding the results of our Artificial Lift Systems Division for the second quarters of 2002 and 2001:

                                                     THREE MONTHS ENDED
                                                           JUNE 30,
                                              ---------------------------------
                                                  2002                 2001
                                              ------------         ------------
                                                    (in thousands, except
                                                         percentages)

Revenues ...................................  $    179,673         $    147,837
Gross Profit ...............................        63,563               56,310
Gross Profit % .............................          35.4%                38.1%
Research and Development ...................  $      1,990         $      1,045
Selling, General and Administrative ........        37,604               34,945
Operating Income ...........................        23,969               20,320
EBITDA .....................................        30,046               27,245

     A discussion of the results of our Artificial Lift Systems Division as reflected above for the second quarter of 2002 compared to the second quarter of 2001 follows:

o North American revenues increased 4.8%, or decreased 13.5% excluding incremental revenues from our 2001 acquisitions, which contributed more than $18 million to the top line. The decline was primarily related to lower activity in the North American market where the North American oil rig count declined approximately 40%. Revenues from our international operations increased 57.5%, or 28.5% excluding the impact of these acquisitions. The growth primarily occurred in the Middle East and North Africa region as well as in the Asia Pacific region.

o Gross profit as a percentage of revenues decreased from 38.1% in the second quarter of 2001 to 35.4% in the same quarter this year primarily due to a change in the product mix.

o Selling, general and administrative expenses decreased as a percentage of revenues from 23.6% for the three months ended June 30, 2001 to 20.9% for the same period this year. The decrease is related to higher revenues and the non-amortization of goodwill. Goodwill amortization for the second quarter of 2001 was $2.3 million.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

     The following charts contain selected financial data comparing our results for the six months ended June 30, 2002 and June 30, 2001:

COMPARATIVE FINANCIAL DATA

                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                              -----------------------------------
                                                                                  2002                   2001
                                                                              -------------         -------------
                                                                                      (in thousands, except
                                                                                    percentages and per share
                                                                                              data)

Revenues .............................................................        $   1,162,115         $   1,099,158
Gross Profit .........................................................              389,194               399,423
Gross Profit % .......................................................                 33.5%                 36.3%
Research and Development .............................................        $      35,523         $      22,258
Selling, General and Administrative Attributable to Segments .........              172,426               175,152
Corporate General and Administrative .................................               24,086                19,666
Operating Income .....................................................              170,354               190,108
Net Income ...........................................................               84,071                99,946
Net Income Excluding Goodwill Amortization, Net of Taxes .............               84,071               117,023
EBITDA ...............................................................              273,694               287,495
Income per Diluted Share .............................................                 0.66                  0.83
Income per Diluted Share Excluding Goodwill Amortization,
   Net of Taxes ......................................................                 0.66                  0.96
Cash Provided by Operating Activities ................................               77,477                42,818


SALES BY GEOGRAPHIC REGION


                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                           ---------------------------------
                                              2002                  2001
                                           ------------         ------------
REGION:
U.S. ..............................                  34%                  42%
Canada ............................                  13                   16
Latin America .....................                   9                   11
Europe and West Africa ............                  19                   13
Middle East and North Africa ......                  12                    8
Asia Pacific ......................                  13                   10
                                           ------------         ------------
    Total .........................                 100%                 100%
                                           ============         ============

     A discussion of our consolidated results for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 follows:

o Consolidated revenues for the first six months of 2002, excluding our historical compression results and our incremental revenues from 2001 acquisitions, declined slightly over the same period of 2001. On the same basis, revenues in North America decreased more than $120 million, while international revenues increased more than $100 million.

o Gross profit as a percentage of revenues decreased from 36.3% for the first half of 2001 to 33.5% in the first half of 2002. The decline is primarily attributable to pricing pressures and lower volumes in a depressed U.S. market and a shift in our product mix.

o Research and development expenses increased 59.6% primarily due to costs incurred to develop our technology-related product lines.

o Selling, general and administrative expenses attributable to segments decreased as a percentage of revenues from 15.9% for the first half of 2001 to 14.8% in the same period this year. The decline is primarily related to the non-amortization of goodwill in 2002. Goodwill amortization attributable to the segments for the six months ended June 30, 2001 was $16.7 million.

o Our equity in earnings in unconsolidated affiliates for the first six months of 2002 was $5.4 million higher than the comparable period last year. The increase is primarily related to the full period of equity income related to our investment in Universal acquired in February 2001 and the non-amortization of goodwill related to this investment.

o Interest expense, net for the six months ended June 30, 2002 increased $8.9 million from the same period last year primarily due to the interest associated with our $350 million 6 5/8% senior notes issued in November 2001, partially offset by the benefit associated with our interest rate swaps on our $200 million 7 1/4% senior notes.

o Our effective tax rate for the six months ended June 30, 2002 was 34.0%, compared to 36.6% for the same period of 2001, primarily due to the impact of non-amortization of goodwill on earnings before tax in 2002.

SEGMENT RESULTS

     DRILLING AND INTERVENTION SERVICES

     The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for the six months ended June 30, 2002 and 2001:

                                                        SIX MONTHS ENDED
                                                           JUNE 30,
                                                ---------------------------------
                                                   2002                  2001
                                                ------------         ------------
                                                     (in thousands, except
                                                         percentages)

Revenues ..................................     $    622,738         $    622,904
Gross Profit ..............................          202,337              237,510
Gross Profit % ............................             32.5%                38.1%
Research and Development ..................     $     11,757         $     10,875
Selling, General and Administrative .......           68,696               71,592
Operating Income ..........................          121,884              155,043
EBITDA ....................................          197,433              217,470

     A discussion of the results of our Drilling and Intervention Services Division for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 follows:

o Our North American revenues for the first six months of 2002 declined by 23.3%, or 25.5% excluding the incremental revenues from our 2001 acquisitions. A decrease in the six-month average North American rig count of 31.9% contributed to the decline in revenues in this region. Our international revenues increased 29.4%, or 22.0% excluding incremental revenue from our 2001 acquisitions, compared to a relatively flat international rig count.

o Gross profit as a percentage of revenues declined 14.7% in the first half of 2002 from the same period last year. The decline in margins primarily reflects the impact of the pricing pressures and lower volumes felt in the U.S. market, as well as a change in product mix.

o Selling, general and administrative expenses as a percentage of revenues declined from 11.5% in the first six months of 2001 to 11.0% in the first six months of 2002. The decline is primarily related to the non-amortization of goodwill partially offset by costs associated with the expansion of our underbalanced services infrastructure. Goodwill amortization for this period in 2001 was $6.4 million.

     COMPLETION SYSTEMS

     The following chart sets forth data regarding the results of our Completion Systems Division for the six months ended June 30, 2002 and 2001:

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                  ---------------------------------
                                                     2002                  2001
                                                  ------------         ------------
                                                 (in thousands, except percentages)

Revenues .................................        $    197,116         $    160,969
Gross Profit .............................              67,779               53,964
Gross Profit % ...........................                34.4%                33.5%
Research and Development .................        $     20,139         $      9,503
Selling, General and Administrative ......              33,774               33,120
Operating Income .........................              13,866               11,341
EBITDA ...................................              28,766               25,287

     A discussion of the results of our Completion Systems Division for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 follows:

o Our North American revenues increased 2.1%, or decreased 16.0% excluding incremental revenues associated with our 2001 non-technology acquisitions. Our international revenues increased 38.9%, or 24.9% excluding incremental revenues from these acquisitions. Our 2001 non-technology acquisitions contributed more than $25 million in incremental revenues in the first half of 2002.

o Research and development expenses increased 111.9% in the first six months of 2002 compared to the same period of 2001. This increase primarily relates to this division's focus on the development of new technology-related product lines, specifically expandables and optical sensing.

o Selling, general and administrative expenses decreased as a percentage of revenues from 20.6% in the first half of 2001 to 17.1% in the same period this year primarily due to the non-amortization of goodwill in 2002. Goodwill amortization for this period of 2001 was $4.9 million.

     ARTIFICIAL LIFT SYSTEMS

     The following chart sets forth data regarding the results of our Artificial Lift Systems Division for the six months ended June 30, 2002 and 2001.

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                  ---------------------------------
                                                     2002                   2001
                                                  ------------         ------------
                                                       (in thousands, except
                                                            percentages)
Revenues .................................        $    342,261         $    288,346
Gross Profit .............................             119,078              103,909
Gross Profit % ...........................                34.8%                36.0%
Research and Development .................        $      3,627         $      1,794
Selling, General and Administrative ......              69,956               65,889
Operating Income .........................              45,495               36,226
EBITDA ...................................              57,118               50,024

     A discussion of the results of our Artificial Lift Systems Division as reflected above for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 follows:

o North American revenues increased 5.6%, or decreased 10.8% excluding incremental revenues from our 2001 acquisitions. International revenues increased 46.4%, or 19.6% excluding these acquisitions. Our 2001 acquisitions contributed more than $56 million of incremental revenues in the first six months of 2002.

o Gross profit as a percentage of revenues decreased from 36.0% in the first half of 2001 to 34.8% in the same period this year. This decline was primarily related to a change in product mix.

o Selling, general and administrative expenses decreased as a percentage of revenue from 22.9% in the first six months of 2001 to 20.4% in the comparable period in 2002. The decrease was primarily attributable to increased revenues and the non-amortization of goodwill. Goodwill amortization for the first half of 2001 was $4.6 million.

     COMPRESSION SERVICES

     On February 9, 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal in exchange for
13.75 million shares of Universal common stock, which approximated 48% of Universal's then outstanding shares. Subsequent to the merger, Universal issued additional shares of common stock and our ownership declined to 45%. During 2001, up to the merger date, the Compression Services Division contributed $26.9 million of revenues, $3.6 million of EBITDA and an operating loss of $0.6 million to our consolidated results.

     Subsequent to the merger date we began recording equity in earnings of unconsolidated affiliates based on our portion of Universal's net income. The compression businesses that were not included in the merger have been combined with our Artificial Lift Systems Division.

CORPORATE REORGANIZATION

     On June 26, 2002 the stockholders and the Board of Directors of Weatherford International, Inc. approved our corporate reorganization, and Weatherford International Ltd., a newly formed Bermuda company, became the parent holding company of Weatherford International, Inc. Upon consummation of the merger, the shares of Weatherford International, Inc. automatically converted into the right to receive common shares of Weatherford International Ltd. All of the steps necessary to effect the reorganization for U.S. federal corporate income tax purposes were not complete as of June 30, 2002; therefore, the income tax provision for the three and six month periods ended June 30, 2002 does not reflect any tax benefits from the reorganization. Had all steps been completed prior to June 30, 2002, the benefits would have been reflected in the tax rate for the periods presented. On July 11, 2002, legislation was proposed by the Chairman of the Committee of Ways and Means of the House of Representatives that, if enacted, would deny U.S. federal income tax benefits of the reorganization. Similar legislation has been proposed by the Senate Finance Committee.

LIQUIDITY AND CAPITAL RESOURCES

     Our current sources of capital are current reserves of cash, cash generated from operations, proceeds from our asset securitization and borrowings under bank lines of credit. We are currently reviewing acquisitions in our markets. Depending on the size and timing of an acquisition, we could require additional capital in the form of either debt, equity or both.

     In conjunction with the merger, Weatherford International Ltd. fully and unconditionally guaranteed the following obligations of Weatherford International, Inc.: (1) the three-year multi-currency revolving credit facility, (2) the five-year unsecured credit agreement, (3) the 7 1/4% Senior Notes, (4) the 6 5/8% Senior Notes, (5) the Zero Coupon Debentures and (6) the Convertible Preferred Debentures. In addition, we and Weatherford International, Inc. fully and unconditionally guaranteed certain domestic subsidiaries' performance obligations relating to the asset securitization, including their payment obligations.

     CASH FLOWS

     As of June 30, 2002, our cash and cash equivalents were $48.4 million, a net decrease of $40.4 million from December 31, 2001, which was primarily attributable to the following:

o    Cash inflows from operating activities of $77.5 million;

o    Capital expenditures for property, plant and equipment of $124.8 million;

o    Acquisition of the Shell license for $65.0 million;

o Acquisition of new businesses of approximately $18.1 million in cash, net of cash acquired;

o    Proceeds from the sales of assets of $19.9 million;

o Borrowings, net of repayments, on long-term debt and short-term facilities of $99.0 million;

o    Repayment on our asset securitization of $50.1 million; and

o    Proceeds from stock option activity of $23.9 million.

     SOURCE OF LIQUIDITY

     Our operating cash flow is directly related to our business and the segments in which we operate. Should market conditions deteriorate, or should we experience unforeseen declines in results of operations, cash flows may be reduced.

     We anticipate that we will rely primarily upon existing cash balances and cash flows from operating activities to maintain liquidity and fulfill obligations of our current operations. We may also use lines of credit to maintain liquidity for short term needs.

     Banking Facilities

     In April 2001, Weatherford International, Inc. entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. As of June 30, 2002, $186.0 million was available under this credit facility.

     Weatherford International, Inc. has a five-year unsecured revolving credit facility, dated May 1998, that allows borrowing of up to $250.0 million at any time. The facility consists of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of June 30, 2002, $65.7 million was available under this facility due to amounts outstanding and $34.3 million, which was used to secure outstanding letters of credit.

     These credit facilities contain customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. The covenants apply to Weatherford International Ltd., the guarantor of these obligations. We are in compliance with all covenants set forth in the credit facilities. The committed revolving credit facilities do not contain any provision, which makes their availability dependent upon our credit ratings; however, the interest rates are dependent upon the credit rating of our long-term senior debt.

     We also have unsecured short-term borrowings with various institutions pursuant to uncommitted facilities and bid note arrangements. At June 30, 2002, we had $54.2 million in unsecured short-term borrowings outstanding under these arrangements with interest rates ranging from 1.09% to 8.25%.

     Asset Securitization

     In July 2001, Weatherford International, Inc. entered into a one-year agreement with a financial institution to sell, on a continuous basis, an undivided interest in a specific pool of our domestic accounts receivable. The one-year term was extended through August 2002 and Weatherford International, Inc. is currently in the process of renewing this agreement. Weatherford International, Inc. is permitted to securitize up to $150.0 million under this agreement. If our or Weatherford International, Inc.'s credit rating falls below BBB- from Standard and Poor's or Baa3 from Moody's, the financial institution has no further obligation to purchase the accounts receivables. In connection with the reorganization, we and Weatherford International, Inc. fully and unconditionally guaranteed certain domestic subsidiaries performance obligations relating to the asset securitization including their payment obligations. Weatherford International, Inc. currently pays a program fee on participating interests at a variable rate based on the financial institution's commercial paper rate plus other fees. Program fees totaled $0.6 million and $1.3 million for the three and six months ended June 30, 2002, respectively. Weatherford International, Inc. had received $90.7 million for purchased interests as of June 30, 3002.

     CONTRACTUAL OBLIGATIONS

     Our contractual obligations at June 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods have not changed materially, other than as detailed below, since December 31, 2001.

     Derivative Instruments

     As of June 30, 2002, we had in effect two interest rate swap agreements to manage the exposure on our $200.0 million 7 1/4% Senior Notes. The objective of the swaps is to protect the debt against changes in fair value and to take advantage of the interest rates available in the current economic environment. Under these agreements, on May 15 and November 15 of each year until maturity, we will receive interest at the fixed rate of 7 1/4% and will pay a floating rate based on 6-month LIBOR. The interest rate differential to be received or paid on the swaps is recognized over the life of the swaps as an adjustment to interest expense. As of June 30, 2002, the aggregate fair market value of the swap agreements was a $2.9 million net asset.

     Capital Expenditures

     Our capital expenditures for property, plant and equipment during the six months ended June 30, 2002 were $124.8 million and primarily related to our new technologies, drilling equipment, fishing tools and tubular service equipment. Capital expenditures for 2002 are expected to be approximately $250.0 million. Our depreciation expense during the three and six months ended June 30, 2002 was $49.3 million and $97.0 million, respectively.

     Shell License

     On March 1, 2002, we obtained a worldwide license to Shell Technology Ventures' expandable technology. Expandable technology refers to both slotted and solid expandables, related tools and accessories and specialized expansion systems. Under the terms of the agreement, we received a global license to Shell's expandable tubular intellectual property, existing and future, and immediate access to the U.S. market for use of our Completion System Division's Expandable Sand Screen (ESS(TM)) system for consideration that includes $65.0 million in cash, a $20.0 million promissory note and $60.0 million of warrants to purchase our common shares. In addition, we received a 50% reduction in the royalty rate we historically paid for Shell licensed-technology sales. The license will be amortized over the life of the agreement, which is 17 years.

     Zero Coupon Convertible Senior Debentures

     On June 30, 2000, Weatherford International, Inc. completed the private placement of $910 million face amount of Zero Coupon Debentures. These Debentures were issued at $501.6 million providing the holders with an annual 3% yield to maturity. As of June 30, 2002, the amount recorded on our balance sheet was $532.4 million, net of original issue discount.

     Holders may convert the Zero Coupon Debentures into our common shares at any time before maturity at a conversion rate of 9.9970 shares per $1,000 principal amount at maturity or an initial conversion price of $55.1425 per share. The effective conversion price will increase as the accreted value of the Zero Coupon Debentures increases. We may redeem the Zero Coupon Debentures on or after June 30, 2005 at the accreted discounted amount at the time of redemption as provided for in the indenture agreement. The holders also may require us to repurchase the Zero Coupon Debentures on June 30, 2005, June 30, 2010, and June 30, 2015 at the accreted discounted amount at the time of redemption. We may, at our election, repurchase the debentures in cash, common shares or a combination thereof.

EXPOSURES

     INDUSTRY EXPOSURE

     The concentration of our customers in the energy industry may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by prolonged changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain reserves for potential credit losses and, generally, actual historical losses have been consistent with our expectations.

     LITIGATION AND ENVIRONMENTAL EXPOSURE

     In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses and we are subject to various self-retentions and deductibles with respect to our insurance. Although we are subject to various ongoing items of litigation, we do not believe that any of the items of litigation that we are currently subject to will result in any material uninsured losses to us. However, it is possible that an unexpected judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring.

     We are also subject to various federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have in recent years become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties. While we are not currently aware of any situation involving an environmental claim which would be likely to have a material adverse effect on our business, it is always possible that an environmental claim with respect to one or more of our current businesses or a business or property that one of our predecessors owned or used could arise that could involve the expenditure of a material amount of funds.

     TERRORISM EXPOSURE

     The terrorist attacks that took place in the U.S. on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially impact our businesses. The long-term effects of the September 11, 2001 attacks on our businesses are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our businesses for the short- or long-term in ways that cannot presently be predicted.

     INTERNATIONAL EXPOSURE

     Like most multinational oilfield service companies, we have operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific region and the Commonwealth of Independent States that are inherently subject to risks of war, political disruption, civil disturbance and changes in global trade policies that may:

     o    disrupt oil and gas exploration and production activities;

     o    negatively impact results of operations;

     o    restrict the movement of funds;

     o    inhibit our ability to collect receivables;

     o    lead to U.S. government or international sanctions; and

     o    limit access to markets for periods of time.

     CURRENCY EXPOSURE

     A single European currency ("the Euro") was introduced on January 1, 1999, at which time the conversion rates between legacy currencies and the Euro were set for 11 participating member countries. However, the legacy currencies in those countries continued to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies were canceled, and the Euro bills and coins are now used. The transition to the Euro did not have a significant impact on our condensed consolidated financial statements or our business operations.

     Approximately 27.9% of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. Dollar result in translation adjustments, which are reflected as accumulated other comprehensive loss in the shareholders' equity section on our Condensed Consolidated Balance Sheets. We recorded a $11.3 million adjustment to our equity account for the six months ended June 30, 2002 primarily to reflect the net impact of the decline in the Argentinean Peso and Brazilian Real against the U.S. Dollar and the strengthening of the Canadian Dollar, Norwegian Kroner and British Pound against the U.S. Dollar. Changes in currencies also result in the recognition of remeasurement and transactional gains and losses in our Condensed Consolidated Statements of Income.

FORWARD-LOOKING STATEMENTS

     This report as well as other filings made by us and Weatherford International, Inc. with the Securities and Exchange Commission and our releases issued to the public contain various statements relating to our future results, including certain projections and business trends. We believe these statements constitute "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995.

     Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:

         A downturn in market conditions could affect projected results. Any material changes in oil and gas supply and demand balance, oil and gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information provided by us. The oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Through the beginning of 2002, there was a general decrease in prices for oil and natural gas, reflecting diminished demand attributable to political and economic issues. In the last few months, there has been a modest increase and stabilization of prices for oil and natural gas. In addition, the United States economy and most foreign economies appear to have stabilized in the last few months despite their weakening in the prior periods. If an extended regional and/or worldwide recession would occur, it would result in even lower demand and lower prices for oil and gas, which would adversely affect our revenues and income. At this time, we have assumed that any material declines during 2002 will be limited to North and Latin America. Furthermore, our forward-looking statements regarding our drilling and completion products and services assume a modest improvement in the international rig count during 2002 and that no extended material declines in the North American rig count will occur.

         Our results are dependent upon our ability to react to the current market environment. During the fourth quarter of 2001 and 2002 to date, we implemented a number of programs intended to reduce costs and align our cost structure with the current market environment. Our forward-looking statements assume these measures will generate the savings expected and, if the markets continue to decline, that any additional actions we pursue will be adequate to achieve the desired savings.

         A material disruption in our manufacturing could adversely affect some divisions of our business. Our forward-looking statements assume that any manufacturing expansion and consolidation will be completed without any material disruptions. If there are any disruptions or excess costs associated with manufacturing changes, our results could be adversely affected.

         Our success is dependent upon the integration of acquisitions. During 2001, we consummated acquisitions of several product lines and businesses, including the acquisition of Johnson Screens. The success of our acquisitions will be dependent on our ability to integrate the product lines and businesses with our existing businesses and eliminate duplicative costs. We incur various duplicative costs during the integration of the operations of acquired businesses into our operations. Our forward-looking statements assume the successful integration of the operations of the acquired businesses and their contribution to our results during 2002; however, there can be no assurance that the expected benefits of these acquisitions will materialize. Integration of acquisitions is something that cannot occur in the short-term and that requires constant effort at the local level to be successful. Accordingly, there can be no assurance as to the ultimate success of these integration efforts.

         Our long-term growth strategy is dependent upon technological advances. Our ability to succeed with our long-term growth strategy is dependent in part on the technological competitiveness of our products and services. A central aspect of our growth strategy is to enhance the technology of our current products and services, to obtain new technologically-advanced value-added products through internal research and development and/or acquisitions and to then expand the markets for the technology through the leverage of our worldwide infrastructure. These technological advances include, but are not limited to, our underbalanced drilling technology, expandable technology, production optimization and fiber optic sensor technology. Our forward-looking statements have assumed above average growth from these new products and services.

         Unanticipated changes in tax laws related to corporate reorganization could have an adverse effect on our corporate reorganization. Any change in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing authorities would likely affect our corporate reorganization. The U.S. Congress introduced legislation with retroactive effects, which could substantially reduce or eliminate the tax benefits resulting from the reorganization.

         Unanticipated costs or nonrealization of expected benefits from our corporate reorganization could affect our projected results. An inability to realize expected benefits of the reorganization within the anticipated time frame, or at all, would likely affect the anticipated impact of our corporate reorganization. Similarly, any cost or difficulty related to the reorganization and related transactions, which could be greater than expected or thought, would also affect our corporate reorganization.

         A decline in the fair value of our investment in Universal that is other than temporary would adversely affect our projected results. The current market value of our investment in Universal is at a historical low. If Universal's stock price remains depressed, and it is determined that the decline in value is other than temporary, we would be required to record a write-down in the carrying value of our asset. In connection with the reduction in the carrying value, we would be required to recognize a tax benefit related to the deferred tax liability recorded when the initial transaction was consummated. We have assumed that the decline in value of our investment in Universal is temporary.

         Currency fluctuations could have a material adverse financial impact. A material decline in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currencies.

         Political disturbances, war, terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed that there will be no material political disturbances, war, or terrorist attacks and that there will be no material changes in global trade policies.

         Unexpected litigation and legal disputes could have a material adverse financial impact. If we experience unexpected litigation or unexpected results in our existing litigation that have a material effect on our financial results, the accuracy of the forward-looking statements would be affected. Our forward-looking statements assume that there will be no such unexpected litigation or results.

     Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our and Weatherford International, Inc.'s other filings with the SEC. For additional information regarding risks and uncertainties, see our and Weatherford International, Inc.'s other current year filings with the SEC under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended, available free of charge at the SEC's website at www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are currently exposed to market risk from changes in foreign currency rates, changes in interest rates and changes in equity prices. A discussion of our market risk exposure in financial instruments follows.

FOREIGN CURRENCY EXCHANGE RATES

     Because we operate in virtually every oil and gas exploration and production region in the world, we conduct a portion of our business in currencies other than the U.S. Dollar. The functional currency for most of our international operations is the applicable local currency. Although most of our international revenues are denominated in the local currency, the effects of foreign currency fluctuations are largely mitigated because local expenses of such foreign operations are also generally denominated in the same currency.

     Assets and liabilities of foreign subsidiaries in which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive loss in the shareholders' equity section on our Condensed Consolidated Balance Sheets. Approximately 27.9% of our net assets are impacted by changes in foreign currencies in relation to the U.S. Dollar. We recorded a $11.3 million adjustment to our equity account for the six months ended June 30, 2002 to reflect the impact of the decline in the Argentinean Peso and Brazilian Real against the U.S. Dollar, partially offset by a strengthening of the Canadian Dollar, Norwegian Kroner and British Pound against the U.S. Dollar.

INTEREST RATES

     We are subject to interest rate risk on our long-term fixed interest rate debt and, to a lesser extent, variable-interest rate borrowings. Our long-term borrowings subject to interest rate risk primarily consist of the $350.0 million principal of the 6 5/8% Senior Notes due 2011, $200.0 million principal of the 7 1/4% Senior Notes due 2006, the $402.5 million principal of the 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 and the $910.0 million Zero Coupon Senior Convertible Debentures due 2020. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate to increase or decrease, and thus increase or decrease the amount required to refinance the debt. As of June 30, 2002, the fair market value of the 6 5/8% Senior Notes was $357.9 million. The fair value of the 7 1/4% Senior Notes was $211.0 million as of June 30, 2002. The fair value of both Senior Notes is principally dependent on changes in prevailing interest rates. As of June 30, 2002, the fair market value of the Convertible Preferred Debentures was $372.6 million, and the fair market value of the Zero Coupon Debentures was $575.6 million. The fair market value of the Convertible Preferred Debentures and the Zero Coupon Debentures is principally dependent on both prevailing interest rates and our current share price as it relates to the conversion price of $53.34 per share and $55.1425 per share, respectively.

     As of June 30, 2002, we had two interest rate swaps, which convert fixed rate debt to variable rate debt. Our interest rate swaps hedge the fixed rate
7 1/4% Senior Notes and are a net asset with an aggregate fair value of $2.9 million at June 30, 2002. Under the interest rate swap agreements, each counter party pays a fixed rate of 7 1/4% interest and we pay a variable interest rate based on published 6-month LIBOR. The payments under the agreements are settled on May 15 and November 15 of each year until May 2006 and coincide with the interest payment dates on the hedged debt instrument.

     We have various other long-term debt instruments but believe that the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $288.2 million at June 30, 2002 approximate fair market value.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 26, 2002, Weatherford International, Inc. held two meetings, an Annual Stockholders' Meeting and a Special Meeting of Stockholders. At Weatherford International, Inc.'s Annual Meeting of Stockholders, the stockholders approved the election of eight directors to serve until the next annual meeting of Weatherford International Ltd.'s shareholders. There were no broker non-votes. The following sets forth the results of the voting with respect to such matter:

Election of Directors                               For           Withheld/Against       Abstained
                                                ------------      ----------------      ------------

Philip Burguieres                                105,416,268             854,701                  --
David J. Butters                                 105,988,002             282,967                  --
Bernard J. Duroc-Danner                          100,479,668           5,791,301                  --
Sheldon B. Lubar                                 105,263,593           1,007,376                  --
William E. Macaulay                               91,845,780          14,425,189                  --
Robert B. Millard                                 91,845,780          14,425,189                  --
Robert K. Moses Jr                               106,160,186             110,783                  --
Robert A. Rayne                                  105,987,940             283,029                  --

     At Weatherford International, Inc.'s Special Meeting of Stockholders, the stockholders approved the adoption of the Agreement and Plan of Merger dated May 8, 2002, whereby Weatherford International, Inc. became a subsidiary of Weatherford International Ltd., a Bermuda company, and all of the stockholders of Weatherford International, Inc. became shareholders of Weatherford International Ltd., a newly formed Bermuda Company. The results were 91,133,457 shares voted for, 5,818,505 shares voted against (not including shares withheld) and 927,666 shares abstained. There were 21,431,539 shares withheld votes that counted against the merger.

ITEM 5. OTHER INFORMATION

      Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes--Oxley Act of 2002, the certifications of Bernard J. Duroc-Danner, Chief Executive Officer of the Company, and Lisa W. Rodriguez, Chief Financial Officer of the Company, are filed with this Form 10-Q as Exhibit Numbers 99.1 and 99.2. Copies of these certifications are available on the Company's website at www.weatherford.com.

     In addition, the sworn statements/certifications of Mr. Duroc-Danner and Ms. Rodriguez, as required by Securities and Exchange Commission Order No. 4-460 and pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934, were filed with the Securities and Exchange Commission on August 9, 2002 as Exhibit Numbers 99.1 and 99.2 to the Company's Form 8-K. Copies of these certifications are also available on the Company's website at www.weatherford.com.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:


EXHIBIT
NUMBER                                            DESCRIPTION
------                                            -----------

2.1 Agreement and Plan of Merger dated May 8, 2002, among Weatherford International, Inc., Weatherford Merger, Inc., Weatherford International Ltd. and Weatherford U.S. Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).

3.1           Memorandum of Association of Weatherford International Ltd.
              (incorporated by reference to Annex II to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).

3.2 Memorandum of Increase of Share Capital of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).

3.3 Bye-laws of Weatherford International Ltd. (incorporated by reference to Annex III to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).

4.1 See Exhibits 3.1, 3.2 and 3.3 for provisions of the Memorandum of Association and Bye-laws of Weatherford International Ltd. defining the rights of holders of common shares.

4.2 Amending Agreement dated June 26, 2002, by and among Weatherford International, Inc., Weatherford International Ltd., Weatherford Canada Ltd., Weatherford ER Acquireco Inc., Jamie E. Biluk,
              N. Scott A. Biluk, A. Lynn Biluk and Tracy L. Biluk (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Reg. No. 333-82634) filed on July 5, 2002).

+4.3 Amendment No. 1 dated May 17, 2002, to Credit Agreement dated April 26, 2001, among Weatherford International, Inc., Weatherford Eurasia Limited, Weatherford Eurasia B.V., Weatherford International Ltd., the Lenders defined therein and Bank One, N.A., as Administrative Agent.

+4.4 Amendment No. 1 dated May 17, 2002, to Amended and Restated Credit Agreement dated May 27, 1998, among Weatherford International, Inc., Weatherford Canada Ltd., Weatherford International Ltd., the Lenders defined therein, JPMorgan Chase Bank, as Administrative Agent for the U.S. Lenders, and The Bank of Nova Scotia, as Documentation Agent for the Lenders and as Agent for the Canadian Lenders.

+4.5 Waiver and Omnibus Amendment dated June 26, 2002, to Sale Agreement dated July 2, 2001, and Purchase Agreement dated July 2, 2001, among W1 Receivables, L.P., Weatherford International, Inc., Bank One, NA (Main Office Chicago), individually and as Agent, Jupiter Securitization Corporation, Weatherford Artificial Lift Systems, Inc., Weatherford U.S., L.P. and Weatherford International Ltd.

+4.6 Waiver and Amendment No. 1 dated May 14, 2002, to Purchase Agreement dated July 2, 2001, among W1 Receivables, L.P., Weatherford International, Inc., Bank One, NA (Main Office Chicago), individually and as Agent, and Jupiter Securitization Corporation.

+4.7 Fourth Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company).

+4.8 Convertible Debenture Guarantee Agreement dated June 26, 2002, between Weatherford International Ltd. and JP Morgan Chase Bank.

+4.9 Second Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and JP Morgan Chase Bank.

+10.1 Assumption and General Amendment of Directors' Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June 26, 2002.

+99.1         Certification of Chief Executive Officer.

+99.2         Certification of Chief Financial Officer.

----------

+ Filed herewith.

     (b)  Reports on Form 8-K:

           Current Report on Form 8-K dated June 26, 2002, announcing the corporate reorganization pursuant to which Weatherford International Ltd. became the parent holding company of Weatherford International, Inc. Additionally, the following reports were filed by Weatherford International, Inc. during the quarter ended June 30, 2002:

          (a) Current report on Form 8-K dated April 5, 2002, announcing the approval of the Board of Directors of the corporate reorganization.

          (b) Current Report on Form 8-K dated April 23, 2002, announcing earnings for the quarter ended March 31, 2002.

          (c) Current report on Form 8-K dated June 26, 2002, announcing the corporate reorganization.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Weatherford International Ltd.



                             By:  /s/ Bernard J. Duroc-Danner
                                  ---------------------------------------------
                                  Bernard J. Duroc-Danner
                                  Chief Executive Officer, Chairman of the
                                  Board and Director
                                  (Principal Executive Officer)


                                  /s/ Lisa W. Rodriguez
                                  ---------------------------------------------
                                  Lisa W. Rodriguez
                                  Senior Vice President and Chief Financial
                                  Officer
                                  (Principal Financial and Accounting Officer)

Date: August 14, 2002

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

2.1           Agreement and Plan of Merger dated May 8, 2002, among Weatherford
              International, Inc., Weatherford Merger, Inc., Weatherford
              International Ltd. and Weatherford U.S. Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration
              Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).

3.1           Memorandum of Association of Weatherford International Ltd.
              (incorporated by reference to Annex II to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on
              May 22, 2002).

3.2           Memorandum of Increase of Share Capital of Weatherford
              International Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on
              May 22, 2002).

3.3 Bye-laws of Weatherford International Ltd. (incorporated by reference to Annex III to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg.
              No. 333-85644) filed on May 22, 2002).

4.1 See Exhibits 3.1 and 3.3 for provisions of the Memorandum of Association and Bye-laws of Weatherford International Ltd.
              defining the rights of holders of common shares.

4.2           Amending Agreement dated June 26, 2002, by and among Weatherford
              International, Inc., Weatherford International Ltd., Weatherford
              Canada Ltd., Weatherford ER Acquireco Inc., Jamie E. Biluk,
              N. Scott A. Biluk, A. Lynn Biluk and Tracy L. Biluk (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Reg. No. 333-82634) filed on July 5, 2002).

+4.3          Amendment No. 1 dated May 17, 2002, to Credit Agreement dated
              April 26, 2001, among Weatherford International, Inc., Weatherford
              Eurasia Limited, Weatherford Eurasia B.V., Weatherford
              International Ltd., the Lenders defined therein and Bank One,
              N.A., as Administrative Agent.

+4.4          Amendment No. 1 dated May 17, 2002, to Amended and Restated Credit
              Agreement dated May 27, 1998, among Weatherford International,
              Inc., Weatherford Canada Ltd., Weatherford International Ltd., the
              Lenders defined therein, JPMorgan Chase Bank, as Administrative
              Agent for the U.S. Lenders, and The Bank of Nova Scotia, as
              Documentation Agent for the Lenders and as Agent for the Canadian
              Lenders.

+4.5          Waiver and Omnibus Amendment dated June 26, 2002, to Sale
              Agreement dated July 2, 2001, and Purchase Agreement dated July 2,
              2001, among W1 Receivables, L.P., Weatherford International, Inc.,
              Bank One, NA (Main Office Chicago), individually and as Agent,
              Jupiter Securitization Corporation, Weatherford Artificial Lift
              Systems, Inc., Weatherford U.S., L.P. and Weatherford
              International Ltd.

+4.6          Waiver and Amendment No. 1 dated May 14, 2002, to Purchase
              Agreement dated July 2, 2001, among W1 Receivables, L.P.,
              Weatherford International, Inc., Bank One, NA (Main Office
              Chicago), individually and as Agent, and Jupiter Securitization
              Corporation.

+4.7          Fourth Supplemental Indenture dated June 26, 2002, among
              Weatherford International, Inc., Weatherford International Ltd.
              and The Bank of New York (as successor in interest to Bank of Montreal Trust Company).

+4.8 Convertible Debenture Guarantee Agreement dated June 26, 2002, between Weatherford International Ltd. and JP Morgan Chase Bank.

+4.9          Second Supplemental Indenture dated June 26, 2002, among
              Weatherford International, Inc., Weatherford International Ltd.
              and JP Morgan Chase Bank.

+10.1         Assumption and General Amendment of Directors' Stock Option and
              Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June
              26, 2002.

+99.1         Certification of Chief Executive Officer.

+99.2         Certification of Chief Financial Officer.

----------
+ Filed herewith.