Form 10-Q
period 2002-09-30
WEATHERFORD INTERNATIONAL LTD
filed 2002-11-13
CIK 1170565

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from ________ to ________

                         Commission file number 1-31339


                         WEATHERFORD INTERNATIONAL LTD.
                         -------------------------------
             (Exact name of Registrant as specified in its Charter)

             Bermuda                                           98-0371344
--------------------------------------                     -----------------
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

                                 (246) 427-3174
            --------------------------------------------------------
               (Registrant's telephone number, include area code)

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

     Yes       X          No
         --------------     ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date:


           Title of Class                  Outstanding at November 7, 2002
           --------------                  -------------------------------
   Common Shares, par value $1.00                  120,480,627

                              EXPLANATORY STATEMENT


     Weatherford International Ltd., a Bermuda exempted company ("Weatherford Limited"), is filing this Quarterly Report on Form 10-Q as successor to Weatherford International, Inc., a Delaware corporation ("Weatherford Delaware"). On June 26, 2002, Weatherford Limited became the parent holding company of Weatherford Delaware as the result of a corporate reorganization effected through the merger of a subsidiary with and into Weatherford Delaware. Each share of Weatherford Delaware issued immediately prior to the effective time of the merger automatically converted into the right to receive a common share of Weatherford Limited. Thus, the stockholders of Weatherford Delaware became the shareholders of Weatherford Limited which, together with its subsidiaries, continues to be engaged in the same business that Weatherford Delaware and its subsidiaries were engaged in before the merger. For periods prior to June 26, 2002, please refer to the periodic and other reports filed with the Securities and Exchange Commission by Weatherford Delaware (Commission File No. 001-13086) prior to June 26, 2002.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                               SEPTEMBER 30,         DECEMBER 31,
                                                                                     2002                2001
                                                                                --------------       --------------
                                                                                (UNAUDITED)
                          ASSETS

Current Assets:
                                                                                $
   Cash and Cash Equivalents............................................              57,085         $     88,832
   Accounts Receivable, Net of Allowance for Uncollectible
     Accounts of $18,680 and $18,021, Respectively......................             484,763              462,145
   Inventories..........................................................             539,344              504,986
   Other Current Assets.................................................             180,965              175,370
                                                                                --------------       --------------
                                                                                   1,262,157            1,231,333
                                                                                --------------       --------------

Property, Plant and Equipment, Net......................................           1,091,193            1,039,616
Goodwill, Net...........................................................           1,446,962            1,383,272
Other Intangible Assets, Net............................................             257,172              104,825
Equity Investments in Unconsolidated Affiliates.........................             282,701              483,038
Other Assets............................................................              60,007               54,278
                                                                                --------------       --------------
                                                                                $  4,400,192         $  4,296,362
                                                                                ==============       ==============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Short-Term Borrowings and Current Portion of Long-Term Debt..........        $    370,746         $    190,229
   Accounts Payable.....................................................             181,440              219,630
   Other Current Liabilities............................................             317,616              349,738
                                                                                                     --------------
                                                                                --------------
                                                                                     869,802              759,597
                                                                                --------------       --------------

Long-Term Debt..........................................................             583,838              572,733
Zero Coupon Convertible Senior Debentures...............................             536,423              524,561
Deferred Tax Liabilities................................................              24,288               94,967
Other Liabilities.......................................................              92,876              103,764
5% Convertible Subordinated Preferred
   Equivalent Debentures................................................             402,500              402,500

Commitments and Contingencies

Shareholders' Equity:
   Common Shares, $1 Par Value, Authorized 500,000 and 250,000
     Shares, Issued 130,253 and 129,852 Shares, Respectively............             130,253              129,852
   Capital in Excess of Par Value.......................................           1,972,196            1,912,528
   Treasury Shares, Net.................................................            (266,329)            (294,986)
   Retained Earnings....................................................             230,479              268,050
   Accumulated Other Comprehensive Loss.................................            (176,134)            (177,204)
                                                                                --------------       --------------
                                                                                   1,890,465            1,838,240
                                                                                --------------       --------------
                                                                                $  4,400,192         $  4,296,362
                                                                                ==============       ==============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS                   NINE MONTHS
                                                                ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                             --------------------------    ---------------------------
                                                                2002           2001           2002            2001
                                                             -----------    -----------    ------------    -----------
Revenues:
     Products...........................................     $   276,522    $   259,083    $  847,501      $  734,821
     Services and Rentals...............................         308,408        349,538       899,544         972,958
                                                             -----------    -----------    ----------      ----------
                                                                 584,930        608,621     1,747,045       1,707,779

Costs and Expenses:
     Cost of Products...................................         166,219        156,064       541,567         459,572
     Cost of Services and Rentals.......................         236,461        226,687       634,034         622,914
     Research and Development...........................          19,624         12,881        55,147          35,139
     Selling, General and Administrative Attributable
       to Segments......................................          87,495         93,792       259,921         268,944
     Corporate General and Administrative...............           9,871          9,984        33,957          29,650
     Equity in Earnings of Unconsolidated Affiliates....          (5,445)        (6,947)      (18,640)        (14,708)
     Non-recurring Charge...............................         232,493             --       232,493              --
                                                             -----------    -----------    ----------      ----------
Operating Income (Loss).................................        (161,788)      116,160          8,566         306,268
                                                             -----------    -----------    ----------      ----------

Other Expense:
     Interest Expense, Net..............................         (20,404)       (19,802)      (61,401)        (51,907)
     Other, Net.........................................            (917)        (1,572)       (2,891)         (1,986)
                                                             -----------    -----------    ----------      ----------
Income (Loss) Before Income Taxes.......................        (183,109)        94,786       (55,726)        252,375
Provision for Income Taxes .............................         (14,815)       (34,605)      (58,127)        (92,248)
Benefit for Income Taxes,
   Related to Non-recurring Charge......................          76,282             --        76,282              --
                                                             -----------    -----------    ----------      ----------
Net Income (Loss).......................................     $  (121,642)   $    60,181    $  (37,571)     $  160,127
                                                             ===========    ===========    ==========      ==========

Earnings (Loss) Per Share:
     Basic..............................................     $     (1.01)   $     0.52     $    (0.31)     $     1.42
     Diluted............................................     $     (1.01)   $     0.49     $    (0.31)     $     1.32

Weighted Average Shares Outstanding:
     Basic..............................................         120,193       115,068        119,796         113,093
     Diluted............................................         120,193       135,081        119,796         131,826

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                           NINE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                                ------------------------------------
                                                                                    2002                   2001
                                                                                --------------        --------------
Cash Flows from Operating Activities:
  Net Income (Loss).....................................................        $   (37,571)           $   160,127
  Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided by Operating Activities:
       Depreciation and Amortization....................................            158,318                152,845
       Equity in Earnings of Unconsolidated Affiliates..................            (18,640)               (14,708)
       Non-cash Portion of Non-recurring Charge.........................            232,106                     --
       Amortization of Original Issue Discount..........................             11,862                 11,513
       Deferred Income Tax Provision (Benefit) .........................            (74,627)                    62
       Gain on Sales of Assets..........................................            (11,110)               (11,202)
       Change in Operating Assets and Liabilities, Net of Effect
         of Businesses Acquired.........................................            (95,609)              (196,138)
                                                                                --------------         -------------
       Net Cash Provided by Operating Activities........................            164,729                102,499
                                                                                --------------         -------------

Cash Flows from Investing Activities:
  Acquisition of Businesses, Net of Cash Acquired.......................            (83,229)              (214,417)
  Capital Expenditures for Property, Plant and Equipment................           (196,031)              (237,200)
  Acquisition of License................................................            (65,000)                --
  Acquisition of Minority Interest......................................               --                 (206,500)
  Proceeds from Sales of Assets.........................................             28,508                 21,408
                                                                                --------------         -------------
       Net Cash Used by Investing Activities............................           (315,752)              (636,709)
                                                                                --------------         -------------

Cash Flows from Financing Activities:
  Borrowings on Short-Term Debt, Net....................................            159,169                286,383
  Repayments of Long-Term Debt, Net.....................................             (7,884)                (8,612)
  Proceeds (Repayments) from Asset Securitization, Net..................            (55,055)               136,784
  Proceeds from Exercise of Stock Options...............................             25,553                 10,170
  Acquisition of Treasury Shares........................................             (1,994)                (2,815)
  Other, Net............................................................               (909)                    --
                                                                                --------------         -------------
       Net Cash Provided by Financing Activities........................            118,880                421,910
                                                                                --------------         -------------


Effect of Exchange Rate on Cash and Cash Equivalents....................                396                  3,224
Net Decrease in Cash and Cash Equivalents...............................            (31,747)              (109,076)
Cash and Cash Equivalents at Beginning of Period........................             88,832                153,808
                                                                                --------------         -------------
Cash and Cash Equivalents at End of Period..............................        $    57,085            $    44,732
                                                                                ==============         =============

Supplemental Cash Flow Information:
  Interest Paid.........................................................        $    45,648            $    35,110
  Income Taxes Paid, Net of Refunds.....................................             37,067                 44,951

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                    THREE MONTHS                    NINE MONTHS
                                                                ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                             ---------------------------    -----------------------------
                                                                2002            2001            2002             2001
                                                             ------------    -----------    -------------    ------------


Net Income (Loss)......................................      $ (121,642)     $   60,181     $  (37,571)      $  160,127
Other Comprehensive Income (Loss):
     Foreign Currency Translation Adjustment...........         (10,215)          1,156          1,070          (28,962)
                                                             ------------    -----------    -------------    ------------
Comprehensive Income (Loss)............................      $ (131,857)     $   61,337     $  (36,501)      $  131,165
                                                             ============    ===========    =============    ============




                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     Effective June 26, 2002, Weatherford International Ltd. ("Weatherford Limited"), a Bermuda exempted company, became the parent holding company of Weatherford International, Inc. ("Weatherford Delaware") following a corporate reorganization (See Note 2). The condensed consolidated financial statements of Weatherford Limited and subsidiaries (the "Company") included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company's Condensed Consolidated Balance Sheet at September 30, 2002, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2002 and 2001, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 and the notes thereto included in Weatherford International, Inc.'s Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results expected for the full year.

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

2.   CORPORATE REORGANIZATION

     Effective June 26, 2002, Weatherford Limited became the parent holding company of Weatherford Delaware following a corporate reorganization. Weatherford Delaware continues to exist as an indirect, wholly owned subsidiary of Weatherford Limited. Weatherford Limited and its subsidiaries continue to conduct the business previously conducted by Weatherford Delaware and its subsidiaries. The reorganization has been accounted for as a reorganization of entities under common control, and accordingly, it did not result in any changes to the consolidated amounts of assets, liabilities or shareholders' equity. All steps to affect the reorganization were completed by September 30, 2002.

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

     In conjunction with the merger, Weatherford Limited fully and unconditionally guaranteed the following obligations of Weatherford Delaware:
(1) the three-year multi-currency revolving credit facility, (2) the five-year unsecured credit agreement, (3) the $200.0 million 7 1/4% Senior Notes due 2006 (the "7 1/4% Senior Notes"), (4) the $350.0 million 6 5/8% Senior Notes due 2011, (5) the Zero Coupon Convertible Senior Debentures due 2020 (the "Zero Coupon Debentures") and (6) the 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Convertible Preferred Debentures"). In addition, Weatherford Limited and Weatherford Delaware fully and unconditionally guaranteed certain domestic subsidiaries' performance obligations relating to the asset securitization (See Note 7), including their payment obligations.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     In connection with the reorganization, the Company incurred $4.5 million, $3.0 million after taxes, in transaction-related expenses. The transaction expenses relate to professional services and are reflected in Corporate General and Administrative Expenses in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2002.

3.   NON-RECURRING CHARGE

     During the three months ended September 30, 2002, the Company recorded $232.5 million, $156.2 million net of taxes, in non-recurring charges relating to a write-down in its investment in Universal Compression Holdings, Inc. ("Universal") and a rationalization of its businesses in light of industry conditions.

     The Company recorded a write-down of its investment in Universal by $217.1 million as it determined that the decline in the market value was other than temporary. In connection with the reduction in the carrying value of this investment, the Company recognized a tax benefit of $70.9 million, reducing the deferred tax liability related to the difference between the book carrying value and the tax basis of the investment.

     The Company undertook initiatives to rationalize its business in light of the lower activity levels primarily in the United States, and the continued economic uncertainty. Initiatives approved during the third quarter included a reduction in workforce and closure of two facilities. The charge recorded related to these initiatives is summarized by division in the following table and described in greater detail below:

                                                                                Reversal of
                                                                                Prior Year
                                                               Asset           Non-recurring
                                      Severance (1)        Impairment (2)       Charge (3)             Total
                                      ---------------    -----------------    ----------------    ----------------
                                                                     (in thousands)
 Drilling & Intervention Services..      $    1,853          $      132          $      --           $    1,985
 Completion Systems................           4,810               1,580                 --                6,390
 Artificial Lift Systems...........           1,866               5,295                 --                7,161
 Corporate.........................              48               4,592               (4,739)               (99)
                                      ---------------    -----------------    ----------------    ----------------
 Total.............................      $    8,577          $   11,599          $    (4,739)        $   15,437
                                      ===============    =================    ================    ================

     (1) In accordance with the Company's announced plan to terminate employees, it recorded severance and related costs for 834 specifically identified employees. Terminations are company-wide and are expected to be completed by the end of 2002. As of September 30, 2002, 87 employees had been terminated and $0.4 million of severance had been paid.

     (2) The asset impairment primarily relates to the write-down of equipment and facilities which are held for sale as a result of the decline in market conditions. These assets, having a carrying amount of $10.9 million, have been reclassified in Other Current Assets on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2002. The Company anticipates the assets to be sold by September 2003.

     (3) In 2001, the Company recorded a non-recurring charge of $56.3 million in connection with the merger of its Compression Services Division with Universal of which $4.7 million of estimated transaction costs were not incurred.

4.   GOODWILL

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

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The following table provides net income and earnings per share information had the non-amortization provision been in effect for the three and nine months ended September 30, 2001:

                                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2001       SEPTEMBER 30, 2001
                                                            ----------------------   ---------------------
                                                              (in thousands, except per share amounts)

      Reported net income................................   $             60,181     $           160,127
      Goodwill amortization, net of taxes................                 10,162                  27,239
                                                            ----------------------   ---------------------
      Adjusted net income................................   $             70,343     $           187,366
                                                            ======================   =====================

      Basic earnings per share:
        Reported earnings per share......................   $               0.52     $              1.42
        Goodwill amortization, net of taxes..............                   0.09                    0.24
                                                            ----------------------   ---------------------
        Adjusted earnings per share......................   $               0.61     $              1.66
                                                            ======================   =====================

      Diluted earnings per share:
        Reported earnings per share......................   $               0.49     $              1.32
        Goodwill amortization, net of taxes..............                   0.07                    0.21
                                                            ----------------------   ---------------------
        Adjusted earnings per share......................   $               0.56     $              1.53
                                                            ======================   =====================

5.    INTANGIBLE ASSETS

      The Company amortizes identifiable intangible assets, excluding goodwill and indefinite-lived intangibles, on a straight-line basis over the years expected to be benefited, ranging from 3 to 20 years. The components of these other intangible assets are as follows:

                                  SEPTEMBER 30, 2002                                DECEMBER 31, 2001
                      -------------------------------------------   --------------------------------------------------
                       CARRYING      ACCUMULATED                    CARRYING VALUE     ACCUMULATED
                         VALUE      AMORTIZATION        NET                           AMORTIZATION           NET
                      ------------  --------------  -------------   ---------------   --------------    --------------
                                                            (in thousands)

 Patents..........   $  72,802       $ (12,972)    $  59,830        $     62,135      $    (9,623)      $    52,512
 Licenses.........     187,496          (9,807)      177,689              33,209           (4,754)           28,455
 Covenants not to
  compete.........      19,970          (9,408)       10,562              18,961           (6,539)           12,422
 Other.............      1,609            (518)        1,091               2,423             (697)            1,726
                     ---------       ---------     ---------        ------------      -----------       -----------
                     $ 281,877       $ (32,705)    $ 249,172        $    116,728      $   (21,613)      $    95,115
                     =========       =========     =========        ============      ===========       ===========

     Amortization expense was $4.8 million and $11.1 million for the three and nine months ended September 30, 2002, respectively. Estimated amortization expense for the carrying amount of intangible assets as of September 30, 2002 is expected to be $5.0 million for the remainder of 2002, $19.4 million for 2003, $18.3 million for 2004, $17.5 million for 2005 and $16.6 million for 2006.

     The Company has trademarks associated with its 2001 acquisition of the Johnson Screens division from Vivendi Environment, which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks are classified in Other Intangible Assets, Net on the accompanying Condensed Consolidated Balance Sheets and had a carrying value of $8.0 million at September 30, 2002 and $9.7 million at December 31, 2001. The estimated fair market value of intangible assets obtained through acquisitions consummated in the preceding twelve months are based on preliminary information which is subject to change when final valuations are obtained.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     On March 1, 2002, the Company obtained a worldwide license to Shell Technology Ventures' ("Shell") expandable technology. Expandable technology refers to both slotted and solid expandables, related tools and accessories and specialized expansion systems. Under the terms of the agreement, the Company received a global license to Shell's existing and future expandable tubular intellectual property and immediate access to the U.S. market for use of its Completion Systems Division's Expandable Sand Screen (ESSTM) system for consideration that included $65.0 million in cash, a $20.0 million promissory note and $60.0 million of warrants to purchase Common Shares. The $20.0 million promissory note is classified as Short-Term Borrowings and Current Portion of Long-Term Debt on the accompanying Condensed Consolidated Balance Sheets. In addition, the Company received a 50% reduction in the royalty rate it historically paid on Shell licensed technology sales. This license is being amortized over the life of the agreement, which is 17 years.

6.   INVENTORIES

     Inventories by category are as follows:

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       2002              2001
                                                                                   -------------     --------------
                                                                                           (in thousands)

     Raw materials, components and supplies.................................    $     149,736         $   143,142
     Work in process........................................................           46,285              49,544
     Finished goods.........................................................          343,323             312,300
                                                                                   -------------     --------------
                                                                                $     539,344         $   504,986
                                                                                ================     ==============

     Work in process and finished goods inventories include the cost of material, labor and plant overhead.

7.   ASSET SECURITIZATION

     In July 2001, Weatherford Delaware entered into a one-year agreement with a financial institution to sell, on a continuous basis, an undivided interest in a specific pool of domestic accounts receivable of Weatherford Delaware and its subsidiaries. The one-year term was extended through November 2002, and Weatherford Delaware is currently in the process of renewing this agreement. Weatherford Delaware is permitted to securitize up to $150.0 million under this agreement. If Weatherford Limited's or Weatherford Delaware's credit rating falls below BBB- from Standard and Poor's or Baa3 from Moody's, the financial institution has no further obligation to purchase the accounts receivable. In connection with the reorganization, Weatherford Limited and Weatherford Delaware fully and unconditionally guaranteed certain domestic subsidiaries' performance obligations relating to the asset securitization, including their payment obligations. Weatherford Delaware currently pays a program fee on participating interests at a variable rate based on the financial institution's commercial paper rate plus other fees. Program fees totaled $0.5 million and $1.8 million for the three and nine months ended September 30, 2002, respectively and are included in Interest Expense, Net on the accompanying Condensed Consolidated Statements of Operations. Weatherford Delaware had received $85.7 million for purchased interests as of September 30, 2002 and $140.8 million as of December 31, 2001.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.   SHORT-TERM DEBT

                                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                                     2002                2001
                                                                                 --------------     ----------------
                                                                                           (in thousands)

      2001 Multi-currency revolving credit facility........................      $     116,356      $      90,896
      1998 Revolving credit facility.......................................            150,000             50,048
      Note payable.........................................................             20,000            --
      Short-term bank loans................................................             57,307             22,528
                                                                                 --------------     ----------------
      Total short-term borrowings..........................................            343,663            163,472
      Current portion of long-term debt....................................             27,083             26,757
                                                                                 --------------     ----------------
      Short-Term Borrowings and Current Portion of Long-Term Debt..........      $     370,746      $     190,229
                                                                                 ==============     ================

     In April 2001, Weatherford Delaware entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. As of September 30, 2002, the Company had $133.6 million available under this agreement.

     Weatherford Delaware entered into a five-year unsecured credit agreement in May 1998, which provides for borrowings of up to an aggregate of $250.0 million, consisting of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of September 30, 2002, the Company had $64.6 million available under this facility due to amounts outstanding and $35.4 million being used to secure outstanding letters of credit.

     The Company also engages in unsecured short-term borrowings with various institutions pursuant to uncommitted facilities. As of September 30, 2002, the Company had $57.3 million in unsecured short-term borrowings outstanding under these arrangements with interest rates ranging from 2.13% to 16.00%.

9.   INTEREST RATE SWAPS

     As of September 30, 2002, the Company had in effect two interest rate swap agreements, entered into on November 15, 2001 and January 8, 2002, to reduce the Company's exposure to changes in the fair value of the 7 1/4% Senior Notes and to take advantage of interest rates available in the current economic environment. Under these agreements, on May 15 and November 15 of each year until maturity, the Company will receive interest at the fixed rate of 7 1/4% and will pay floating rate based on 6-month LIBOR. The hedges are considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rate over its term. In accordance with SFAS No. 133, the shortcut method applies and there is no need to periodically reassess the effectiveness of the hedge during the term of the swaps. The swap agreements are recorded at fair market value and classified in Other Assets or Other Liabilities with the offset to Long-Term Debt on the accompanying Condensed Consolidated Balance Sheets. The aggregate fair market value of the swaps was an asset of $15.5 million as of September 30, 2002 (See Note 15).

10.  EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share for all periods presented is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing net income, as adjusted for the assumed conversion of dilutive debentures, by the weighted average number of Common Shares outstanding during the period adjusted for the dilutive effect of the Company's outstanding stock options, restricted stock and the incremental shares for the assumed conversion of dilutive debentures. The effect of stock options, restricted stock and assumed conversion of dilutive debentures is not included in the computations for periods in which a loss occurs, because to do so would be anti-dilutive.

     Diluted earnings per share for the three and nine months ended September 30, 2001 reflects the assumed conversion of the Zero Coupon Debentures, as the conversion of these debentures in those periods would have been dilutive. Net income for the diluted earnings per share calculations for those periods is adjusted to add back the amortization of original issue discount, net of taxes, related to the Zero Coupon Debentures.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Diluted earnings per share for the three and nine months ended September 30, 2001 reflects the assumed conversion of the Convertible Preferred Debentures in the quarterly periods in which the conversion would have been dilutive. Net income for the diluted earnings per share calculations for those periods is adjusted to add back the interest expense, net of taxes, related to the Convertible Preferred Debentures.

     The following reconciles net income (loss) to adjusted net income (loss), adjusting for the impact of assumed conversion of dilutive debentures for those periods in which the debentures are dilutive:

                                                                    THREE MONTHS                 NINE MONTHS
                                                                 ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                               ------------------------    -------------------------
                                                                  2002         2001           2002         2001
                                                               ------------ -----------    -----------  ------------
                                                                                  (in thousands)

     Net income (loss)....................................... $ (121,642)   $   60,181    $  (37,571)   $  160,127
     Amortization of original issue discount, net of taxes...      --            2,539         --            7,583
     Interest expense, net of taxes..........................      --            3,258         --            6,516
                                                              ------------ -----------    -----------   ----------
     Adjusted net income (loss).............................. $ (121,642)   $   65,978    $  (37,571)   $  174,226
                                                              ============ ===========    ===========   ==========

     The following reconciles basic and diluted weighted average shares outstanding:

                                                                     THREE MONTHS                NINE MONTHS
                                                                 ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                -----------------------    -------------------------
                                                                   2002        2001           2002         2001
                                                                ----------- -----------    -----------  ------------
                                                                                  (in thousands)
     Basic weighted average shares outstanding................     120,193     115,068        119,796      113,093
     Dilutive effect of outstanding stock options and
         restricted stock.....................................      --           3,370         --            4,605
     Dilutive effect of the Zero Coupon Debentures............      --           9,097         --            9,097
     Dilutive effect of the Convertible Preferred Debentures..      --           7,546         --            5,031
                                                                ----------- -----------    -----------  ------------
     Dilutive weighted average shares outstanding.............     120,193     135,081        119,796     131,826
                                                                =========== ===========    ===========  ============

11.  SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes investing activities relating to acquisitions integrated into the Company for the periods shown:

                                                                                            NINE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                                 -----------------------------------
                                                                                     2002                2001
                                                                                 --------------     ----------------
                                                                                           (in thousands)

      Fair value of assets, net of cash acquired...........................      $      50,940      $     213,950
      Goodwill.............................................................             57,949            312,697
      Total liabilities, including minority interest.......................            (25,660)          (105,168)
      Common Shares issued.................................................             --               (207,062)
                                                                                 --------------     ----------------
      Cash consideration, net of cash acquired.............................      $      83,229      $     214,417
                                                                                 ==============     ================

     During the nine months ended September 30, 2002 and 2001, there were non-cash operating activities of $13.2 million and $8.2 million, respectively, relating to tax benefits received from the exercise of nonqualified stock options. These benefits were recorded as a reduction of income taxes payable and an increase to Capital in Excess of Par Value on the accompanying Condensed Consolidated Balance Sheets.

     During the nine months ended September 30, 2002, there were non-cash investing activities of $8.6 million related to the receipt of 187,094 Common Shares initially issued in the 2001 acquisition of Orwell plc. The shares were received as a settlement of a purchase price adjustment.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     During the nine months ended September 30, 2002, there were noncash-financing activities related to interest rate swaps of $18.6 million (See Note 9).

12.  SEGMENT INFORMATION

     Business Segments

     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in virtually every oil and gas exploration and production region in the world. The Company divides its business segments into three separate groups as defined by the chief operating decision maker: Drilling and Intervention Services, Completion Systems and Artificial Lift Systems. The Company also historically operated a Compression Services segment, which was merged into a subsidiary of Universal on February 9, 2001 in exchange for 13.75 million shares of Universal common stock. The amounts reported for this segment include results through the date of the merger.

     The Company's Drilling and Intervention Services segment provides a wide range of oilfield products and services, including downhole drilling and intervention services, proprietary drilling equipment and rentals, well installation services, cementing products and underbalanced drilling services.

     The Company's Completion Systems segment provides completion products and systems including expandable systems, intelligent well systems, packers, liner hangers, well screens, flow control and inflatable packers.

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

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Financial information by industry segment for each of the three and nine months ended September 30, 2002 and 2001 is summarized below. The accounting policies of the segments are the same as those of the Company.

                                                            THREE MONTHS                     NINE MONTHS
                                                         ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                     ----------------------------    ----------------------------
                                                        2002            2001            2002            2001
                                                     ------------   -------------    ------------   -------------
                                                                           (in thousands)
    Revenues from unaffiliated customers:
         Drilling and Intervention Services......    $  319,872     $  363,293      $    942,610    $     986,197
         Completion Systems......................        88,335         86,838           285,451          247,807
         Artificial Lift Systems.................       176,723        158,490           518,984          446,836
         Compression Services....................         --             --               --               26,939
                                                     ------------   -------------   -------------   -------------
                                                     $  584,930     $  608,621      $  1,747,045    $   1,707,779
                                                     ============   =============   =============   =============

    EBITDA (a):
         Drilling and Intervention Services......    $   92,592     $  127,824      $    290,025    $     345,294
         Completion Systems......................         8,353         15,588            37,119           40,875
         Artificial Lift Systems.................        28,392         29,480            85,510           79,504
         Compression Services....................          --            --               --                3,587
         Corporate (b)...........................        (3,654)        (1,274)          (13,277)         (10,147)
                                                     ------------   -------------   -------------   -------------
                                                     $  125,683     $  171,618      $    399,377    $     459,113
                                                     ============   =============   =============   =============
    Depreciation and amortization:
         Drilling and Intervention Services......    $   39,117     $   38,064      $    114,666    $     100,491
         Completion Systems......................         9,430          8,368            24,330           22,314
         Artificial Lift Systems.................         5,659          7,263            17,282           21,061
         Compression Services....................          --             --              --                4,184
         Corporate (b)...........................           772          1,763             2,040            4,795
                                                     ------------   -------------   -------------   -------------
                                                     $   54,978     $   55,458      $    158,318    $     152,845
                                                     ============   =============   =============   =============
    Operating income (loss) (c):
         Drilling and Intervention Services......    $   53,475     $   89,760      $    175,359    $     244,803
         Completion Systems......................        (1,077)         7,220            12,789           18,561
         Artificial Lift Systems.................        22,733         22,217            68,228           58,443
         Compression Services....................          --            --               --                 (597)
         Corporate (b)..........................    .    (4,426)        (3,037)          (15,317)         (14,942)
                                                     ------------   -------------   -------------   -------------
                                                     $   70,705     $  116,160      $    241,059    $     306,268
                                                     ============   =============   =============   =============

     (a) The Company evaluates performance and allocates resources based on EBITDA, which is calculated as operating income adding back depreciation and amortization and non-recurring charges (see Note 3). Calculations of EBITDA should not be viewed as a substitute to calculations under accounting principles generally accepted in the United States, in particular cash flows from operations, operating income (loss) and net income (loss). In addition, EBITDA calculations by one company may not be comparable to those of another company.

     (b)  Includes Equity in Earnings of Unconsolidated Affiliates.

     (c)  Excludes Non-recurring Charge (see Note 3).

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     As of September 30, 2002, total assets were $2,065.5 million for Drilling and Intervention Services, $1,011.5 million for Completion Systems, $895.8 million for Artificial Lift Systems and $427.4 million for Corporate. Total assets as of December 31, 2001, were $1,975.8 million for Drilling and Intervention Services, $864.5 million for Completion Systems, $920.5 million for Artificial Lift Systems and $535.6 million for Corporate.

     Net goodwill as of September 30, 2002 was $645.8 million for Drilling and Intervention Services, $434.1 million for Completion Systems and $367.1 million for Artificial Lift Systems. As of December 31, 2001, net goodwill was $593.0 million for Drilling and Intervention Services, $421.8 million for Completion Systems and $368.5 million for Artificial Lift Systems. Amounts included in goodwill related to acquisitions completed during the preceding twelve months are based on preliminary information and are subject to change when final information is obtained.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     As part of the June 26, 2002 reorganization, Weatherford Limited ("Parent") guaranteed, on a full and unconditional basis, certain indebtedness of its indirect wholly owned subsidiary, Weatherford Delaware ("Issuer") (See Note 2). The following unaudited condensed consolidating financial information for Parent and Issuer and all other subsidiaries has been provided.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    OTHER
                                                 PARENT           ISSUER        SUBSIDIARIES     ELIMINATIONS    CONSOLIDATION
                                             --------------   -------------    --------------   ---------------- -------------
                  ASSETS
Current Assets:
   Cash and Cash Equivalents ...............  $      --       $    57,073     $        12      $      --        $    57,085
   Intercompany Receivables ................       33,436           9,234            --            (42,670)            --
   Other Current Assets ....................         --         1,205,072            --               --          1,205,072
                                              -----------     -----------     -----------      -----------      -----------
                                                   33,436       1,271,379              12          (42,670)       1,262,157
                                              -----------     -----------     -----------      -----------      -----------

Equity Investments in Unconsolidated
   Affiliates ..............................      272,190          10,511            --               --            282,701
Intercompany Investments in Affiliates .....      700,346              12       2,800,668       (3,501,026)            --
Shares Held in Parent ......................         --           266,329            --           (266,329)            --
Intercompany Notes Receivable ..............    1,400,000         299,063            --         (1,699,063)            --

Other Assets ...............................         --         2,855,334            --               --          2,855,334
                                              -----------     -----------     -----------      -----------      -----------
                                              $ 2,405,972     $ 4,702,628     $ 2,800,680      $(5,509,088)     $ 4,400,192
                                              ===========     ===========     ===========      ===========      ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

   Short-Term Borrowings and Current
    Portion of Long-Term Debt ..............  $      --       $   370,746     $      --        $      --        $   370,746

   Accounts Payable and Other Current
    Liabilities ............................        1,892         508,810         (11,646)            --            499,056
   Intercompany Payables ...................        9,234            --            33,436          (42,670)            --
                                              -----------     -----------     -----------      -----------      -----------
                                                   11,126         879,556          21,790          (42,670)         869,802
                                              -----------     -----------     -----------      -----------      -----------

Long-Term Debt .............................         --         1,522,761            --               --          1,522,761
Intercompany Notes Payable .................      299,063            --         1,400,000       (1,699,063)            --
Other Long-Term Liabilities ................         --           117,164            --               --            117,164
Shareholders' Equity .......................    2,095,783       2,183,147       1,378,890       (3,767,355)       1,890,465
                                              -----------     -----------     -----------      -----------      -----------
                                              $ 2,405,972     $ 4,702,628     $ 2,800,680      $(5,509,088)     $ 4,400,192
                                              ===========     ===========     ===========      ===========      ===========

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    OTHER
                                                 PARENT           ISSUER        SUBSIDIARIES     ELIMINATIONS    CONSOLIDATION
                                             --------------   -------------    --------------   ---------------- --------------
Revenues.................................... $         --     $   584,930       $         --    $       --       $  584,930
Costs and Expenses..........................           --        (519,670)                --            --         (519,670)
Equity in Earnings of Unconsolidated
  Affiliates................................        3,518           1,927                 --            --            5,445
Non-recurring Charge........................      (30,596)        (15,437)                --      (186,460)        (232,493)
                                             ------------     -----------       ------------    ----------       ----------

Operating Income (Loss).....................      (27,078)         51,750                 --      (186,460)        (161,788)
                                             ------------     -----------       ------------    ----------       ----------
Other Income (Expense):
   Interest Expense, Net....................           --         (20,404)                --            --          (20,404)
   Intercompany Charges, Net................       20,944          11,081            (32,025)           --               --
   Other, Net...............................           --            (917)                --            --             (917)
                                             ------------     -----------       ------------    ----------       ----------
Income (Loss) Before Income Taxes...........       (6,134)         41,510            (32,025)     (186,460)        (183,109)
(Provision) Benefit for Income Taxes........       (1,376)         51,719             11,124            --           61,467
                                             ------------     -----------       ------------    ----------       ----------
Net Income (Loss)........................... $     (7,510)    $    93,229       $    (20,901)   $ (186,460)      $ (121,642)
                                             ============     ===========       ============    ==========       ==========


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    OTHER
                                                 PARENT           ISSUER        SUBSIDIARIES     ELIMINATIONS    CONSOLIDATION
                                             --------------   -------------    --------------   ---------------- --------------
Revenues.................................... $         --     $ 1,747,045       $         --    $       --       $ 1,747,045
Costs and Expenses..........................           --      (1,524,626)                --            --        (1,524,626)
Equity in Earnings of Unconsolidated
  Affiliates................................        3,723          14,917                 --            --            18,640
Non-recurring Charge........................      (30,596)        (15,437)                --      (186,460)         (232,493)
Loss on Sale to Parent......................           --        (186,460)                --       186,460                --
                                             ------------     -----------       ------------    ----------       ------------

Operating Income (Loss).....................      (26,873)         35,439                 --            --             8,566
                                             ------------     -----------       ------------    ----------       ------------
Other Income (Expense):
   Interest Expense, Net....................           --         (61,401)                --            --           (61,401)
   Intercompany Charges, Net................       22,131          11,305            (33,436)           --                --
   Other, Net...............................           --          (2,891)                --            --            (2,891)
                                             ------------     -----------       ------------    ----------       -----------
Loss Before Income Taxes....................       (4,742)        (17,548)           (33,436)           --           (55,726)
(Provision) Benefit for Income Taxes........       (1,892)          8,401             11,646            --            18,155
                                             ------------     -----------       ------------    ----------       -----------
Net Loss.................................... $     (6,634)    $    (9,147)      $    (21,790)   $       --       $   (37,571)
                                             ============     ===========       ============    ==========       ===========

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                               OTHER
                                               PARENT          ISSUER       SUBSIDIARIES      ELIMINATIONS      CONSOLIDATION
                                            ------------   -------------  ---------------   ---------------   ----------------

Cash Flows from Operating Activities:
   Net Loss................................. $     (6,634)    $    (9,147)   $    (21,790)      $       --       $  (37,571)
   Adjustments to Reconcile Net Loss to
    Net Cash
   Provided by Operating Activities:
     Equity in Earnings of Unconsolidated
      Affiliates............................       (3,723)        (14,917)             --               --          (18,640)
     Non-recurring Charge...................       30,596          15,050              --          186,460          232,106
     Loss on Sale to Parent.................           --         186,460              --         (186,460)              --
     Charges from Parent or Subsidiary......      (22,131)        (11,305)         33,436               --               --
     Deferred Income Tax Benefit............           --         (74,627)             --               --          (74,627)
     Other Adjustments......................        1,892          73,215         (11,646)              --           63,461
                                             ------------     -----------    ------------       ----------       ----------
       Net Cash Provided by Operating
        Activities..........................           --         164,729              --               --          164,729
                                             ------------     -----------    ------------       ----------       ----------

Cash Flows from Investing Activities:
   Acquisition of Businesses, Net of Cash
    Acquired................................           --         (83,229)             --               --          (83,229)
   Capital Expenditures for Property, Plant
       and Equipment........................           --        (196,031)             --               --         (196,031)
   Acquisition of License...................           --         (65,000)             --               --          (65,000)
   Proceeds from Sales of Assets............           --          28,508              --               --           28,508
   Capital Contribution to Subsidiary.......          (12)            (12)             --               24               --
                                             ------------     -----------    ------------       ----------       ----------
     Net Cash Provided (Used) by Investing
         Activities.........................          (12)       (315,764)             --               24         (315,752)
                                             ------------     -----------    ------------       ----------       ----------

Cash Flows from Financing Activities:
   Borrowings on Short-Term Debt, Net.......           --         159,169              --               --          159,169
   Repayments of Long-Term Debt, Net........           --          (7,884)             --               --           (7,884)
   Repayments on Asset Securitization.......           --         (55,055)             --               --          (55,055)
   Proceeds from Exercise of Stock Options..        1,607          23,946              --               --           25,553
   Funds Received on Behalf of Parent.......       (1,607)          1,607              --               --               --
   Acquisition of Treasury Stock............           --          (1,994)             --               --           (1,994)
   Proceeds from Capital Contribution.......           12              --              12              (24)              --
   Other....................................           --            (909)             --               --             (909)
                                             ------------     -----------    ------------       ----------       ----------
     Net Cash Provided (Used) by Financing
         Activities.........................           12         118,880              12              (24)         118,880
                                             ------------     -----------    ------------       ----------       ----------

Effect of Exchange Rates on Cash and Cash
  Equivalents...............................           --             396              --               --              396
Net Increase (Decrease) in Cash and Cash
 Equivalents................................           --         (31,759)             12               --          (31,747)
Cash and Cash Equivalents at Beginning of
 Period.....................................           --          88,832              --               --           88,832
                                             ------------     -----------    ------------       ----------       ----------
Cash and Cash Equivalents at End of Period.. $         --     $    57,073    $         12       $       --       $   57,085
                                             ============     ===========    ============       ==========       ==========

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14.  NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. The adoption of SFAS No. 144 did not have an impact on the consolidated financial statements of the Company.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not believe that the adoption of this statement will have a material impact on the consolidated financial statements of the Company.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred as opposed to when the entity commits to an exit plan under Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company plans to adopt the standard as of the effective date and will implement its provisions on a prospective basis.

15.  SUBSEQUENT EVENT

     In October 2002, the Company terminated both swap agreements and received $13.9 million in cash as settlement. The cash received was recorded against the fair market value of the agreements subsequent to September 30, 2002, and the resulting gain will be amortized over the remaining life of the 7 1/4% Senior Notes as an adjustment to interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Effective June 26, 2002, Weatherford International Ltd., a Bermuda exempted company, became the parent holding company of Weatherford International, Inc. following a corporate reorganization. The reorganization has been accounted for as a reorganization of entities under common control and accordingly, it did not result in any changes to our consolidated amounts of assets, liabilities or shareholders' equity.

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

     The following is a discussion of our results of operations for the three and nine months ended September 30, 2002 and 2001. This discussion should be read in conjunction with our financial statements that are included with this report and Weatherford International, Inc.'s financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001 included in Weatherford International, Inc.'s Annual Report on Form 10-K.

     This discussion of our results and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions, you should refer to the section entitled "Forward-Looking Statements."

     We acquire numerous companies every year and focus on integration efforts to realize the benefits each acquisition provides. We are therefore unable to provide certain information regarding our results excluding the impact of acquisitions due to the integration of these acquisitions into our operations. Comparative three months and nine months revenue trends excluding acquisitions only exclude those acquisitions for which revenue information has been separately maintained.

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

     The following chart sets forth certain statistics that are reflective of historical market conditions:


                                                               HENRY HUB      NORTH AMERICAN     INTERNATIONAL
                                             WTI OIL (1)        GAS (2)        RIG COUNT (3)     RIG COUNT (3)
                                            ---------------  ---------------  ----------------  --------------

     September 30, 2002..................    $     30.45      $    4.138           1,110              727
     December 31, 2001...................          19.84           2.570           1,185              747
     September 30, 2001..................          23.43           2.244           1,539              761

 (1) Price per barrel of West Texas Intermediate crude oil as of September 30 and December 31 - Source: Applied Reasoning, Inc.

 (2)  Price per MM/BTU as of September 30 and December 31 - Source: Oil
      World

 (3)  Average rig count for the applicable month - Source: Baker Hughes Rig
      Count

     The oil and gas industry has been subject to extreme volatility in the last few years. During 2000, the supply and demand imbalances caused the increase in the price of oil and gas. In turn, we experienced steady improvements in the demand for our products and services which continued through the first seven months of 2001. The markets outside North America are less volatile than the U.S. and Canada due to the significant investment and complexity surrounding international projects. Drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective in regard to oil and natural gas pricing as most contracts span two to three years.

     In the U.S., rig activity began to decline rapidly in the third quarter of 2001. The U.S. rig count peaked at 1,293 rigs in July 2001 and declined to a low of 738 rigs in April 2002. Since June 2002, we have seen the rig count remain relatively constant at a monthly average of approximately 850 rigs. Despite higher than average commodity prices for oil and natural gas, U.S. drilling activity levels have remained relatively low. These low activity levels reflect customer uncertainty about the recovery of the economy and demand for energy and, therefore, the sustainability of commodity prices. In the near term we expect activity to strengthen marginally until our customers feel confident as to the prognosis for industrial production, energy demand and commodity prices.

     International rig activity remained relatively constant throughout 2001 averaging 745 rigs for the year. In 2002, activity declined slightly as increases in Africa, Middle East and Far East were more than offset by declines in Europe and Latin America. In the third quarter of 2002, the international rig count averaged 732, three percent below the prior year third quarter and two percent higher than the preceding quarter. Our customers' international spending and demand for our products is expected to remain steady during the remainder of 2002. However, in 2003 we expect international demand to increase, with demand for our products and services to exceed the expected industry-wide increase in international market activity as we leverage our technology offerings and expand our market share.

     In general, we expect the markets and our business strategies to affect our businesses as follows:

     DRILLING AND INTERVENTION SERVICES AND COMPLETION SYSTEMS. These divisions are expected to see slight improvements in the fourth quarter as compared to the third quarter in the Eastern Hemisphere markets, with the exception of the United Kingdom, where we anticipate depressed activity through the fourth quarter. We expect our Western Hemisphere operations to remain flat with current levels throughout the remainder of 2002 and only show marginal improvements during the first half of 2003.

     ARTIFICIAL LIFT SYSTEMS. We expect slight improvements in our Artificial Lift Systems Division's North American results, supported by higher demand in Canada. We anticipate this division to continue to see revenue improvements in the Eastern Hemisphere markets on a year-on-year basis as we leverage our global footprint. We anticipate the Latin American markets will remain depressed throughout the remainder of this year and into 2003.

     Overall, the level of market improvements for our businesses in late 2002 and early 2003 will continue to be heavily dependent on the timing and strength of the recovery in the North American markets, our gains in market share outside North America and the acceptance of our new technologies. The speed and extent of any recovery in the North American markets is difficult to predict in light of continued economic uncertainty. In addition, the continued strength of the industry is uncertain and will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC (Organization of Petroleum Exporting Countries) and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

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

   Accounts Receivable

     We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated uncollectible accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot give any assurances that we will continue to experience the same credit loss rates that we have in the past. The cyclical nature of our industry may affect our customers' operating performance and cash flows, which could impact our ability to collect on these obligations. In addition, many of our customers are located in certain international areas that are inherently subject to risks of economic, political and civil instabilities which may impact our ability to collect these accounts receivable.

   Equity Investments

     Our equity investments in unconsolidated subsidiaries primarily include our investment in Universal. We review our equity investments for impairment and record an adjustment when we believe the decline in fair value is other than temporary. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flows. In determining whether the decline is other than temporary we consider the cyclicality of the industry in which the investment operates, its historical performance, its performance in relation to its peers and the current economic environment. During the third quarter of 2002, we determined that the decline in fair value of Universal was other than temporary. We recorded a write-down in our investment of $217.1 million, $146.2 million net of taxes. We will continue to monitor the fair value of our investments for impairment and would record an adjustment if we believe the decline is other than temporary.

   Goodwill and Other Intangible Assets

     We adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As a result, we no longer amortize goodwill and indefinite-lived intangible assets but continue to amortize other acquisition-related intangibles. We have completed the transitional goodwill impairment test as of January 1, 2002 and determined that no impairment exists. We will perform a similar review of goodwill valuation annually, or earlier if indicators of potential impairment exist. If for any reason the fair value of our goodwill or that of any of our reporting units declines below the carrying value in the future, we may incur charges for the impairment of goodwill.

   Income Taxes

     We provide for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax calculation requires us to make certain estimates about our future operations. Changes in state, federal and foreign tax laws, as well as changes in our financial condition or the carrying value of existing assets and liabilities, could affect these estimates. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

     The following charts contain selected financial data comparing our results for the three months ended September 30, 2002 and September 30, 2001:

      COMPARATIVE FINANCIAL DATA                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                  --------------------------------
                                                                                      2002               2001
                                                                                  --------------     -------------
                                                                                  (in thousands, except percentages
                                                                                         and per share data)
       Revenues..............................................................    $  584,930       $     608,621
       Gross Profit %........................................................          31.2%               37.1%
       Research and Development..............................................    $   19,624       $      12,881
       Selling, General and Administrative Attributable to Segments..........        87,495              93,792
       Corporate General and Administrative .................................         9,871               9,984
       Operating Income .....................................................        70,705(b)          116,160
       Net Income ...........................................................        34,569(b)           60,181
       Net Income, Excluding Goodwill Amortization, Net of Taxes.............        34,569(b)           70,343
       EBITDA (a)............................................................       125,683(b)          171,618
       Net Income per Diluted Share..........................................          0.28(b)             0.49
       Net Income per Diluted Share, Excluding Goodwill
           Amortization, Net of Taxes........................................          0.28(b)             0.56
       Cash Provided by Operating Activities.................................        87,252(b)           59,681

(a) EBITDA is calculated by taking operating income and adding back depreciation and amortization and non-recurring charges. We have included an EBITDA calculation because when we look at the performance of our businesses, we give consideration to their EBITDA. Calculations of EBITDA should not be viewed as a substitute to calculations under accounting principles generally accepted in the United States, in particular cash flows from operations, operating income and net income. In addition, EBITDA calculations by one company may not be comparable to those of another company.
(b) Excludes the impact of non-recurring charge of $232.5 million, $156.2 million net of taxes, related to the write-down in our investment in Universal and a rationalization of our businesses in light of industry conditions.

     SALES BY GEOGRAPHIC REGION

                                                           THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ----------- -- ------------
                                                          2002           2001
                                                       -----------    ------------
     REGION:

     U.S..............................................     33%           41%
     Canada...........................................     14            14
     Latin America....................................      9            11
     Europe and West Africa...........................     19            16
     Middle East and North Africa.....................     12             9
     Asia Pacific.....................................     13             9
                                                       -----------    ------------
         Total........................................    100%          100%
                                                       ===========    ============

     A discussion of our results for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 follows:

     o Third quarter 2002 consolidated revenues declined 3.9%, or decreased 11.7% excluding the impact of incremental revenues from our current year and 2001 non-technology acquisitions, over the third quarter 2001. Revenues in the Eastern Hemisphere improved 25.4%, or 13.3% excluding these acquisitions, outperforming an increase of 4.1% in the quarterly average rig count. The improvements in the Eastern Hemisphere are primarily attributable to the strong performance in the Middle East and North Africa region. North American revenues declined 17.8%, or 23.6% excluding the impact of incremental revenues from our 2001 acquisitions, compared to a quarterly average rig count reduction of 29.4%. Latin American revenues declined 24.7%, or 29.9% excluding these acquisitions. Revenues from our technology products, including underbalanced services, expandables, intelligent well and drilling with casing increased $15.0 million.
     o Our gross profit as a percentage of revenues decreased from 37.1% in the third quarter of 2001 to 31.2% in the third quarter of 2002. Our lower margins reflect a shift in product and geographic mix, as well as pricing pressures and lower volumes in a depressed U.S. market. We were also negatively impacted in the United Kingdom, where margins declined due to a deterioration in activity in this region caused by E&P tax disputes between the United Kingdom government and the North Sea operators.
     o Research and development expenses increased 52.3% reflecting our continued focus on the development of step-changing technologies, primarily intelligent well and expandables.
     o Selling, general and administrative expenses attributable to segments decreased as a percentage of revenues from 15.4% in the third quarter of 2001 to 15.0% in the third quarter of 2002. This decline is primarily attributable to the non-amortization of goodwill in 2002, partially offset by an increase in the amortization of other intangibles and lower revenue base. Goodwill amortization attributable to segments for the third quarter of 2001 was $9.8 million.
     o Equity in earnings in unconsolidated affiliates decreased $1.5 million in the third quarter of 2002 compared to the same period last year. The decrease is primarily attributable to a decline in Universal's operating results partially offset by the non-amortization of goodwill related to our equity investment in Universal.
     o Our effective tax rate for the third quarter of 2002, excluding the impact of the non-recurring charge and related taxes, was 30.0% as compared to 36.5% for the third quarter of 2001. The difference primarily reflects the impact of the non-amortization of goodwill on earnings before tax in 2002 and benefits related to our corporate reorganization.

SEGMENT RESULTS

     DRILLING AND INTERVENTION SERVICES

     Our Drilling and Intervention Services Division's revenues in the third quarter of 2002 declined 12.0% compared to the same quarter of 2001. This decline is primarily due to lower volume and pricing in North America and lower volumes in the Latin American markets, partially mitigated by strong performance in the Middle East and North Africa and Asia Pacific regions.

      The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for the third quarters of 2002 and 2001:

                                                                                           THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                         2002             2001
                                                                                  -------------    --------------
                                                                                          (in thousands, except
                                                                                             per percentages)
     Revenues..............................................................          $319,872          $363,293
     Gross Profit %........................................................              29.8%             38.2%
     Research and Development..............................................          $  7,255          $  6,310
     Selling, General and Administrative...................................            34,638            42,797
     Operating Income......................................................            53,475(a)         89,760
     EBITDA................................................................            92,592(a)        127,824

     (a) Excludes $2.0 million of non-recurring charge related to severance and asset impairment.

     A discussion of the results of our Drilling and Intervention Services Division for the third quarter of 2002 compared to the third quarter of 2001 follows:

     o Our North American revenues for the third quarter of 2002 declined 30.7%, or 32.0% excluding the impact of incremental revenues from our current year and late 2001 acquisitions, over the third quarter of 2001. This is comparable with the 29.4% decrease in the quarterly average North American rig count.
     o Our international revenues increased 7.6%, or excluding incremental revenues from our current year and late 2001 acquisitions 3.7%, from the third quarter of 2001 despite a decline in Latin American revenues of approximately 33.0%. Revenues in the Eastern Hemisphere improved 16.8%, or 12.9% excluding the impact of these acquisitions, compared to a quarterly average rig count increase of 4.1%. This increase is primarily due to the increases in the Middle East and North Africa region of 28.7% and Asia Pacific region of 25.0%.
     o Gross profit as a percentage of revenues decreased 22.0% from the third quarter of 2001 to the third quarter of 2002. The lower margin primarily reflects the impact of shifts in product and geographic mix. This division was also the most severely impacted by the deterioration in the United Kingdom, where margins were negatively impacted by the lower activity levels.
     o Selling, general and administrative expenses decreased as a percentage of revenues from 11.8% in the third quarter of 2001 to 10.8% in the third quarter of 2002. The decrease reflects the non-amortization of goodwill in 2002. Goodwill amortization for the third quarter of 2001 was $4.5 million.

     COMPLETION SYSTEMS

     Our Completion Systems Division's revenues were marginally higher in the third quarter of 2002 compared to the same quarter last year. The lower industry activity was offset by more than $7 million of revenues from non-technology acquisitions and from increased sales of technology-related products of approximately $5 million.

     The following chart sets forth data regarding the results of our Completion Systems Division for the third quarters of 2002 and 2001:

                                                                                       THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                  ------------------------------
                                                                                      2002             2001
                                                                                  -------------    -------------
                                                                                    (in thousands, except
                                                                                        percentages)
     Revenues..............................................................        $   88,335      $   86,838
     Gross Profit %........................................................              30.5%           34.3%
     Research and Development..............................................        $   10,444      $    5,448
     Selling, General and Administrative...................................            17,535          17,092
     Operating Income (Loss)...............................................            (1,077)(a)       7,220
     EBITDA................................................................             8,353 (a)      15,588

     (a) Excludes $6.4 million of non-recurring charge related to severance and asset impairment.

     A discussion of the results of our Completion Systems Division for the third quarter of 2002 compared to the third quarter of 2001 follows:

     o Our international revenues for the third quarter of 2002 increased 14.8%, but remained flat excluding the impact of incremental revenues from our late 2001 non-technology acquisitions, compared to the same quarter of last year. Geographically, the Middle East and North Africa region showed the strongest organic growth with revenues improving 38.6%. Revenues in North America decreased 12.7%, or 14.8% excluding the impact of these acquisitions, in the third quarter of 2002 compared to the same period last year primarily due to the quarterly average rig count decline of 29.4%. The third quarter of 2002 was negatively impacted by the re-engineering adjustment for one size of expandable sand screen. The product was off the market for the whole third quarter of 2002, but has since been reintroduced into the market. This affected both the sales of the expandables and the associated pull-through sales of its core completion products.
     o Research and development expenses nearly doubled in the third quarter of 2002 compared to the third quarter of 2001. The development of technology-related products including expandables and optical sensing systems continues to be a high priority for this division.
     o Selling, general and administrative expenses as a percentage of revenues increased from 19.7% in the third quarter of 2001 to 19.9% in the same period of 2002. The impact of the non-amortization of goodwill in 2002, which was $2.8 million in 2001, was fully offset by an increase in intangible amortization.

     ARTIFICIAL LIFT SYSTEMS

     Our Artificial Lift Systems Division's revenues increased 11.5% in the third quarter of 2002 as compared to the third quarter of 2001. Acquisitions contributed more than $30 million to this division's top line in the third quarter of 2002. Approximately half of the revenues from these acquisitions were in North America.

     The following chart sets forth data regarding the results of our Artificial Lift Systems Division for the third quarters of 2002 and 2001:

                                                                                      THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                -------------------------------
                                                                                    2002             2001
                                                                                -------------    --------------
                                                                                    (in thousands, except
                                                                                        percentages)
    Revenues.............................................................       $   176,723      $   158,490
    Gross Profit %.......................................................              33.9%            36.1%
    Research and Development.............................................       $     1,925      $     1,123
    Selling, General and Administrative..................................            35,322           33,903
    Operating Income ....................................................            22,733(a)        22,217
    EBITDA...............................................................            28,392(a)        29,480

     (a) Excludes $7.2 million of non-recurring charge related to severance and asset impairment.

     A discussion of the results of our Artificial Lift Systems Division as reflected above for the third quarter of 2002 compared to the third quarter of 2001 follows:

     o Excluding the impact of incremental revenues from our late 2001 acquisitions, revenues in the third quarter of this year for this division's Eastern Hemisphere operations increased 29.0% from the comparable quarter of last year. All regions within the Eastern Hemisphere experienced gains. North American revenues increased 2.0%, or decreased 12.6% excluding incremental revenues from these acquisitions. The decline in North America was primarily related to lower activity where the North American oil rig count declined approximately 29.0%. This division's Latin America revenues declined 31.7% in the third quarter of 2002 compared to the same quarter last year, with almost no impact from late 2001 acquisitions.
     o Gross profit as a percentage of revenues decreased from 36.1% in the third quarter of 2001 to 33.9% in the same quarter this year due to a change in the product mix.
     o Selling, general and administrative expenses decreased as a percentage of revenues from 21.4% for the three months ended September 30, 2001 to 20.0% for the same period this year. The decrease is due to the non-amortization of goodwill which was $2.5 million in the third quarter of 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

     The following charts contain selected financial data comparing our results for the nine months ended September 30, 2002 and September 30, 2001:

      COMPARATIVE FINANCIAL DATA                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                               -------------------------------------
                                                                                     2002                 2001
                                                                               ------------------    ---------------
                                                                                (in thousands, except percentages
                                                                                       and per share data)
       Revenues............................................................     $ 1,747,045          $1,707,779
       Gross Profit %......................................................            32.7%               36.6%
       Research and Development............................................     $    55,147          $   35,139
       Selling, General and Administrative Attributable to Segments........         259,921             268,944
       Corporate General and Administrative................................          33,957(a)           29,650
       Operating Income....................................................         241,059(a)          306,268
       Net Income..........................................................         118,640(a)(b)       160,127
       Net Income, Excluding Goodwill Amortization Net of Taxes............         118,640(a)(b)       187,366
       EBITDA..............................................................         399,377(a)(b)       459,113
       Net Income per Diluted Share .......................................            0.94(a)(b)          1.32
       Net Income per Diluted Share, Excluding Goodwill
           Amortization, Net of Taxes......................................            0.94(a)(b)          1.53
       Cash Provided by Operating Activities...............................         164,729             102,499

   (a) Includes $4.5 million of transaction costs related to our reorganization. The net after-tax impact of these charges was $3.0 million.
   (b) Excludes the impact of non-recurring charge of $232.5 million, $156.2 million net of taxes, related to the write-down in our investment in Universal and a rationalization of our businesses in light of industry conditions.

      SALES BY GEOGRAPHIC REGION

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  ----------- -- -----------
                                                                                     2002           2001
                                                                                  -----------    -----------
     REGION:

      U.S...................................................................             33%            42%
      Canada.................................................................            14             15
      Latin America..........................................................             9             11
      Europe and West Africa.................................................            19             14
      Middle East and North Africa...........................................            12              8
      Asia Pacific...........................................................            13             10
                                                                                  -----------    -----------
          Total..............................................................           100%           100%
                                                                                  ===========    ===========

     A discussion of our consolidated results for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 follows:

     o Consolidated revenues for the first nine months of 2002, excluding our historical compression results and our incremental revenues from our current year and 2001 non-technology acquisitions, declined approximately 5% over the same period of 2001. On the same basis, revenues in North America decreased more than $200 million, while international revenues increased approximately $109 million.
     o Gross profit as a percentage of revenues decreased from 36.6% for the first nine months of 2001 to 32.7% in the same period of 2002. The decline is primarily attributable to lower volumes and pricing pressures in a depressed U.S. market and a shift in our product and geographic mix.
     o Research and development expenses increased 56.9% primarily due to costs incurred to develop our technology-related product lines.
     o Selling, general and administrative expenses attributable to segments decreased as a percentage of revenues from 15.7% for the first nine months of 2001 to 14.9% in the same period this year. The decline is primarily related to the non-amortization of goodwill in 2002 partially offset by an increase in intangible amortization in 2002. Goodwill amortization attributable to the segments for the nine months ended September 30, 2001 was $26.5 million.
     o Our equity in earnings in unconsolidated affiliates for the first nine months of 2002 was $3.9 million higher than the comparable period last year. The increase is primarily attributable to the non-amortization of goodwill related to our investment in Universal and the full period of equity income related to this investment, acquired in February 2001.
     o Interest expense, net for the nine months ended September 30, 2002 increased $9.5 million from the same period last year primarily due to the interest associated with our $350 million 6 5/8% Senior Notes issued in November 2001, partially offset by the benefit generated by our interest rate swaps on our $200 million 7 1/4% Senior Notes.
     o Our effective tax rate for the nine months ended September 30, 2002, excluding the impact of the non-recurring charge was 32.9%, compared to 36.6% for the same period of 2001, primarily due to the impact of non-amortization of goodwill on earnings before tax in 2002 and the benefits of our corporate reorganization.

   SEGMENT RESULTS

     DRILLING AND INTERVENTION SERVICES

     The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for the nine months ended September 30, 2002 and 2001:

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                  ------------------------------
                                                                                         2002             2001
                                                                                  -------------    -------------
                                                                                      (in thousands, except
                                                                                          percentages)

     Revenues..............................................................         $  942,610       $  986,197
     Gross Profit %........................................................               31.6%            38.2%
     Research and Development..............................................         $   19,012       $   17,185
     Selling, General and Administrative...................................            103,334          114,389
     Operating Income......................................................            175,359(a)       244,803
     EBITDA................................................................            290,025(a)       345,294

     (a) Excludes $2.0 million of non-recurring charge related to severance and asset impairment.

     A discussion of the results of our Drilling and Intervention Services Division for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 follows:

     o Our North American revenues for the first nine months of 2002 declined by 25.9%, or 27.7% excluding the incremental revenues from our current year and 2001 acquisitions. The nine-month average North American rig count declined 31.1%. Our international revenues increased 20.8%, or 14.8% excluding incremental revenue from these acquisitions, compared to a relatively flat average international rig count.
     o Gross profit as a percentage of revenues declined 17.3% in the first nine months of 2002 from the same period last year. The decline in margins primarily reflects the impact of pricing pressures and lower volumes felt in the U.S. market as well as a change in product and geographic mix. This division was also impacted by the deterioration in the United Kingdom related to E&P tax disputes between the United Kingdom government and North Sea operators.
     o Selling, general and administrative expenses as a percentage of revenues declined from 11.6% in the first nine months of 2001 to 11.0% in the comparable period of 2002. The decline is primarily related to the non-amortization of goodwill partially offset by costs associated with the expansion of our underbalanced services infrastructure. Goodwill amortization for this period in 2001 was $10.9 million.

     COMPLETION SYSTEMS

     The following chart sets forth data regarding the results of our Completion Systems Division for the nine months ended September 30, 2002 and 2001:

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                      -------------------------
                                                                                         2002           2001
                                                                                      ----------     ----------
                                                                                           (in thousands,
                                                                                         except percentages)
     Revenues..............................................................           $ 285,451      $ 247,807
     Gross Profit %........................................................                33.2%          33.8%
     Research and Development..............................................           $  30,583      $  14,951
     Selling, General and Administrative...................................              51,309         50,212
     Operating Income......................................................              12,789(a)      18,561
     EBITDA................................................................              37,119(a)      40,875

     (a) Excludes $6.4 million of non-recurring charge related to severance and asset impairment.

   A discussion of the results of our Completion Systems Division for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 follows:

     o Our North American revenues decreased 3.3%, or 15.6% excluding incremental revenues associated with our 2001 non-technology acquisitions. Our international revenues increased 30.7%, or 16.3% excluding incremental revenues from these acquisitions. Our 2001 non-technology acquisitions contributed more than $33 million in incremental revenues in the first nine months of 2002. Technology revenues increased $18.8 million.
     o Research and development expenses more than doubled in the first nine months of 2002 from the same period of 2001. This increase primarily relates to this division's focus on the development of new technology-related product lines, specifically expandables and optical sensing.
     o Selling, general and administrative expenses decreased as a percentage of revenues from 20.3% in the first nine months of 2001 to 18.0% in the same period this year primarily due to the non-amortization of goodwill in 2002 partially offset by an increase in the intangible amortization. Goodwill amortization for this period of 2001 was $7.7 million.

     ARTIFICIAL LIFT SYSTEMS

     The following chart sets forth data regarding the results of our Artificial Lift Systems Division for nine months ended September 30, 2002 and 2001.

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                    -------------------------
                                                                                       2002           2001
                                                                                    ---------      ----------
                                                                                      (in thousands, except
                                                                                           percentages)

    Revenues.............................................................           $ 518,984      $ 446,836
    Gross Profit %.......................................................                34.5%          36.1%
    Research and Development.............................................           $   5,552      $   2,917
    Selling, General and Administrative..................................             105,278         99,792
    Operating Income ....................................................              68,228(a)      58,443
    EBITDA...............................................................              85,510(a)      79,504

   (a) Excludes $7.2 million of non-recurring charge related to severance and asset impairment.

     A discussion of the results of our Artificial Lift Systems Division as reflected above for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 follows:

     o North American revenues increased 4.3%, or decreased 11.4% excluding incremental revenues from our 2001 acquisitions. International revenues increased 41.7%, or 13.7% excluding these acquisitions. Our 2001 acquisitions contributed more than $87 million of incremental revenues in the first nine months of 2002.
     o Gross profit as a percentage of revenues decreased from 36.1% in the first nine months of 2001 to 34.5% in the same period this year. This decline was primarily related to a change in product mix.
     o Selling, general and administrative expenses decreased as a percentage of revenue from 22.3% in the first nine months of 2001 to 20.3% in the comparable period in 2002. The decrease was primarily attributable to increased revenues and the non-amortization of goodwill. Goodwill amortization for the second half of 2001 was $7.1 million.

     COMPRESSION SERVICES

     On February 9, 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal in exchange for
13.75 million shares of Universal common stock. During 2001, up to the merger date, the Compression Services Division contributed $26.9 million of revenues, $3.6 million of EBITDA and an operating loss of $0.6 million to our consolidated results. Subsequent to the merger date we began recording equity in earnings of unconsolidated affiliates based on our portion of Universal's net income.

     NON-RECURRING CHARGE

     During the three months ended September 30, 2002, we recorded $232.5 million, $156.2 million net of taxes, in non-recurring charges relating to a write-down in our investment in Universal and a rationalization of our businesses in light of industry conditions.

     We recorded a write-down in our investment in Universal by $217.1 million as we determined that the decline in the market value was other than temporary. In connection with the reduction in the carrying value of this investment, we recognized a tax benefit of $70.9 million, reducing the deferred tax liability related to the difference between the book carrying value and the tax basis of the investment.

     We undertook initiatives to rationalize our business in light of the lower activity levels primarily in the United States, and the continued economic uncertainty. Initiatives approved during the third quarter included a reduction in workforce and closure of two facilities. The charge recorded related to these initiatives is summarized by division in the following table and described in greater detail below:

                                                                                Reversal of
                                                                                 Prior Year
                                                               Asset            Non-recurring
                                      Severance (1)       Impairment (2)         Charge (3)             Total
                                      ---------------     ----------------    ------------------    --------------
                                                                    (in thousands)
 Drilling & Intervention Services.      $  1,853            $     132              $    --            $    1,985
 Completion Systems...............         4,810                1,580                   --                 6,390
 Artificial Lift Systems..........         1,866                5,295                   --                 7,161
 Corporate........................            48                4,592               (4,739)                  (99)
                                      ------------        -------------          ------------       --------------
 Total............................      $  8,577            $  11,599              $(4,739)           $   15,437
                                      ============        =============          ============       ==============


     (1) In accordance with our announced plan to terminate employees, we recorded severance and related costs for 834 specifically identified employees. Terminations are company-wide and are expected to be completed by the end of 2002. As of September 30, 2002, 87 employees had been terminated and $0.4 million of severance had been paid.

     (2) The asset impairment primarily relates to the write-down of equipment and facilities which are held for sale as a result of the decline in market conditions. These assets, having a carrying amount of $10.9 million, have been reclassified in Other Current Assets on our Condensed Consolidated Balance Sheet as of September 30, 2002. We anticipate the assets to be sold by September 2003.

     (3) In 2001, we recorded a non-recurring charge of $56.3 million in connection with the merger of our Compression Services Division with Universal of which $4.7 million of estimated transaction costs were not incurred.

CORPORATE REORGANIZATION

     On June 26, 2002, the stockholders and the Board of Directors of Weatherford International, Inc. approved our corporate reorganization, and Weatherford International Ltd., Bermuda exempted company, became the parent holding company of Weatherford International, Inc. Upon consummation of the merger, the shares of Weatherford International, Inc. common stock automatically converted into the right to receive common shares of Weatherford International Ltd.

NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. The adoption of SFAS No. 144 did not have an impact on our consolidated financial statements.

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We do not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred as opposed to when the entity commits to an exit plan under Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We plan to adopt the standard as of the effective date and will implement its provisions on a prospective basis.

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

     CASH FLOWS

     As of September 30, 2002, our cash and cash equivalents were $57.1 million, a net decrease of $31.7 million from December 31, 2001, which was primarily attributable to the following:

     o Cash inflows from operating activities of $164.7 million;
     o Capital expenditures for property, plant and equipment of $196.0 million;
     o Acquisition of an expandable technology license for $65.0 million;
     o Acquisition of new businesses of approximately $83.2 million in cash, net of cash acquired;
     o Proceeds from the sales of assets of $28.5 million;
     o Borrowings, net of repayments, on long-term debt and short-term facilities of $151.3 million;
     o Repayments, net of proceeds, on our asset securitization of $55.1 million; and
     o Proceeds from stock option activity of $25.6 million.

     SOURCE OF LIQUIDITY

     Our operating cash flow is directly related to our business and the markets in which we operate. Should market conditions deteriorate, or should we experience unforeseen declines in results of operations, cash flows may be reduced.

     We anticipate that we will rely primarily upon existing cash balances and cash flows from operating activities to maintain liquidity and fulfill obligations of our current operations. We may also use lines of credit to maintain liquidity for short-term needs.

     Banking Facilities

     In April 2001, Weatherford International, Inc. entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. As of September 30, 2002, $133.6 million was available under this credit facility.

     Weatherford International, Inc. has a five-year unsecured revolving credit facility, dated May 1998, that allows borrowing of up to $250.0 million at any time. The facility consists of a $200.0 million U.S. credit facility and a $50.0 million Canadian credit facility. As of September 30, 2002, $64.6 million was available under this facility due to amounts outstanding and $35.4 million, which was used to secure outstanding letters of credit.

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

     We also have unsecured short-term borrowings with various institutions pursuant to uncommitted facilities. At September 30, 2002, we had $57.3 million in unsecured short-term borrowings outstanding under these arrangements with interest rates ranging from 2.13% to 16.00%.

     Asset Securitization

     In July 2001, Weatherford International, Inc. entered into a one-year agreement with a financial institution to sell, on a continuous basis, an undivided interest in a specific pool of domestic accounts receivable. The one-year term was extended through November 2002 and Weatherford International, Inc. is currently in the process of renewing this agreement. Weatherford International, Inc. is permitted to securitize up to $150.0 million under this agreement. If our or Weatherford International, Inc.'s credit rating falls below BBB- from Standard and Poor's or Baa3 from Moody's, the financial institution has no further obligation to purchase the accounts receivable. In connection with the reorganization, we and Weatherford International, Inc. fully and unconditionally guaranteed certain domestic subsidiaries' performance obligations relating to the asset securitization, including their payment obligations. Weatherford International, Inc. currently pays a program fee on participating interests at a variable rate based on the financial institution's commercial paper rate plus other fees. Program fees totaled $0.5 million and $1.8 million for the three and nine months ended September 30, 2002, respectively. Weatherford International, Inc. had received $85.7 million for purchased interests as of September 30, 2002.

     CONTRACTUAL OBLIGATIONS

     Our contractual obligations at September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods have not changed materially, other than as detailed below, since December 31, 2001.

     Derivative Instruments

     As of September 30, 2002, we had in effect two interest rate swap agreements to reduce the exposure on our $200.0 million 7 1/4% Senior Notes. The objective of the swaps was to protect the debt against changes in fair value and to take advantage of the interest rates then available. As of September 30, 2002, the aggregate fair market value of the swap agreements was an asset of $15.5 million. In October 2002, we terminated both swap agreements and received $13.9 million in cash as settlement. The cash received was recorded against the fair value of the agreements at the time of settlement and the resulting gain will be amortized over the remaining life of the 7 1/4% Senior Notes as an adjustment to interest expense.

     Capital Expenditures

     Our capital expenditures for property, plant and equipment during the nine months ended September 30, 2002 were $196.0 million and primarily related to our new technologies, drilling equipment, fishing tools and tubular service equipment. Capital expenditures for 2002 are expected to be approximately $250.0 million to $260.0 million.

     Shell License

     On March 1, 2002, we obtained a worldwide license to Shell Technology Ventures' expandable technology. Expandable technology refers to both slotted and solid expandables, related tools and accessories and specialized expansion systems. Under the terms of the agreement, we received a global license to Shell's existing and future expandable tubular intellectual property and immediate access to the U.S. market for use of our Completion System Division's Expandable Sand Screen (ESSTM) system for consideration that includes $65.0 million in cash, a $20.0 million promissory note and $60.0 million of warrants to purchase our common shares. In addition, we received a 50% reduction in the royalty rate we historically paid for Shell licensed technology sales. The license will be amortized over the life of the agreement, which is 17 years.

     Zero Coupon Convertible Senior Debentures

     On June 30, 2000, Weatherford International, Inc. completed the private placement of $910.0 million face amount of Zero Coupon Debentures. These Debentures were issued at $501.6 million providing the holders with an annual 3% yield to maturity. As of September 30, 2002, the amount recorded on our balance sheet was $536.4 million, net of original issue discount.

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

     TAX EXPOSURE

     On June 26, 2002, the stockholders and the Board of Directors of Weatherford International, Inc. approved our corporate reorganization, and Weatherford International Ltd., a newly formed Bermuda company, became the parent holding company of Weatherford International, Inc. The realization of the tax benefit of this reorganization could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing authorities.

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

     Approximately 33.3% of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. Dollar result in translation adjustments, which are reflected as accumulated other comprehensive loss in the shareholders' equity section on our Condensed Consolidated Balance Sheets. We recorded a $1.1 million adjustment to our equity account for the nine months ended September 30, 2002 primarily to reflect the net impact of the decline in the Argentinean Peso and Brazilian Real against the U.S. Dollar and the strengthening of the Euro, Norwegian Kroner and British Pound against the U.S. Dollar. Changes in currencies also result in the recognition of remeasurement and transactional gains and losses in our Condensed Consolidated Statements of Operations. Such remeasurement and transactional gains and losses may adversely impact our results of operations.

     In certain foreign countries, a component of our cost structure is U.S. dollar denominated, whereas our revenues are partially local currency based, therefore a devaluation of the local currency would adversely impact our operating margins.

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

         A downturn in market conditions could affect projected results. Any material changes in oil and gas supply and demand balance, oil and gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information provided by us. The oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Through the beginning of 2002, there was a general decrease in prices for oil and natural gas, reflecting diminished demand attributable to political and economic issues. In the last few months, there has been a modest increase and stabilization of prices for oil and natural gas. If an extended regional and/or worldwide recession would occur, it would result in even lower demand and lower prices for oil and gas, which would adversely affect our revenues and income. At this time, we have assumed that there will not be any material increases in worldwide demand during the remainder of 2002 and increases will be modest throughout the first half of 2003.

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

         A material disruption in our manufacturing could adversely affect some divisions of our business. Our forward-looking statements assume that any manufacturing expansion or consolidation will be completed without any material disruptions. If there are any disruptions or excess costs associated with manufacturing changes, our results could be adversely affected.

         Our success is dependent upon the integration of acquisitions. We have consummated acquisitions of several product lines and businesses. The success of our acquisitions will be dependent on our ability to integrate the product lines and businesses with our existing businesses and eliminate duplicative costs. We incur various duplicative costs during the integration of the operations of acquired businesses into our operations. Our forward-looking statements assume the successful integration of the operations of the acquired businesses; however, there can be no assurance that the expected benefits of these acquisitions will materialize. Integration of acquisitions is something that cannot occur in the short-term and that requires constant effort at the local level to be successful. Accordingly, there can be no assurance as to the ultimate success of these integration efforts.

         Our long-term growth strategy is dependent upon technological advances. Our ability to succeed with our long-term growth strategy is dependent in part on the technological competitiveness of our products and services. A central aspect of our growth strategy is to enhance the technology of our current products and services, to obtain new technologically-advanced, value-added products through internal research and development and/or acquisitions and to then expand the markets for the technology through the leverage of our worldwide infrastructure. These technological advances include, but are not limited to, our underbalanced drilling technology, expandable technology, production optimization and fiber optic sensor technology. Our forward-looking statements have assumed above-average growth from these new products and services.

         Changes in tax laws related to our corporate reorganization could have an adverse effect on our financial results. Any change in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing authorities could affect our corporate reorganization.

         Unanticipated costs or nonrealization of expected benefits from our corporate reorganization could affect our projected results. An inability to realize expected benefits of the reorganization within the anticipated time frame, or at all, would likely affect the impact of our corporate reorganization. Similarly, any cost or difficulty related to the reorganization and related transactions, which could be greater than expected, would also affect our corporate reorganization.

         A further decline in the fair value of our investment in Universal that is other than temporary would adversely affect our projected results. We recently determined that the decline in stock price may not be temporary and recorded, in the third quarter of 2002, a write-down in the carrying value of the stock on our balance sheet to its estimated fair value. In connection with the reduction in the carrying value, we recognized a tax benefit reducing the deferred tax liability related to the difference between the book carrying value and the tax basis of the investment. We can make no assurances that there will not be a further decline in value of our investment in Universal or that any such decline would be temporary. Any further decline may result in an additional write-down in the carrying value of our investment in Universal.

         The cylical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of September 30, 2002, we had approximately $1.4 billion of goodwill. Our estimates of the values of these assets could be reduced in the future as a result of various factors in or beyond our control. Any reduction in the value of these assets would reduce our reported income or increase our reported loss and reduce our total assets and shareholders' equity in the year in which the reduction is recognized.

         Currency fluctuations could have a material adverse financial impact. A material decline in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currencies.

         Political disturbances, war, terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed that there will be no material political disturbances, war, or terrorist attacks and that there will be no material changes in global trade policies. On October 11, 2002, the U.S. Congress passed a resolution authorizing the President of the United States to use the armed forces of the United States as he determines to be necessary and appropriate in order to (1) defend the national security of the United States against the continuing threat posed by Iraq, and (2) enforce all relevant United Nation Security Council resolutions regarding Iraq. Any military action undertaken by the United States or other countries against Iraq could adversely affect our results of operations.

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

     Assets and liabilities of foreign subsidiaries in which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive loss in the shareholders' equity section on our Condensed Consolidated Balance Sheets. Approximately 33.3% of our net assets are impacted by changes in foreign currencies in relation to the U.S. Dollar. We recorded a $1.1 million adjustment to our equity account for the nine months ended September 30, 2002 to reflect the impact of the decline in the Argentinean Peso and Brazilian Real against the U.S. Dollar, partially offset by a strengthening of the Euro, Norwegian Kroner and British Pound against the U.S. Dollar.

INTEREST RATES

     We are subject to interest rate risk on our long-term fixed interest rate debt and, to a lesser extent, variable-interest rate borrowings. Our long-term borrowings subject to interest rate risk primarily consist of the $350.0 million principal of the 6 5/8% Senior Notes due 2011, $200.0 million principal of the 7 1/4% Senior Notes due 2006, the $402.5 million principal of the 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 and the $910.0 million Zero Coupon Senior Convertible Debentures due 2020. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate to increase or decrease, and thus increase or decrease the amount required to refinance the debt. As of September 30, 2002, the fair market value of the 6 5/8% Senior Notes was $382.1 million and the fair value of the 7 1/4% Senior Notes was $223.9 million. The fair value of both Senior Notes is principally dependent on changes in prevailing interest rates. As of September 30, 2002, the fair market value of the Convertible Preferred Debentures was $370.7 million, and the fair market value of the Zero Coupon Debentures was $575.6 million. The fair market value of the Convertible Preferred Debentures and the Zero Coupon Debentures is principally dependent on both prevailing interest rates and our current share price as it relates to the conversion price of $53.34 per share and $55.1425 per share, respectively.

     As of September 30, 2002, we had two interest rate swaps, which convert fixed rate debt to variable rate debt. Our interest rate swaps hedge the fixed rate 7 1/4% Senior Notes and are an asset with an aggregate fair value of $15.5 million at September 30, 2002. In October 2002, we terminated both swap agreements and received $13.9 million in cash as settlement. The cash received was recorded against the fair value of the agreements at the time of settlement and the resulting gain will be recorded over the remaining life of the 7 1/4% Senior Notes, as an adjustment to interest expense.

     We have various other long-term debt instruments but believe that the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $343.7 million at September 30, 2002 approximate fair market value.

ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Exchange Act). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings. There was no significant changes in the Company's internal controls, or in other factors that could significantly affect the Company's internal controls, subsequent to the date of the Company's evaluation.

PART II.   OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, the certifications of Bernard J. Duroc-Danner, Chief Executive Officer of the Company, and Lisa W. Rodriguez, Chief Financial Officer of the Company, are included with this Form 10-Q. Copies of these certifications are available on the Company's website at www.weatherford.com.

      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the certifications of Bernard J. Duroc-Danner, Chief Executive Officer of the Company, and Lisa W. Rodriguez, Chief Financial Officer of the Company, are filed with this Form 10-Q as Exhibit Numbers 99.1 and 99.2. Copies of these certifications are available on the Company's website at www.weatherford.com.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

EXHIBIT        NUMBER DESCRIPTION
-------        -----------
+10.1          Indemnification Agreements with each of Bernard J. Duroc-Danner,
               Gary L. Warren, Burt M. Martin, Lisa W. Rodriguez, E. Lee Colley
               III, Donald R. Galletly, Jon R. Nicholson, James N. Parmigiano,
               Stuart E. Ferguson, David J. Butters, Robert A. Rayne, Robert K.
               Moses, Jr., Philip Burguieres, Robert B. Millard, William E.
               Macaulay and Sheldon B. Lubar.
+99.1          Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+99.2          Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------

+ Filed herewith.

     (b) Reports on Form 8-K:

Reports on Form 8-K:

     1. Current Report on Form 8-K dated July 21, 2002, announcing the Company's earnings for the quarter ended June 30, 2002.

     2. Current Report on Form 8-K dated August 9, 2002, announcing the submission of sworn statements to the Securities and Exchange Commission pursuant to Section 21 (a) (1) of the Securities Exchange Act of 1934 by the Company's Chief Executive Officer and Chief Financial Officer.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Weatherford International Ltd.



                                         By: /s/ Bernard J. Duroc-Danner
                                             ---------------------------------
                                                 Bernard J. Duroc-Danner
                                                 Chief Executive Officer,
                                                 Chairman of the Board and
                                                 Director
                                                 (Principal Executive Officer)


                                             /s/ Lisa W. Rodriguez
                                             ------------------------------
                                                 Lisa W. Rodriguez
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)
Date:  November 11, 2002

                                 CERTIFICATIONS


I, Bernard J. Duroc-Danner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Weatherford International Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        Date: November 11, 2002




                                        /s/ Bernard J. Duroc-Danner
                                        ----------------------------------------
                                        Bernard J. Duroc-Danner
                                        Chief Executive Officer, Chairman of the
                                        Board and Director

I, Lisa W. Rodriguez, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Weatherford International Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        Date:  November 11, 2002




                                        /s/ Lisa W. Rodriguez
                                        ----------------------------------------
                                        Lisa W. Rodriguez
                                        Senior Vice President and Chief
                                        Financial Officer

                                  EXHIBIT INDEX



EXHIBIT        NUMBER DESCRIPTION
-------        -----------
+10.1          Indemnification Agreements with each of Bernard J. Duroc-Danner,
               Gary L. Warren, Burt M. Martin, Lisa W. Rodriguez, E. Lee Colley
               III, Donald R. Galletly, Jon R. Nicholson, James N. Parmigiano,
               Stuart E. Ferguson, David J. Butters, Robert A. Rayne, Robert K.
               Moses, Jr., Philip Burguieres, Robert B. Millard, William E.
               Macaulay and Sheldon B. Lubar.
+99.1          Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+99.2          Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.