Form 10-K
period 2002-12-31
WEATHERFORD INTERNATIONAL LTD
filed 2003-03-18
CIK 1170565

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-31339

                         WEATHERFORD INTERNATIONAL LTD.
             (Exact name of registrant as specified in its charter)

                   BERMUDA                                       98-0371344
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

 515 POST OAK BOULEVARD, SUITE 600, HOUSTON, TEXAS               77027-3415
   (Address of principal executive offices)                      (Zip Code)


              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (713) 693-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
        Common Shares, $1.00 Par Value                    New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2002 was $3,733,151,976, based upon the closing price on the New York Stock Exchange as of such date.

     Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date:

                TITLE OF CLASS                         OUTSTANDING AT MARCH 10, 2003
                --------------                         -----------------------------
        Common Shares, $1.00 Par Value                          120,741,021

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information called for by Items 10, 11, 12 and 13 of Part III will be included in an amendment to Form 10-K or incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             EXPLANATORY STATEMENT

     Weatherford International Ltd., a Bermuda exempted company ("Weatherford Limited"), is filing this Annual Report on Form 10-K as successor to Weatherford International, Inc., a Delaware corporation ("Weatherford Inc."). On June 26, 2002, Weatherford Limited became the parent holding company of Weatherford Inc. as the result of a corporate reorganization effected through the merger of a subsidiary with and into Weatherford Inc. Each share of Weatherford Inc. issued immediately prior to the effective time of the merger automatically converted into the right to receive a common share of Weatherford Limited. Thus, the stockholders of Weatherford Inc. became the shareholders of Weatherford Limited which, together with its subsidiaries, continues to be engaged in the same business that Weatherford Inc. and its subsidiaries were engaged in before the merger. Throughout this Form 10-K, the stockholders of Weatherford Inc. may be referred to as shareholders of Weatherford Limited, and as such, Weatherford Inc.'s common stock may be referred to as common shares of Weatherford Limited. For periods prior to June 26, 2002, please refer to the periodic and other reports filed with the Securities and Exchange Commission by Weatherford Inc. (Commission File No. 001-13086) prior to June 26, 2002.

                                     PART I

ITEM 1.  BUSINESS

     Weatherford International Ltd. is one of the world's leading providers of equipment and services used for the drilling, completion and production of oil and natural gas wells. Weatherford, as we know it today, was formed in connection with the May 1998 merger of Weatherford Enterra, Inc. into EVI, Inc.

     We were incorporated under the laws of Delaware in 1972. In 2002 we re-incorporated in Bermuda. Many of our businesses, including those of Weatherford Enterra, have been conducted for more than 50 years. Our principal executive offices are located at 515 Post Oak Boulevard, Suite 600, Houston, Texas 77027. Our telephone number is (713) 693-4000 and our Internet address is www.weatherford.com. We make available, free of charge, on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish them to the SEC.

     We conduct operations in approximately 100 countries and have approximately 540 service and sales locations, which are located in nearly all of the oil and natural gas producing regions in the world. We are among the leaders in each of our primary markets, and our distribution and service network is one of the most extensive in the industry.

     Our business is divided into three principal operating divisions:

     - Drilling and Intervention Services -- This division provides: (1) drilling services and equipment including pressure control, drill pipe, drilling accessories, underbalanced drilling systems and directional drilling systems, (2) well installation services and cementation products including casing installation services, torque monitoring, handling tools, power equipment, drilling with casing services and equipment, and cementing tools, and (3) fishing and intervention services including fishing services and equipment, thru tubing services and systems, casing exit systems, wireline services and multilateral systems, and (4) pipeline and specialty services including complete asset management programs.

     - Completion Systems -- This division provides: (1) cased hole systems, (2) liner systems, (3) flow control systems, (4) sand screens, including premium, pre-pack and wire wrap sand screens, (5) expandable sand screen (ESS(TM)) systems, (6) expandable solid tubular systems for well remediation, with additional systems for well completion and well construction in development, and (7) intelligent completion technologies for the remote monitoring and control of well production.

     - Artificial Lift Systems -- This division is the only organization in the world that is able to provide all forms of artificial lift used primarily for the production of oil. These lift systems include: (1) progressing cavity pumps (PCPs), (2) reciprocating rod lift systems, (3) gas lift systems, (4) hydraulic lift systems, (5) electrical submersible pumps
       (ESPs), and (6) production optimization services and automation and monitoring of wellhead production. This division also provides screens for industrial applications.

     In addition to the above operations, historically we operated a Compression Services Division and a Drilling Products Division. In February 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of Universal, or approximately 45% of Universal's outstanding common stock. In addition, in April 2000, we completed the spin-off to our shareholders of our Drilling Products Division through a distribution of the stock of our Grant Prideco, Inc. subsidiary. Grant Prideco's operations have been classified as discontinued in our financial statements.

     The following is a summary of the markets we serve and our business strategies. We have also included a discussion of each of our divisions, including a description of our products and services offered and our competitors. Financial information regarding our segments and geographic results appears in the footnote entitled Segment Information in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

REFERENCES TO WEATHERFORD

     When referring to Weatherford and using phrases such as "we" and "us," the intent is to refer to Weatherford International Ltd. and its subsidiaries as a whole or on a divisional basis depending on the context in which the statements are made.

STRATEGY

     Our primary objective is to provide our shareholders with above average returns on their investment through income growth and asset appreciation. We seek to achieve this objective through the pursuit of strategic investments and technology opportunities that will enhance the long-term value of our company while improving the market shares, product and service offerings and profitability of our existing businesses.

     Principal components of our growth strategy include the following:

     - Further develop our game-changing technologically-advanced products and services that can minimize formation damage, optimize reservoir production and allow us to capitalize on important secular trends such as the maturation of the world's major hydrocarbon reserves, the growth of deepwater activity and an increasing tendency for the world to rely on international markets for world oil and gas production.

     - Continue to enhance our existing products and services to maintain our leading position in the markets in which we operate.

     - Leverage our worldwide infrastructure to introduce new and existing products and services, such as our underbalanced drilling, expandable tubular technology, optical sensing systems for intelligent well completions and production optimization systems for artificial lift.

     - Pursue strategic acquisitions and combinations for long-term growth in new or existing markets.

MARKETS

     We are a leading provider of equipment and services to the oil and gas exploration and production industry. Demand for our industry's services and products depends upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide.

     During the mid-1980's the drilling industry contracted sharply, correcting a condition of significant over capacity that existed in the supply of oilfield service and equipment. For the last 15 years (since 1987) the Baker Hughes global rig count has cycled up and down with factors such as world economic and political trends that influence supply and demand for energy, the price for oil and natural gas and the level of exploration and drilling for those commodities.

     The majority of worldwide drilling activity, as measured by rig counts, has historically been concentrated in North America. Over time, activity in North America has become increasingly driven by natural gas consumption on the continent, particularly in the United States. The percentage of the United States rig count dedicated to natural gas drilling has increased from approximately 50% in the early 1990's to more than 80% in 2002. Canada has experienced a similar trend with rigs drilling for natural gas increasing from less than 40% five years ago to nearly 70% in 2002. A primary reason for the increasing emphasis on natural gas drilling is that North American gas wells have very high production decline rates, so that significant numbers of new wells need to be drilled over time to maintain ongoing natural gas production at desirable levels. In addition to this trend, an increasing amount of drilling and production activity is occurring in offshore environments, particularly in the Gulf of Mexico. Changes in the balance of energy demand and the supply of natural gas affects natural gas storage levels, commodity prices and the volatility of North American drilling activity. In 2002, the North American rig count averaged 1,097, 27% below the 2001 average but 34% above the low of the last 15 years, 816, which occurred in 1992.

     Over the last decade, drilling and completion activity has grown faster in international markets than in North America. In 2002, approximately two-thirds of the worldwide drilling and completion expenditures occurred in international markets, according to Spears & Associates. Drilling activity outside North America tends to be less volatile than the North American market. Due to the significant investment and complexity surrounding international projects, drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective in regard to oil and natural gas pricing as most contracts span two to three years. Additionally, the international market is dominated by major oil companies and national oil companies, which tend to have longer-term objectives than the typical independent producer in North America. In the last 15 years, the non-North American rig count has cycled between a high of 1,032 in 1988 and a low of 588 in 1999. In 2002, the international rig count averaged 732. Since 1999, the international market has recovered slowly; however, we believe due to the mature age of and the decline of production in the North American oilfields, the geological future of the industry is in international markets.

     Historically, the majority of our business was concentrated in the United States and Canada. Following the merger of EVI and Weatherford Enterra in 1998, we began a concerted program to expand our operations and shift more of our business internationally by utilizing the strength of our Drilling and Intervention Services Division's international presence to introduce new and existing products and services into these markets. Today, we operate in approximately 100 countries in the major oil and natural gas producing areas of North and Latin America, Europe, Africa, Russia, China, Southeast Asia and the Middle East. In 1998, our revenue split between North America and international was 64% North America, 36% international. In 2002 it was 47% North America, 53% international.

     In 2002, our Drilling and Intervention Services Division generated 59% of its revenues from international activity and our Completion Systems Division generated approximately 61% of its revenues from the same regions. With the increasing importance of international oil production, these divisions continue to focus on growth in international markets.

     Our Artificial Lift Systems Division depends principally on North American rotary and workover rig activity for oil production. It is estimated more than three-quarters of the world's producing oil wells require some form of artificial lift. In North America, the estimated number of producing oil wells requiring lift is closer to 90% and outside of North America the estimate is approximately 70%. In 2002, 62% of this division's revenues were from North America, significantly lower than 1998 when it was 90%.

     Due to the maturity of the world's oil and gas reservoirs, the accelerating production decline rates and the change in focus to deepwater prospects, technology has become increasingly critical to the marketplace. Customers are testing, proving and seeking both incremental and game-changing technologies at an increasing rate. Technology is an important aspect of our products and services as it helps us provide our customers with more efficient, higher margin and more cost-effective tools to find and produce oil and gas. We have invested a substantial amount of our time and resources in building our technology offerings. We believe our new, more efficient and accurate products and services are among the best in the industry and enable our customers to reduce their costs of drilling and production and/or increase production rates.

DRILLING AND INTERVENTION SERVICES DIVISION

     Our Drilling and Intervention Services Division provides products and services used by oil and gas companies, drilling contractors and other service companies to explore for, drill for and produce oil and natural gas. We estimate about two-thirds of the products and services offered by this division are used in the initial drilling and completion of oil and gas wells. The remainder of the products and services are used in connection with the production phases of wells, including maintenance, re-drilling, re-completion and other remediation and well installations.

     This division continues to focus on the secular growth of its underbalanced drilling services offerings. We also pursue strategic acquisitions for long-term growth and market expansion. During 2001, we expanded our international presence through the acquisition of Orwell Group Plc, an Aberdeen, Scotland-based company.

  PRODUCTS AND SERVICES OFFERED

     The principal products and services provided by this division are drilling services and equipment, well installation services and cementing products, fishing and intervention services and pipeline and specialty services.

  Drilling Services and Equipment

     Our drilling services and equipment operations consist of a broad range of systems and products used during the drilling, completion and workover of oil and gas wells. These offerings include:

     Proprietary and Other Drilling Equipment -- We offer proprietary drilling equipment to our customers. These patented tools, including our drilling jars, rotating control heads and other pressure control equipment, as well as many of our fishing products, are manufactured by us. We also offer a broad selection of third-party manufactured rental equipment and tools for the drilling, completion and workover of oil and gas wells. We offer these tools to our customers, primarily operators and drilling contractors, on a rental basis, allowing the customer to utilize unique equipment without the cost of holding that equipment in inventory.

     The rental of our proprietary and other equipment permits the equipment to be more efficiently used and allows us to receive value-added returns on the equipment. The breadth of our operations and locations allows us to manage and re-deploy our equipment to locations where the equipment is most needed.

     Our proprietary and other drilling equipment and tools include:

     - Drilling tools such as drill pipe, drill collars, heavy weight pipe and drilling jars.

     - Fishing and downhole tools such as milling tools, casing cutters, fishing jars, spears and overshots, stabilizers, power swivels and bottom hole assemblies.

     - Pressure control equipment such as blow-out preventers, high pressure valves, accumulators, adapters and choke and kill manifolds.

     - Tubular handling equipment such as elevators, spiders, slips, tongs and kelly spinners.

     Underbalanced Drilling Services -- Underbalanced drilling (UBD) occurs when the bottom hole pressure exerted by the hydrostatic head of the drilling fluid column is less than the pressure of the formation being drilled. In underbalanced applications, the reservoir is able to flow while the drilling takes place and thereby protects the formation from damage by the drilling fluids. Traditional drilling methods utilize weighted drilling fluids that not only prevent the flow of hydrocarbons during drilling but permeate the formation, causing significant formation damage and limiting the flow of hydrocarbons. The advantages to underbalanced drilling include faster rates of drill bit penetration, reduction of formation damage that inhibits production rates and minimizing lost circulation and the need for costly stimulations. Underbalanced drilling is considered to be particularly desirable for drilling in older fields and reservoirs where the downhole pressure has declined. We believe many older fields and reservoirs cannot be economically drilled other than through the use of underbalanced drilling. Although currently less than 5% of the world's wells are drilled underbalanced, we estimate an increasing percentage, up to at least 20%, of the world's wells are likely to be drilled underbalanced during the next 5 to 10 years as familiarity with UBD systems and their production benefits grows.

     We offer a complete suite of critical components for underbalanced drilling on a worldwide basis. These components include:

     - Surface Equipment -- Specially designed self-contained mobile or skid-mounted compression and membrane-nitrogen generation systems, rotating control heads to control well pressures while circulating drilling mediums during drilling, skid-mounted separators to separate oil, gas, drilling media and cuttings, choke manifolds and solids recovery systems.

     - Downhole Equipment -- High temperature motors, wireline steering tools, drill pipe, air rotary hammer drills, casing exit systems, downhole deployment valves and downhole data acquisition equipment.

     - Fluid Systems -- Air drilling systems, mist drilling systems, foam drilling systems, including our patented Trans-Foam(R) Recyclable Drilling Fluid System and aerated fluid drilling systems produced by our specialty chemical subsidiary, Clearwater.

     - Software/Engineering -- Engineering and software, including simulation modeling, candidate screening, corrosion mitigation, on-site engineering, data analysis and supervision.

     Directional Drilling Services -- Our Directional Drilling Services group provides drilling engineering services and mechanical drilling systems including measurement-while-drilling (MWD) services, downhole drilling motors, orienter sub assemblies, re-entry services and wireline guidance tools.

  Well Installation Services and Cementing Products

     Well Installation Services -- These services consist of a wide variety of tubular connection and installation services for the drilling, completion and workover of an oil and gas well. We offer an integrated package of total tubular services management that allows our customers to receive all of their tubular handling, preparation, inspection, cleaning and wellsite installation needs from a single source. We are a leader in rig mechanization technology used for the installation of tubing and casing and offer various products and services to improve rig floor operations by reducing staffing requirements, increasing operational effectiveness and improving safety. We offer computerized torque monitoring and testing services to ensure the integrity of tubular connection makeup. We also specialize in critical service installations where operating conditions (such as offshore) and/or metallurgical characteristics call for specific handling technology. Finally, our well installation services include high-grade completion equipment installation services as well as cementation engineering services. Many of these services are provided in conjunction with our Completion Systems Division.

     Cementing Products -- Cementing operations are one of the most important and expensive phases in the completion of a well. We are the world's leading producer of specialized equipment that allows operators to centralize the casing of the well and control the displacement of cement and other fluids. Our cementing engineers also analyze complex wells and provide detailed recommendations to help optimize cementing results. Our cementing products group also works closely with our Completion Systems Division in designing integrated completion systems. Our cementing product line includes the following:

     - Centralizer Placement Software -- Software for calculating centralizer spacing for optimum standoff.

     - Centralizers -- A comprehensive range for varying applications and well conditions.

     - LoDRAG(TM) and LoTORQ(TM) Centralizers -- Mechanical friction-reduction systems for extended reach drilling and underpressured conditions where differential sticking risk is high.

     - Drilling with Casing (DwC(TM)) -- A technique that uses casing as the drillstring by attaching the DrillShoe(TM) drillable drill bits directly to the casing.

     - Flow Enhancement Tools -- Tools that improve cement flow.

     - Float Equipment -- Drillable shoes and collars with float valves that provide higher flow rates.

     - Other Equipment -- Cement baskets, guide shoes, retainers and bridge plugs, multiple stage tools and cementing plugs.

  Fishing & Intervention Services

     Our fishing and intervention services operations consist of the following:

     Fishing Services -- Fishing services are provided through teams of experienced fishing tool supervisors and a comprehensive line of fishing tools. Our teams provide conventional fishing services such as removing wellbore obstructions including lost equipment, tools, drill string segments and other debris that become caught during the drilling and completion of new wells. Specialty fishing tools required in these activities include fishing jars, milling tools, casing cutters, overshots and spears. Fishing services offers conventional and advanced casing exit systems that allow sidetrack and lateral drilling solutions for customers who either cannot proceed down the original well track or want to drill lateral wells from the main or parent wellbore. In addition, advanced multilateral systems are provided, including selective reentry systems (SRS(TM)) that allow numerous sidetracks from parent wellbores, pre-milled windows utilizing patented "key way" technology and advanced multilateral junction solutions. Fishing services also provides well patches and extensive plug and abandonment services.

     Intervention Services -- Intervention services includes wireline systems and services for completion activities, mechanical services, logging services, casing and tubing evaluation, production logging, perforating and pipe recovery. Intervention Services also provides thru-tubing services used in well re-entry activity that allow operators to perform complex drilling, completion and cementing activities from existing wellbores without removing existing production systems. Thru-tubing services and products include drilling motors, casing exits, fishing and milling, zonal isolation and other well remediation services.

  Pipeline and Specialty Services

     Pipeline and Specialty Services -- Our pipeline and specialty services provide a range of services covering the lifespan of a pipeline. These services use pipeline asset management programs, patented chemical solutions and tested engineering methodology. Services include site management, pre-commissioning, hook-up, commissioning, turnkey operation support, hydrostatic testing and de-watering, gauging and cleaning and chemical solutions for build-up problems.

  COMPETITION

     Our Drilling and Intervention Services Division's products and services are provided worldwide, and we compete in a variety of distinct segments with a number of competitors. Our major competitors are Baker Hughes, Halliburton, Schlumberger, Smith International and BJ Services. We also compete with Precision Drilling, Franks International and other regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on a number of factors including performance, safety, quality, reliability, service, price, response time and in some cases, breadth of products. We believe we are the industry leader in underbalanced drilling, and one of the largest providers of drilling products, cementing products and well installation services in the world.

COMPLETION SYSTEMS DIVISION

     In 1999, we formed our Completion Systems Division to focus on providing our customers with a comprehensive offering of completion products as well as engineered and integrated completion systems for oil and gas fields. From 2000 through 2002, we expanded this division's worldwide sales and service capabilities throughout our global footprint and expanded the operating range and sophistication of its product offering. We also continued our secular growth strategy through the ongoing development and commercialization of our line of expandable completion products. Since introduction in 1999, more than 20 miles of our initial expandables product offering, the Expandable Sand Screen (ESS(TM)), has been installed in more than 150 wells.

     In 2001, we made strategic acquisitions of Johnson Screens and CiDRA's Optical Sensing business to expand the breadth of our product offerings and to obtain new technologically-advanced value-added products. The acquisition of Johnson increased our manufacturing capabilities and presence in global oil and gas well screen markets. Johnson has a dominant brand name and is a leader in screen technology. The acquisition of CiDRA added fiber optic sensing to our intelligent well offerings. CiDRA's technology can measure pressure, temperature, flow, phase fraction and seismic activity. Weatherford's first optical 4-D seismic sensing system, utilizing CiDRA technology, was installed in December 2002.

     In March 2002, we signed agreements with Shell Technology Ventures for the global licensing of their expandable solid tubular intellectual property and access to the U.S. market for use of our ESS. Shell and Weatherford have been at the forefront of developing expandable technology since the mid-1990's.

  PRODUCTS AND SERVICES OFFERED

     New technologies offered by this division are expandable systems and intelligent wells. In addition to these game-changing technologies, we have one of the most comprehensive completion offerings available, including cased hole systems, liner systems, well screens and flow control and tool string. The Completion Systems Division has a comprehensive set of systems for the completion market including:

  Cased Hole Systems

     These systems are incorporated into the tubing string used to transport hydrocarbons from the reservoir to the surface. We offer a wide range of devices used to enhance the safety and functionality of the production string, including permanent and retrievable packer systems, sub-surface safety systems, specialized downhole isolation valves and associated servicing equipment.

  Liner Systems

     Liner hangers allow strings of casing to be suspended within a wellbore without having to extend the string to the surface, and are used to isolate production zones and formations. Most directional wells include one or more liners because of the difficulty of designing casing programs compatible with high tensile tubulars. We offer both drilling and production liner hangers. Drilling liners are used to isolate areas within the well during drilling operations. Production liners are used in the producing area of the well to support the wellbore and to isolate various sections of the well. We also offer expandable slotted liners designed to reduce cost and improve production. Our inflatable packer product line includes annulus casing packers, inflatable production packers and inflatable straddle packer assemblies. We also offer specialized high pressure, high temperature, high performance inflatable thru-tubing and completion packers.

  Well Screens

     Conventional sand screen products are used in the fluid-solid separation processes and have a variety of product applications. Our primary application of well screens is for the control of sand in unconsolidated formations. Sand production often results in premature failure of artificial lift and other downhole and surface equipment and can obstruct the flow of oil and gas. We offer premium, pre-pack and wire-wrap sand screens.

  Expandable Sand Screens (ESS(TM))

     Our ESS Systems are proprietary step-change sand control devices that reduce cost and improve production. The ESS consists of three layers including slotted base pipe, filtration screens and an outer protective shroud. The ESS can be expanded utilizing a fixed cone and/or Weatherford's proprietary rotary expansion systems which enable the ESS to be compliant with the walls of the well thus stabilizing the wellbore and aiding productivity. Weatherford's rotary systems utilize positive displacement motor technology and can be deployed on drill pipe or coiled tubing. The ESS can replace complex gravel packing techniques in many sand control situations.

  Solid Tubular Expandable Technologies

     Proprietary expandable tools are also being developed for downhole solid tubular applications in well remediation, well completion and well construction. Solid tubular expandable products at Weatherford include the Expandable Liner Hangers (ELH(TM)), used to create liners and seals, and Metal Skin(TM), used for well cladding to cut off zones, retro-fit corroded section of casing and strengthen existing casing. Solid Tubular Expandables utilize both fixed cone and our compliant roller expansion technology. Weatherford also expects to commercialize additional solid expandable applications during 2003 and 2004 for well construction purposes, including Optiwell(TM) and monobore applications. Both Optiwell and monobore systems will allow significant cost reductions in the form of a reduction in consumables for drilling and completion of the wells (fewer drill bit sizes, less drilling fluid, less casing, etc), smaller rig platforms and reduced cuttings removal needs. The benefits are derived because of expandable technologies' potential to significantly reduce or eliminate the reverse-telescoping technique used historically for well design.

  Intelligent Completion Technology

     Intelligent completion systems allow operators to remotely monitor the pressure, temperature, flow and phase fraction and seismic activity of a well. They also permit the control of various downhole components, such as valves and chokes. These products, when combined with production packers, permit the management of different sections of a well to optimize and coordinate production. These devices can also eliminate the need for wireline and coiled tubing because they can be operated from the surface. Advanced sensing systems that enable 4-D seismic monitoring of reservoirs, or the ability to measure reservoir performance over time, have been developed. Weatherford's first system was installed in December 2002.

  Flow Control and Tool String

     Flow control systems include completion and intervention equipment that provide the ability to manage production throughout the life of the well. Our flow control systems include standard flow control products such as nipples, locks, running and pulling tools, plugs and rolling systems. We also offer comprehensive engineering, design and installation capabilities.

  COMPETITION

     In our Completion Systems Division, our principal competitors are Baker Hughes, Halliburton and Schlumberger. We also compete with various smaller providers of completion equipment. Technological innovation, quality of service, industry reputation and price are the principal methods of competition. We believe we are the third largest provider of completion equipment in the world.

ARTIFICIAL LIFT SYSTEMS DIVISION

     Artificial lift systems are installed in oil wells that do not have sufficient reservoir pressure to raise the oil to the surface or that need to supplement the natural reservoir pressures to produce oil from the well. We believe we are the leading provider of artificial lift systems worldwide. We also believe we have a competitive advantage as the only provider of all forms of lift and as the only supplier of customized production solutions.

     One of our technology initiatives, production optimization systems or intelligent lift, provides powerful benefits to our customers for lowering operating and capital costs and improving rates of production. During 2001, we made key technology acquisitions to further complement our intelligent lift systems. Today, the complete optimization system allows remote monitoring of reservoir production and equipment performance as well as the ability to remotely adjust production and systems operation.

     Our Artificial Lift Systems Division is also continuing to focus on expanding our share of the electrical submersible pumps market through supplier alliances and the development of our own proprietary electrical submersible pumping (ESP) units. Our first Weatherford-designed ESP's were sold during 2002.

  PRODUCTS AND SERVICES OFFERED

     There are six principal types of artificial lift technologies used in the industry. We are the only company in the world able to provide all forms of lift including progressing cavity pumps, reciprocating rod and gas lift systems, electrical submersible pumps, hydraulic and other lift systems. This division also offers production optimization systems.

  Progressing Cavity Pumps

     A progressing cavity pump (PCP) is a downhole pump controlled by an above-ground electric motor system connected to the downhole pump via sucker rods for the production of oil. These pumps are among the most operationally efficient and are designed to work in wells of depths up to 6,000 feet and production between 10 to 4,500 barrels of oil per day. We are also developing high temperature progressing cavity pumps for steam assisted gravity drilling ("SAGD") applications. PCP's have had particular success in heavy oil producing basins around the world.

  Reciprocating Rod Lift Systems

     A reciprocating rod lift system is an artificial lift pumping system that uses an above-ground mechanical unit connected to a sucker rod and a downhole pump. It uses an up and down suction process to lift the oil from the reservoir. Reciprocating lift is used primarily for the production of oil from wells of depths up to 14,000 feet and production rates from 20 to 8,000 barrels per day. Reciprocating lift systems are generally more expensive to install than other systems but less costly to operate. We offer a complete package of products for rod lift applications ranging from traditional pump jacks to the state-of-the-art RotaFlex(R) long stroke pumping unit, as well as all downhole components, including the Corod(R) continuous sucker rod, traditional sucker rods and tubing anchors.

  Gas Lift Systems

     Gas lift is a form of artificial lift that uses natural gas to lift oil in a producing reservoir to the surface. The process of gas lift involves the injection of natural gas into the well through an above-ground injection system and a series of downhole mandrels and gas lift valves. The gas injected into the system is either produced from and reinjected into the well, or is injected from gas produced from nearby wells. The injected gas acts as the lifting agent for the heavier oil. Gas lift systems are used primarily for offshore wells and those wells that have a high component of gas in the well or have a gas supply near the well. Gas lift systems are designed to operate at depths up to 15,000 feet with volumes up to 20,000 barrels of oil per day.

  Electrical Submersible Pumps

     An electrical submersible pump (ESP) is an electric pump and motor placed downhole near the producing reservoir that is driven by an electric motor controller and supply system above ground. Electrical submersible pumps are designed to operate at depths of 9,000 to 12,000 feet with volumes from 800 to 20,000 barrels per day. Prior to 1999, we had not been a provider of electrical submersible pumps to the industry. In 1999, we entered into an alliance with Electrical Submersible Pumps, Inc., the world's third largest supplier of this type of pump, to supply us with electrical submersible pumps and to distribute them in selected markets. In 2002, we began manufacturing and distributing our own proprietary line of ESP's.

  Hydraulic Lift Systems

     Hydraulic lift is a form of oil pumping system that uses an above-ground surface power unit to operate a downhole hydraulic pump (jet or piston) to lift oil from the reservoir. These systems are designed for wells at depths up to 20,000 feet with volumes up to 15,000 barrels per day. Hydraulic pumps are well-suited for wells with high volumes and low solids.

  Other Lift Systems

     We also offer other forms of lift such as "plunger lift." Plunger lift is the only artificial lift system that requires no assistance from outside energy sources. The typical system consists of a plunger (or piston), top and bottom bumper springs, a lubricator and a surface controller. The plunger cycles between the top and bottom bumper springs. As it travels to the surface, it creates a solid interface between the lifted gas below and produced fluid above to maximize lift energy. The travel cycle is controlled by a surface controller. Plunger lift is a low cost, easily maintained method of lift. It is particularly useful for dewatering gas wells and increasing production from wells with emulsion problems. Plunger lift also keeps wells free of paraffin and other tubing deposit problems and can be used to produce a well to depletion.

  Production Optimization Systems

     Our Artificial Lift Systems Division was one of the first organizations to provide complete artificial lift well optimization services and products. These services include software and instrumentation that allow the customer to remotely monitor and control wells and optimize field production from a central location. To further develop this service, we entered into alliance agreements and purchased key complementary technologies during 2001. We believe this product offering will benefit the customer with substantial cost savings while improving returns.

  Johnson Screens

     The Artificial Lift Systems Division also operates the water well and industrial screen business of Johnson, which was acquired in 2001. Johnson's downhole oil and gas well screen products have been integrated into our Completion Systems Division. Served markets include water well, petrochemical, polymer/extrusion, mining and general industrial applications.

  Gas Services International

     Gas Services International (GSI) is a unit of Artificial Lift Systems Division, which offers total process system solutions for all aspects of natural gas production, including compression, processing and offshore floating production systems. GSI is located in Singapore and primarily services the Asia Pacific and Middle East regions.

  COMPETITION

     We primarily compete with Baker Hughes, Schlumberger, Robbins & Myers and Harbison Fischer. We also compete with Lufkin, National-Oilwell and Dover Corporation. The principal methods of competition are performance, quality, reliability, service and technological innovation. We believe we are the world's largest provider of progressing cavity pumps, reciprocating rod lift pump systems and hydraulic lift systems and are the only fully integrated provider of all lift systems.

COMPRESSION SERVICES DIVISION

     In February 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of Universal common stock. Our Compression Services Division prior to the merger, was operated as a joint venture between us and GE Capital. We owned 64% of the venture and GE Capital owned 36%. In connection with the merger, we acquired GE Capital's 36% interest. We retained part of the Compression Services Division, namely the Singapore-based Gas Services International operations. We also retained $10.0 million in accounts receivable.

     Prior to the Universal merger, our Compression Services Division offered the following products and services: rental, packaging and sales of natural gas compressors, custom-designed compression systems, maintenance and reconditioning services and select services such as repair services.

DISCONTINUED OPERATIONS -- GRANT PRIDECO

     Our Grant Prideco Drilling Products Division is classified as a discontinued operation in light of our spin-off of this division to our shareholders in April 2000. Grant Prideco is an international manufacturer and supplier of products used for the exploration and production of oil and gas.

PROPERTIES

     Our operations are conducted in over 100 countries. We currently have more than 85 manufacturing facilities and approximately 540 sales, service and distribution locations throughout the world. The following table describes the material facilities owned or leased by us as of December 31, 2002:

                                 FACILITY    PROPERTY
                                   SIZE        SIZE                 PRINCIPAL SERVICES AND PRODUCTS
LOCATION                         (SQ. FT.)   (ACRES)    TENURE          OFFERED OR MANUFACTURED
--------                         ---------   --------   ------      -------------------------------
DRILLING & INTERVENTION
  SERVICES:
Pearland, Texas................   261,927     60.64     Owned    Fishing, drilling equipment, pipe
Dubai, UAE.....................   252,378      5.79     Leased   Underbalanced services and machine
                                                                 shop
Houma, Louisiana...............   175,000     13.00     Owned    Cementing products
Forus, Norway(1)...............   153,654     11.40     Leased   Downhole services, well installation
                                                                 services, drilling equipment, thru
                                                                 tubing, cementing, fishing, re-entry,
                                                                 well intervention, completion systems
Nisku, Alberta, Canada.........   149,193     27.79     Owned    Drilling equipment, fishing, wireline,
                                                                 underbalanced services
Houston, Texas(1)..............   145,650     24.18     Owned    Research and development
Songkhla, Thailand.............   124,430      2.86     Leased   Well installation services, fishing
Perth, Australia(1)............   120,760      2.55     Leased   Well installation services, fishing,
                                                                 drilling equipment, completion systems
Shekou, China(1)...............   100,518      2.31     Leased   Fishing, drilling equipment, well
                                                                 installation services, liner hangers,
                                                                 expandables, cased hole
Loyang, Singapore(1)...........    93,947      2.16     Leased   Fishing, drilling equipment, well
                                                                 installation services, cementing,
                                                                 completion systems
Corpus Christi, Texas..........    78,262      8.20     Owned    Fishing and rotating heads
Jakarta, Indonesia(1)..........    73,205      1.70     Leased   Fishing and drilling equipment,
                                                                 completion systems
Ventura, California............    72,332      4.53     Leased   Power tong equipment and well service
                                                                 work-over equipment
Langenhagen,
  Germany(1)...................    71,834      3.41     Leased   Power and mechanized equipment,
                                                                 control systems, cementing products,
                                                                 completion systems and research and
                                                                 development
Darwin, Australia..............    71,688      1.65     Leased   Well installation services, fishing,
                                                                 drilling equipment
Houston, Texas.................    71,242     14.55     Owned    Directional drilling, jar repair, MWD
                                                                 guidance systems
Casper, Wyoming................    63,150      9.53     Owned    Fishing, drilling equipment, rotating
                                                                 heads
COMPLETION SYSTEMS:
Houston, Texas.................   130,000     14.00     Owned    Sand screens
Dyce, Scotland.................   125,000      2.87     Leased   Expandable slotted tubulars
Huntsville, Texas..............   112,648     20.00     Owned    Liner hangers, packers, completion
                                                                 systems
Caxias do Sul, Brazil..........    82,980     17.49     Owned    Packers
Scott, Louisiana...............    76,763      8.00     Owned    Tools for flow control, cased hole,
                                                                 safety valves

                                 FACILITY    PROPERTY
                                   SIZE        SIZE                 PRINCIPAL SERVICES AND PRODUCTS
LOCATION                         (SQ. FT.)   (ACRES)    TENURE          OFFERED OR MANUFACTURED
--------                         ---------   --------   ------      -------------------------------
New Iberia, Louisiana..........    65,580     18.80     Owned    Liner hangers, sand screens,
                                                                 completion systems
Celbridge, Ireland.............    64,000      5.00     Owned    Sand screens
Arbroath, Scotland.............    62,818      2.70     Leased   Liner hangers, flow control, packers
ARTIFICIAL LIFT SYSTEMS:
New Brighton, Minnesota........   178,668     36.58     Owned    Water well and industrial screens
Brisbane, Australia............   136,000      4.04     Leased   Water well and industrial screens
Woodward, Oklahoma.............   118,000     49.58     Leased   Reciprocating rod and hydraulic lift
Singapore, Singapore...........   114,895      2.64     Leased   Fabrication, packaging and engineering
                                                                 of compressors
Greenville, Texas..............   110,000      7.00     Owned    Reciprocating rod lift
Edmonton, Alberta, Canada......   108,797     11.34     Owned    Reciprocating rod lift, progressing
                                                                 cavity pumps
Nisku, Alberta, Canada.........   104,000      7.40     Owned    Reciprocating rod lift
New Castle, Australia..........    99,000     11.27     Owned    Mining and urethane screens
Odessa, Texas..................    92,840      6.75     Owned    Reciprocating rod lift
Sao Leopoldo, Brazil...........    86,100     17.00     Owned    Progressing cavity pumps
Lloydminster, Alberta,
  Canada.......................    77,700      6.81     Owned    Progressing cavity pumps
Longview, Texas................    72,997     17.59     Owned    Reciprocating rod lift
Availles-en-Chatellerault,
  France.......................    72,656      9.88     Leased   Screen fabrication
Rio Tercero, Argentina.........    64,583      7.40     Owned    Reciprocating rod and gas lift
Kingwood, Texas................    63,710     10.47     Leased   Well optimization equipment
CORPORATE:
Houston, Texas.................   230,777        --     Leased   Corporate offices

---------------

(1) Facility is shared by our Drilling and Intervention Services Division and Completion Systems Division.

OTHER BUSINESS DATA

  RAW MATERIALS

     We purchase a wide variety of raw materials as well as parts and components made by other manufacturers and suppliers for use in our manufacturing. Many of the products sold by us are manufactured by other parties. We are not dependent on any single source of supply for any of our raw materials or purchased components; however, the loss of one or more of our suppliers in our Artificial Lift Systems Division could disrupt production for some time.

  CUSTOMERS AND BACKLOG

     Our principal customers consist of major and independent oil and natural gas producing companies. During 2002, 2001 and 2000, none of our customers accounted for more than 10% of consolidated revenues.

     Our backlog consists of customer orders for which a purchase order has been received, satisfactory credit arrangements exist and delivery is scheduled. The respective sales backlog for our completion products and our artificial lift systems and products were approximately $25 million and $64 million as of January 2003 and approximately $44 million and $85 million for the comparable period in the prior year. All backlog is expected to be shipped during 2003. Our Drilling and Intervention Services Division does not have backlog as it is primarily service related.

  RESEARCH, DEVELOPMENT AND PATENTS

     We maintain world-class technology and training centers in Houston, Texas and Aberdeen, Scotland whose activities are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and enhanced reservoir productivity. Our expenditures for research and development totaled $79.6 million in 2002, $50.8 million in 2001 and $43.0 million in 2000.

     As many areas of our business rely on patents and proprietary technology, we have followed a policy of seeking patent protection both inside and outside the United States for products and methods that appear to have commercial significance. In the United States, we currently have 499 patents issued and over 275 pending. We have 891 foreign patents issued and over 725 pending. We amortize patents over the years expected to be benefited, ranging from 5 to 20 years.

     Many of our patents provide us with competitive advantages in our markets. Important patented products and technologies include (1) our expandable slotted and solid tubular products, many of which are sold pursuant to a license from Shell, (2) our underbalanced drilling products and services, including our "Virtual Riser" offshore pressure control system, Williams high pressure rotating heads, internal riser rotating control head for deepwater drilling and our chemicals and foam technology and (3) fiber optic sensing systems for intelligent completion systems.

     Although in the aggregate our patents are of considerable importance to the manufacturing and marketing of many of our products, we do not believe that the loss of one or more of our patents would have a material adverse effect on our business.

  SEASONALITY

     Weather and natural phenomena can temporarily affect the sale and performance of our products and services. Spring months in Canada tend to affect operations negatively, but the widespread geographical locations of our operations serve to mitigate the impact of the seasonal nature of our business.

  INSURANCE

     We currently carry a variety of insurance for our operations. We are partially self-insured for certain claims in amounts we believe to be customary and reasonable.

     Although we believe we currently maintain insurance coverage adequate for the risks involved, there is always a risk our insurance may not be sufficient to cover any particular loss or that our insurance may not cover all losses. For example, while we maintain product liability insurance, this type of insurance is limited in coverage and it is possible an adverse claim could arise in excess of our coverage. Finally, insurance rates have in the past been subject to wide fluctuation, and changes in coverage and changes in the insurance industry will likely result in increases in our cost and higher deductibles and retentions.

  FEDERAL REGULATION AND ENVIRONMENTAL MATTERS

     Our operations are subject to federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have, in recent years, become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties. While we are not currently aware of any situation involving an environmental claim that would likely have a material adverse effect on our business, it is always possible that an environmental claim with respect to one or more of our current businesses or a business or property that one of our predecessors owned or used could arise that could have a material adverse effect.

     In August 2001, we paid $131,182 to the EPA to settle as a de minimus party to the Casmailia, California Superfund Site. In September 2001, we were notified by the Texas Natural Resource Conservation Commission ("TNRCC") that we were named as a party to the Voda Petroleum site in Clarksville City,

Texas. This matter is in the preliminary stages and based on the information provided by the TNRCC, it appears that we will be a de minimus party.

     Our expenditures during 2002 to comply with environmental laws and regulations were not material, and we currently expect the cost of compliance with environmental laws and regulations for 2003 also will not be material.

  EMPLOYEES

     We currently employ approximately 15,700 employees. Certain of our foreign operations are subject to union contracts. These contracts, however, cover less than one percent of our employees. We believe that our relationship with our employees is generally satisfactory.

FORWARD-LOOKING STATEMENTS

     This report as well as other filings made by us with the Securities and Exchange Commission ("SEC") and our releases issued to the public contain various statements relating to future results, including certain projections and business trends. We believe these statements constitute "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995.

     From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. The following sets forth an update of the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, those described in "Risk Factors" below and the following:

     - A downturn in market conditions could affect projected results. Any material changes in oil and gas supply and demand, oil and gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information provided by us. The oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Through the beginning of 2002, there was a general decrease in prices for oil and natural gas, reflecting diminished demand attributable to political and economic issues. In the latter part of 2002, there was an increase of prices for oil and natural gas. However, with exception of Canada, which experienced a seasonal increase in drilling activity, producers did not increase drilling due to the political and economic uncertainty. If an extended regional and/or worldwide recession would occur, it would result in even lower demand and lower prices for oil and gas, which would adversely affect our revenues and income. At this time, we have assumed increases in worldwide demand will be modest throughout the first half of 2003.

     - Our results are dependent upon our ability to react to the current market environment. During the fourth quarter of 2001 and throughout 2002, we implemented a number of programs intended to reduce costs and align our cost structure with the current market environment. Our forward-looking statements assume these measures will generate the savings expected and, if the markets continue to decline, any additional actions we pursue will be adequate to achieve the desired savings.

     - A material disruption in our manufacturing could adversely affect some divisions of our business. Our forward-looking statements assume any manufacturing expansion and consolidation will be completed without material disruptions. If there are disruptions or excess costs associated with manufacturing changes, our results could be adversely affected.

     - Our success is dependent upon the integration of acquisitions. We have consummated acquisitions of several product lines and businesses. The success of our acquisitions will be dependent on our ability to integrate the product lines and businesses with our existing businesses and eliminate duplicative costs. We incur various duplicative costs during the integration of the operations of acquired businesses into our operations. Our forward-looking statements assume the successful integration of the operations of the acquired businesses; however, there can be no assurance that the expected benefits of these acquisitions will materialize. Integration of acquisitions is something that cannot occur in the short-term and that requires constant effort at the local level to be successful. Accordingly, there can be no assurance as to the ultimate success of these integration efforts.

     - Our long-term growth is dependent upon technological advances. Our ability to deliver our long-term growth strategy is dependent in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, to obtain technologically advanced products through internal research and development and/or acquisitions, and to expand the markets for new technology through leverage of our worldwide infrastructure. Key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value that our technology brings to our customers' operations. Our major technological advances include, but are not limited to, those related to underbalanced drilling, expandable well construction and intelligent well completion. Our forward-looking statements have assumed successful commercialization of and above-average growth from these new products and services.

     - Nonrealization of expected benefits from our corporate reorganization could affect our projected results. An inability to realize expected benefits of the reorganization within the anticipated time frame, or at all, would likely affect the financial benefit of our corporate reorganization.

     - A decline in the fair value of our investment in Universal that is other than temporary would adversely affect our projected results. In the third quarter of 2002, we determined the decline in Universal's stock price was other than temporary and recorded a write-down in the carrying value of the investment. In connection with the reduction in the carrying value, we recognized a tax benefit related to the difference between the book carrying value and the tax basis of the investment. We can make no assurances that there will not be a decline in value of our investment in Universal or that any such decline would be temporary. Any decline may result in a write-down in the carrying value of our investment in Universal and would adversely affect our results.

     - The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of December 31, 2002, we had approximately $1.5 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors in or beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

     - Currency fluctuations could have a material adverse financial impact on our business. A material decline in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currencies.

     - Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances, war, or terrorist attacks and there will be no material changes in global trade policies. On October 11, 2002, the U.S. Congress passed a resolution authorizing the President of the United States to use the armed forces of the United States as he determines necessary and appropriate in order to (1) defend the national security of the United States against the continuing threat posed by Iraq and (2) enforce all relevant United Nation Security Council resolutions regarding Iraq. Any military action undertaken by the United States or other countries against Iraq could adversely affect our results of operations.

     Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the SEC. For additional information regarding risks and uncertainties, see our other current filings with the SEC under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended, available free of charge at the SEC's website at www.sec.gov. We will generally update our assumptions in our filings as circumstances require.

RISK FACTORS

     An investment in our common shares involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described below, as well as other information included and incorporated by reference in this report.

  LOW OIL AND GAS PRICES ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND SERVICES.

     Low oil and gas prices adversely affect demand throughout the oil and natural gas industry, including the demand for our products and services. As prices decline, we are affected in two significant ways. First, the funds available to our customers for the purchase of goods and services decline. Second, exploration and drilling activity declines as marginally profitable projects become uneconomic and are either delayed or eliminated. Accordingly, when oil and gas prices are relatively low, our revenues and income will be adversely affected.

  THE MARKET PRICE OF OUR COMMON SHARES MAY FLUCTUATE.

     Historically, the market price of common shares of companies engaged in the oil and gas industry has been highly volatile. Likewise, the market price of our common shares has varied significantly in the past. News announcements and changes in oil and natural gas prices, changes in the demand for oil and natural gas exploration and changes in the supply and demand for oil and natural gas have all been factors, among others, that have affected the price of our common shares.

  WE HAVE SIGNIFICANT FOREIGN OPERATIONS THAT WOULD BE ADVERSELY IMPACTED IN THE EVENT OF WAR, POLITICAL DISRUPTION, CIVIL DISTURBANCE AND CHANGES IN GLOBAL TRADE POLICIES.

     Like most multinational oilfield service companies, we have operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific region and the Commonwealth of Independent States that are inherently subject to risks of war, political disruption, civil disturbance and changes in global trade policies that may:

     - disrupt oil and gas exploration and production activities;

     - negatively impact results of operations;

     - restrict the movement and exchange of funds;

     - inhibit our ability to collect receivables;

     - lead to U.S. government or international sanctions; and

     - limit access to markets for periods of time.

  OUR SIGNIFICANT OPERATIONS IN FOREIGN COUNTRIES EXPOSE US TO CURRENCY FLUCTUATION RISKS.

     Approximately 30.0% of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive loss in the shareholders' equity section on our Consolidated Balance Sheets. We recognize remeasurement and transactional gains and losses on currencies in our Consolidated Statements of Operations. Such remeasurement and transactional losses may adversely impact our results of operations.

     In certain foreign countries a component of our cost structure is U.S. dollar denominated, whereas our revenues are partially local currency based; therefore, a devaluation of the local currency would adversely impact our operating margins.

  CUSTOMER CREDIT RISKS COULD RESULT IN LOSSES.

     The concentration of our customers in the energy industry may impact our overall exposure to credit risk, in that customers may be similarly affected by prolonged changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we cannot assure such reserves will be sufficient to meet write-offs of uncollectible receivables or our losses from such receivables will be consistent with our expectations.

  UNINSURED JUDGMENTS OR A RISE IN INSURANCE PREMIUMS COULD ADVERSELY IMPACT OUR RESULTS.

     Although we maintain insurance to cover potential claims and losses, we could become subject to a judgment for which we are not adequately insured. Additionally, the recent terrorist attacks that occurred in the U.S., as well as other factors, have generally increased the cost of insurance for companies, including ours. Significant increases in the cost of our insurance and more restrictive coverages may adversely impact our results of operations.

  UNINSURED CLAIMS AND LITIGATION COULD ADVERSELY IMPACT OUR RESULTS.

     In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses and we are subject to various self-retentions and deductibles with respect to our insurance. Although we are subject to various ongoing items of litigation, we do not believe any of the items of litigation we are currently subject to will result in any material uninsured losses to us. However, it is possible an unexpected judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts we currently have reserved or anticipate incurring.

     We are also subject to various federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have in recent years become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties. While we are not currently aware of any situation involving an environmental claim which would likely have a material adverse effect on our business, it is always possible that an environmental claim with respect to one or more of our current businesses or a business or property that one of our predecessors owned or used could arise and could involve the expenditure of a material amount of funds.

  CHANGES IN TAX LAWS COULD ADVERSELY IMPACT OUR RESULTS.

     On June 26, 2002, the stockholders and Board of Directors of Weatherford International, Inc. approved our corporate reorganization, and Weatherford International Ltd., a newly formed Bermuda company, became the parent holding company of Weatherford International, Inc. Our expectations as to the tax benefits that could result from our reorganization were based upon laws in effect at the time of the reorganization. Legislation proposed after we began to develop a reorganization plan, including legislation that has been recently introduced, has included items that could, if enacted, restrict or eliminate our ability to realize anticipated tax benefits. Changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing authorities could adversely impact our ability to realize tax benefits from our reorganization and adversely impact our results.

  A TERRORIST ATTACK COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESSES.

     The terrorist attacks that took place in the U.S. on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially impact our businesses. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our businesses.

ITEM 2.  PROPERTIES

     See Item 1. Business -- Properties on page 11 of this report, which is incorporated by reference into this item.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses, and we are subject to various self-retention and deductibles with respect to our insurance.

     See Item 1. Business -- Other Business Data -- Federal Regulations and Environmental Matters on page 13 of this report, which is incorporated by reference into this item.

     Although we are subject to various ongoing items of litigation, we do not believe any of the items of litigation to which we are currently subject will result in any material uninsured losses to us. It is possible, however, an unexpected judgment could be rendered against us in the cases in which we are involved that could be uninsured and beyond the amounts we currently have reserved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the year ended December 31, 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common shares are traded on the New York Stock Exchange under the symbol "WFT." As of March 10, 2003, there were 1,384 shareholders of record. Additionally, there were 1,792 stockholders of Weatherford Inc. as of the same date who had not yet exchanged their shares. The following table sets forth, for the periods indicated, the range of high and low sales prices per common share as reported on the New York Stock Exchange.

                                                                   PRICE
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
Year ending December 31, 2002
  First Quarter.............................................  $49.80   $32.55
  Second Quarter(a).........................................   54.25    42.73
  Third Quarter.............................................   45.19    33.10
  Fourth Quarter............................................   43.70    34.86
Year ending December 31, 2001
  First Quarter.............................................  $58.95   $42.31
  Second Quarter............................................   60.35    44.40
  Third Quarter.............................................   48.25    22.71
  Fourth Quarter............................................   39.15    24.21

---------------

(a) On June 26, 2002 Weatherford International Ltd. became the parent holding company of Weatherford International, Inc. as a result of a corporate reorganization. Each share of common stock of Weatherford International, Inc. automatically converted into the right to receive a common share of Weatherford International Ltd. Thus, the stockholders of Weatherford International, Inc. became the shareholders of Weatherford International Ltd.

     On March 10, 2003, the closing sales price of our common shares as reported by the New York Stock Exchange was $38.65 per share. We have not declared or paid cash dividends on our common shares since 1984 and we do not currently anticipate paying cash dividends on our common shares at any time in the foreseeable future.

     In addition to our common shares, we currently have certain convertible securities outstanding. Weatherford Inc.'s $402.5 million principal amount in 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 have the following material terms:

     - Mature on November 1, 2027

     - Interest rate of 5% per annum, payable February 1, May 1, August 1 and November 1 of each year, but subject to deferral for up to 20 consecutive quarters if not in default on interest payments

     - Are convertible into Weatherford Limited's common shares at a conversion price of $53.34 per share

     - May be redeemed by us at any time at redemption prices set forth in an indenture relating to the debentures

     - Are subordinated in right of payment of principal and interest to certain existing and future senior indebtedness

     Weatherford Inc. also has $910.0 million face amount of Zero Coupon Convertible Senior Debentures due 2020. These debentures have the following material terms:

     - Mature on June 30, 2020

     - Original issue discount of $408.4 million, providing the holders with an annual 3% yield to maturity

     - Holders may convert at any time prior to maturity at a conversion rate of
       9.9970 of Weatherford Limited's common shares per $1,000 principal amount at maturity

     - We may redeem these debentures on or after June 30, 2005 at the accreted principal amount at the time of redemption

     - Holders also may require us to repurchase these debentures on June 30, 2005, June 30, 2010 and June 30, 2015 at the issue price plus accrued original issue discount, and we may, at our election, repurchase the debentures for cash, common shares or a combination thereof

     - Are an unsecured obligation ranking equal in right of payment with all other unsecured and unsubordinated indebtedness and ranking senior to any future subordinated indebtedness

     On February 28, 2002, we issued a warrant to purchase 3.2 million of our common shares at $60 per share as part of the consideration given to obtain a worldwide license to Shell Technology Ventures' expandable technology. This warrant has a nine-year exercisable life beginning one year after the issue date. Upon exercise, settlement may occur through physical delivery, net share settlement, net cash settlement or a combination thereof. The warrant also may be converted into common shares at any time after the third anniversary of the issue date.

     On October 23, 2002, we issued an aggregate of 370,155 of our common shares in connection with our acquisition of the assets of Clearwater, Inc. and related companies. The Clearwater acquisition was a transaction not involving a public offering and was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     Information concerning securities authorized for issuance under equity compensation plans is set forth in the section entitled "Equity Compensation Plan Information" in Item 12 of Part III of this report, which section is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The following information may not be deemed indicative of our future operating results.

                                                                  YEAR ENDED DECEMBER 31,
                                    ------------------------------------------------------------------------------------
                                       2002              2001              2000                    1999          1998
                                    ----------        ----------        ----------              ----------    ----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues..........................  $2,328,930        $2,328,715        $1,814,261              $1,240,200    $1,363,849
Operating Income..................      65,387(a)        409,474           120,328(b)               66,818        36,171(c)
Income (Loss) From Continuing
  Operations......................      (6,030)(a)       214,651           (38,892)(b)(d)           16,206          (883)(c)
Basic Earnings (Loss) Per Share
  From Continuing Operations......       (0.05)(a)          1.88             (0.36)(b)(d)             0.16         (0.01)(c)
Diluted Earnings (Loss) Per Share
  From Continuing Operations......       (0.05)(a)          1.76             (0.36)(b)(d)             0.16         (0.01)(c)
Total Assets......................   4,494,989         4,296,362         3,461,579               3,513,789     2,638,612
Long-term Debt....................   1,111,407         1,097,294(e)        730,176(f)              226,603       220,398
5% Convertible Subordinated
  Preferred Equivalent
  Debentures......................     402,500           402,500           402,500                 402,500       402,500
Shareholders' Equity..............   1,974,496         1,838,240         1,338,458(g)            1,843,684     1,500,090
Cash Dividends Per Share..........          --                --                --                      --            --

---------------

(a) Includes $217.1 million related to a write-down in our investment in Universal and $15.4 million for a non-recurring charge related to a rationalization of our businesses in light of industry conditions. The net after tax impact of these charges was $156.2 million. Results in 2002 benefited from the non-amortization of goodwill. Goodwill amortization expense in 2001 was $39.5 million, or $36.9 million net of taxes.

(b) Includes $56.3 million, $43.0 million net of taxes, of impairment charges related to the merger of essentially all of our Compression Services Division into Universal.

(c) Includes $160.0 million, $104.0 million net of taxes, of merger and other charges relating to the merger between EVI and Weatherford Enterra and a reorganization and rationalization of our business in light of industry conditions.

(d) Includes $76.5 million of deferred tax provision associated with the deconsolidation of our Compression Services Division.

(e) Includes $347.1 million of our 6 5/8% Senior Notes due 2011, issued November 2001.

(f) Includes $910.0 million face amount of our Zero Coupon Convertible Senior Debentures, at the accreted discount amount of $509.2 million as of December 31, 2000, issued June 2000.

(g) Reflects the distribution of our Grant Prideco, Inc. subsidiary to holders of our common stock in April 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Effective June 26, 2002, Weatherford International Ltd., a Bermuda exempted company, became the parent holding company of Weatherford International, Inc. following a corporate reorganization. Each share of common stock of Weatherford International, Inc. automatically converted into the right to receive a common share of Weatherford International Ltd. Thus, the stockholders of Weatherford International, Inc. became the shareholders of Weatherford International Ltd. The reorganization has been accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to our consolidated amounts of assets, liabilities or shareholders' equity.

     Our business is conducted through three business segments: (1) Drilling and Intervention Services, (2) Completion Systems and (3) Artificial Lift Systems. In addition to these three segments, we historically operated a Compression Services Division and a Drilling Products Division. In February 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of Universal common stock, or approximately 45% of Universal's current common stock outstanding. On April 14, 2000, we distributed to our shareholders all of the outstanding shares of Grant Prideco, Inc., which held the operating assets used in our Drilling Products Division. As a result of this distribution, our Drilling Products Division is presented as discontinued operations in the accompanying financial statements.

     The following is a discussion of our market, financial condition and results of operations for the last three years. This discussion should be read in conjunction with our financial statements and notes thereto included in Item
8. Financial Statements and Supplementary Data. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section entitled "Forward-Looking Statements" located within
Item 1. Business.

     We acquire numerous companies every year and focus on integration efforts to realize the benefits each acquisition provides. We are unable to provide certain information regarding our results excluding the impact of acquisitions due to the integration of these acquisitions into our operations. Comparative revenue trends excluding acquisitions only exclude those acquisitions for which revenue information has been separately maintained.

MARKET TRENDS AND OUTLOOK

     Our businesses serve the oil and gas industry. All of our businesses are affected by changes in the worldwide demand for and price of oil and natural gas. Certain of our products and services, such as our well installation services and well completion services, are dependent on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our artificial lift systems, are dependent on production activity. We currently estimate approximately two-thirds of our continuing operations are reliant on drilling activity, with the remainder focused on production and reservoir enhancement activity.

     The following chart sets forth certain statistics reflective of historical market conditions:

                                                   HENRY HUB   NORTH AMERICAN   INTERNATIONAL
                                     WTI OIL(1)     GAS(2)      RIG COUNT(3)    RIG COUNT(3)
                                     -----------   ---------   --------------   -------------
2002...............................    $31.20       $4.789         1,204             753
2001...............................     19.84        2.570         1,185             747
2000...............................     26.80        9.775         1,497             703

---------------

(1) Price per barrel as of December 31 -- Source: Applied Reasoning, Inc.

(2) Price per MM/BTU as of December 31 -- Source: Oil World

(3) Average rig count for December -- Source: Baker Hughes Rig Count

     The demand for our products and services is cyclical due to the nature of the energy industry. Over the last several years, rig count fluctuated due to world economic and political trends that influence the supply and demand for energy, the price for oil and natural gas and the level of exploration and drilling for those commodities. The price of oil and natural gas has also been subject to much volatility. In the last three years, oil reached a high of $37.20 in September 2000 and a low of $17.45 in November 2001. Natural gas prices topped at $9.98 in December 2000 and bottomed at $1.83 in September 2001.

     Historically, the majority of worldwide drilling activity has been concentrated in North America. From mid-1999 through mid-2001, North American rig count improved steadily, peaking in the first quarter of 2001 at 1,717 rigs. The level of drilling and completion spending in North America also improved steadily for this same time period with an overall improvement greater than 100%. During the latter part of 2001 the rig count started to decline, and the decline continued through mid-2002 reaching a low in April 2002 of 845 rigs. Since mid-2002, the North American rig count has shown moderate signs of improvement and has remained relatively flat averaging 1,115 rigs. In 2002, the level of spending declined approximately 40% from 2001, returning to levels only marginally better than 1999. Despite improving oil and natural gas prices, the current low level of activity reflects customer uncertainty about the recovery of the economy and demand for energy. We expect activity to strengthen once our customers feel confident as to the sustainability of economic improvements and commodity prices for our industry.

     Over the last few decades, drilling and completion activity has grown faster in international markets than in North America. The international market experienced strong improvements in 2001 as compared to 2000 with an increase in annual average international rig count of 14% and all regions improving. In 2002, the annual average international rig count declined slightly. The decline was due to an 18% decline in Latin America, which was primarily related to Venezuela declining 37% and Argentina declining 31%. The economic and political uncertainty of these countries were the main drivers in their declines. The decline in Latin America was nearly offset by gains in the Middle East and Asia Pacific. The quarterly average rig count in the Middle East improved to 212 rigs in the fourth quarter of 2002, almost a 50% improvement since the first quarter of 2000 where the average rig count was 143. Asia Pacific experienced similar improvements with an increase of approximately 35% from the first quarter of 2000. International drilling and completion spending has steadily increased since 1999. The total spending in 2002 increased more than 50% from 1999's spending level. We believe the geological future of the industry is in the international markets due to the decline of activity in the North American oilfields and their mature age.

     In general, we expect the markets and our business strategies to affect our results as follows:

     North America. The markets in the U.S. are in the early stages of improvement. The level of inquiry and contractual bidding has recently started to rise. If historical leads and lags hold true, we expect to experience improvements in our U.S. business sometime in mid-to late 2003. We anticipate volume increases to be between 10 and 15 percent and we expect to increase pricing as volume increases. Canada is currently showing very strong performance in 2003 and is expected to continue to see improvements with the normal seasonal decline in the second quarter due to spring breakup. We anticipate improvements in volume in Canada of approximately 15%. We expect to see a 5 to 10 percent improvement in both the rig count in North America and the level of drilling and completion spending.

     Our Artificial Lift Systems Division is impacted by the volatility in North America, primarily related to the oil rig count. The revenues for this division are approximately 60% North American, with 30% in the U.S. and 30% in Canada. Due to the high dependency on Canadian activity, the length and severity of spring breakup will have a significant impact on this division. Our Drilling and Intervention Services Division and Completion Systems Division will also be impacted by improvements in North America. These divisions derived approximately 40% of their revenues from this region during 2002.

     International. Overall, we expect international activity to improve approximately 4% in 2003 compared to 2002. We anticipate we will experience 10% growth year-on-year, exhibiting the same or higher dollar sales per rig employed as shown historically. The largest expected increases in 2003 over 2002 are in the North Africa, Far East and Brazil and Mexico markets. In the latter part of 2002, we experienced declines in the UK North Sea region, Venezuela and Kazakhstan. We believe the activity in the UK has bottomed out and should remain flat through 2003 unless and until the UK government and the North Sea operators come to a mutually satisfactory agreement on taxation. When, and if they do, we believe UK activity will rise within six months of such an agreement. Additionally, due to the completion of a major consolidation of a number of our business segments in the UK North Sea, we believe when the UK cycle reverses itself we are positioned to take on incremental volume at higher incremental margins. The declines in Venezuela in the last half of the year are due to the continuing economic and political uncertainty which culminated in a strike in the fourth quarter of 2002. We expect the first quarter of 2003 to continue to deteriorate but should recover some for the balance of the year once a degree of normalcy returns to operations. Current operations were also impacted by activity in Kazakhstan, more specifically Chevron's Tengiz project, as the project was abruptly interrupted. This project officially restarted at the end of January, and our operations will resume by the end of April 2003.

     We expect our technology products to fuel much of the prospective performance in our international markets. In 2002, our technology products increased approximately 30% from their 2001 level. We expect growth from our expandable products in the upcoming year and beyond. We recently signed a $50 million two-year contract for Shell Malaysia for our expandable sand screens and announced a $34 million contract for Petrobras offshore projects in 2003 and 2004. In the first half of 2003, we anticipate the commercialization of our first expandable solids for well remediation. Recently, we successfully installed an all-hydraulic multi-zone completion system, under our intelligent well product line. This installation, in such a high-end downhole application, opens up a whole market for intelligent zonal isolation at an affordable cost. After working on the development and marketing of our underbalanced systems for two years, we are seeing the emergence of repeat business. For 2003, the growth in underbalanced services is likely to be the Middle East, Latin America and U.S. tight gas reservoirs. Overall, we expect revenues from our technology products to grow more than 50% from 2002 levels.

     Based on our market expectations and our business strategies, we project our 2003 diluted earnings per share to be in the range of $1.50 - $1.60.

     Overall, the level of market improvements for our businesses in 2003 will continue to be heavily dependent on the timing and strength of the recovery in the North American markets, our gains in market share outside North America and the acceptance of our new technologies. The speed and extent of any recovery in the North American markets is difficult to predict in light of continued economic uncertainty. In addition, the continued strength of the industry is uncertain and will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC (Organization of Petroleum Exporting Countries) and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operation is based upon our consolidated financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies we believe require management's most difficult, subjective or complex judgments and are the most critical to our reporting of results of operations and financial position are as follows:

  ACCOUNTS RECEIVABLE

     We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness as determined by our review of their current credit information. We continuously monitor collections and maintain a provision for estimated uncollectible accounts based upon our historical experience and any specific customer collection issues we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot give any assurances we will continue to experience the same credit loss rates we have in the past. The cyclical nature of our industry may affect our customers' operating performance and cash flows, which could impact our ability to collect on these obligations. In addition, many of our customers are located in certain international areas that are inherently subject to risks of economic, political and civil instabilities, which may impact our ability to collect these accounts receivable.

  EQUITY INVESTMENTS

     Our equity investments in unconsolidated subsidiaries primarily include our investment in Universal. We review our equity investments for impairment and record an adjustment when we believe the decline in fair value is other than temporary. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flows. In determining whether the decline is other than temporary we consider the cyclical nature of the industry in which the investment operates, its historical performance, its performance in relation to its peers and the current economic environment. During the third quarter of 2002, we determined the decline in fair value of Universal was other than temporary. We recorded a write-down in our investment of $217.1 million, $146.2 million net of taxes. We will continue to monitor the fair value of our investments for impairment and will record an adjustment if we believe a decline is other than temporary.

  BUSINESS COMBINATIONS AND GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

     Goodwill and intangible assets acquired in connection with business combinations represent the excess of consideration over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired, the fair value of liabilities assumed, as well as in determining the allocation of goodwill to the appropriate reporting unit.

     In accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets we no longer amortize goodwill and indefinite-lived intangible assets. We perform an impairment test for goodwill and indefinite-lived intangible assets annually, or earlier if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying value. Our impairment test for indefinite-lived intangible assets involves the comparison of the fair value of the intangible asset and its carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgements are required in the application of the fair value models. We have determined no impairment exists; however, if for any reason the fair value of our goodwill or that of any of our reporting units or the fair value of our intangible assets with indefinite lives declines below the carrying value in the future, we may incur charges for the impairment.

  LONG-LIVED ASSETS

     Long-lived assets, which include property, plant and equipment, definite-lived intangibles and other assets comprise a significant amount of our total assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows.

  SELF-INSURANCE

     We are self-insured up to certain levels for general liability, vehicle liability, group medical and for workers' compensation claims for certain of our employees. The amounts in excess of the self-insured levels are fully insured. We accrue for self-insurance accruals based on claims filed and an estimate for significant claims incurred but not reported. We regularly review estimates of reported and unreported claims and provide for losses through insurance reserves. Although we believe adequate reserves have been provided for expected liabilities arising from our self-insured obligations, it is reasonably possible our estimates of these liabilities will change over the near term as circumstances develop.

  INCOME TAXES

     We provide for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. We operate in various legal forms and in numerous taxing jurisdictions. As a result, changes in tax laws and our level of operations or profitability in each taxing jurisdiction could impact the amount of income tax expense we provide during any given year.

  VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

     We record a valuation allowance to reduce our deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future. This requires us to use estimates and make assumptions regarding significant future events such as the taxability of entities operating in the various taxing jurisdictions.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     The following charts contain selected financial data comparing our results from operations for 2002 and 2001:

  Comparative Financial Data

                                                                    YEAR ENDED
                                                             -------------------------
                                                                2002           2001
                                                             ----------     ----------
                                                              ($ IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Revenues...................................................  $2,328,930     $2,328,715
Gross Profit %.............................................        32.1%          36.4%
Research and Development...................................  $   79,586     $   50,777
Selling, General and Administrative Attributable to
  Segments.................................................     349,528        368,345
Corporate General and Administrative.......................      44,097         39,669
Operating Income...........................................      65,387(a)     409,474
Net Income (Loss)..........................................      (6,030)(a)    214,651
Net Income (Loss) Excluding Goodwill Amortization, Net of
  Taxes....................................................      (6,030)(a)    251,543
Income (Loss) per Diluted Share............................       (0.05)          1.76
Income (Loss) per Diluted Share Excluding Goodwill
  Amortization, Net of Taxes...............................       (0.05)          2.04
Depreciation and Amortization..............................     214,918        208,129

---------------

(a) Includes $217.1 million related to a write-down in our investment in Universal and $15.4 million for a non-recurring charge related to a rationalization of our businesses in light of industry conditions. The net after tax impact of these charges was $156.2 million.

  Sales by Geographic Region

                                                              YEAR ENDED
                                                              -----------
                                                              2002   2001
                                                              ----   ----
REGION:
  U. S......................................................   33%    41%
  Canada....................................................   14     14
  Latin America.............................................    9     11
  Europe and West Africa....................................   19     15
  Middle East and North Africa..............................   12      9
  Asia Pacific..............................................   13     10
                                                              ---    ---
     Total..................................................  100%   100%
                                                              ===    ===

     A discussion of our results for 2002 as compared to 2001 is as follows:

     - Consolidated revenues were flat year over year. The incremental revenues from our technology products, specifically our underbalanced drilling services, expandables and intelligent completions, and acquisitions were offset by the impact of deteriorated market conditions, primarily in the U.S. The impact of these factors is as follows:

      - Our technology products increased approximately $60 million. Our technology products have grown to contribute 11.8% of consolidated revenue compared to 9.2% in 2001.

      - Our international revenues improved 18.0% compared to a relatively flat average annual international rig count. Technology product sales and acquisitions contributed to the increase. Our acquisitions contributed more than $107 million to our international revenue growth. Most regions experienced significant gains led by the Middle East and North Africa region where revenues improved nearly 30%, excluding the impact of acquisitions.

      - Our North American revenues decreased 14.6%. We were negatively impacted by a decline of 26.9% in the average annual rig count, which more than offset incremental contributions of more than $85 million from acquisitions.

     - Gross profit percentage decreased from 36.4% in 2001 to 32.1% in 2002, primarily due to lower volumes and pricing pressures in a depressed U.S. market and a shift in our product mix.

     - Research and development expenses increased 56.7% primarily due to costs incurred to develop our technology-related product lines. We continue to focus on investing in the development of technology-based products that considerably improve the drilling and exploration process through increased efficiency.

     - Selling, general and administrative expenses attributable to the segments decreased as a percentage of revenue from 15.8% in 2001 to 15.0% in 2002. This decrease is primarily related to the non-amortization of goodwill in 2002, partially offset by an increase in intangible amortization in 2002. Goodwill amortization attributable to segments in 2001 was $36.1 million.

     - Corporate general and administrative expense increased $4.4 million from 2001 due to $4.5 million of transaction costs related our corporate reorganization.

     - In 2002, our interest expense increased $11.5 million from 2001 primarily due to a full year of interest for our $350 million 6 5/8% Senior Notes issued in November of 2001, partially offset by the incremental benefit generated by our interest rate swaps on our $200 million 7 1/4% Senior Notes and lower interest rates on floating rate debt.

     - In 2002, our other income increased $7.2 million primarily due to an increase in voluntary sales of assets and sales of businesses of $11.4 million.

     - Our effective tax rate on net income in 2002, excluding the impact of the non-recurring charge and write-down in our investment in Universal was approximately 32.3% compared to 36.3% in 2001. The change is primarily due to the impact of non-amortization of goodwill on earnings before tax in 2002, benefits of our corporate reorganization and the favorable settlement of several audits in various taxing jurisdictions.

  Segment Results

     DRILLING AND INTERVENTION SERVICES

     Our Drilling and Intervention Services Division experienced a decline in total revenue by approximately 5%, despite strong improvements in international revenue and contributions from acquisitions. In the fourth quarter of 2001, the U.S. market started to weaken and we experienced the beginnings of lower volume and pricing pressures which continued throughout 2002. This division, which derived 45% of its revenues from the U.S. in 2001, experienced a decline in U.S. revenues of 28% in 2002 compared to 2001 excluding the benefits of acquisitions. This market-led decline impacted this division's revenues and overall profitability due to lower volumes to cover fixed costs and lower pricing. On an international basis, our Drilling and Intervention Services Division experienced improvements in nearly all markets, particularly in the Middle East and North Africa region.

     This division's results also benefited from acquisitions in 2002. In the fourth quarter of 2002 we acquired Clearwater International based in Pennsylvania. This acquisition provides our Drilling and Intervention Services Division with key proprietary products and fluid technology for its underbalanced drilling services as well as it's pipeline and specialty services business. We also acquired other small entities in 2002, which benefited this division along with the full year incremental revenues from our 2001 acquisitions integrated into this division. Acquisitions contributed more than $50 million in incremental revenue in 2002, $17 million in North America and $33 million internationally.

     The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for 2002 and 2001:

                                                                    YEAR ENDED
                                                             -------------------------
                                                                2002           2001
                                                             ----------     ----------
                                                                 ($ IN THOUSANDS)
Revenues...................................................  $1,269,883     $1,340,140
Gross Profit %.............................................        30.7%          37.6%
Research and Development...................................  $   26,590     $   24,321
Selling, General and Administrative........................     141,667        160,135
Operating Income...........................................     219,041(a)     320,092

---------------

(a) Includes $2.0 million of non-recurring charges related to severance and asset impairment.

     - In 2002, this division's revenues decreased 5.2% from 2001 levels. International revenues improved 16.1% compared to a decline of 1.7% in the average annual rig count. Excluding the impact of acquisitions, gains were primarily made in the Middle East and North Africa region, 31.1%, and the Asia Pacific region, 29.8%. North American revenues declined $174.0 million, or 25.0% due to an average annual rig count decline of 26.9%.

     - Gross profit as a percentage of revenue declined from 37.6% in 2001 to 30.7% in 2002 primarily due to pricing pressures and lower volumes in the U.S. market as well as a change in product mix. This division was also impacted by the deterioration in the United Kingdom related to E&P tax disputes between the UK government and the North Sea operators and the decline in Venezuelan activity.

     - Selling, general and administrative expenses decreased as a percentage of revenues from 11.9% in 2001 to 11.2% in 2002. The decline primarily relates to the non-amortization of goodwill in 2002, partially offset by costs associated with the expansion of our underbalanced services infrastructure. Goodwill amortization expense in 2001 was $15.2 million.

     COMPLETION SYSTEMS

     Our Completion Systems Division's revenues improved approximately 5% in 2002 compared to 2001. The improvement was from higher technology product sales and the incremental revenue contributions from acquisitions integrated into this division. Johnson Screens, acquired in November 2001, was the primary source of incremental revenue related to acquisitions. Johnson is a global provider of screens for the fluid-solid separation process including the recently introduced Excelflo(TM) premium screen line and the Super Flo(TM), Super Weld(R) and Thin Pack(TM) screens for oil and gas production.

     In the last half of 2002, this division pulled its 5 1/2 inch expandable sand screen product off of the market for a re-engineering adjustment. The product was off the market for the whole third quarter of 2002 and it was reintroduced during the fourth quarter. All subsequent installations have been performed with 100% success. This re-engineering affected both the sales of the expandables and the associated pull-through sales of its core completion products. The lower activity levels, coupled with the lower pull-through sales in the second half of the year, resulted in core completion products experiencing an overall decline in sales, with the exception of conventional oil and gas screens which benefited from the acquisition of Johnson.

     The following chart sets forth data regarding the results of our Completion Systems Division for 2002 and 2001:

                                                                   YEAR ENDED
                                                              ---------------------
                                                                2002         2001
                                                              --------     --------
                                                                ($ IN THOUSANDS)
Revenues....................................................  $366,564     $350,685
Gross Profit %..............................................      32.1%        33.6%
Research and Development....................................  $ 44,984     $ 22,327
Selling, General and Administrative.........................    68,487       69,511
Operating Income (Loss).....................................    (2,367)(a)   25,880

---------------

(a) Includes $6.4 million of non-recurring charges related to severance and asset impairment.

     - Revenue for 2002 increased $15.9 million, or 4.5%, from 2001 levels. Our international revenues excluding acquisitions, improved 1.9% compared to an average annual rig count reduction of 1.7%. The Middle East and North Africa region experienced gains of 27.3%, nearly offset by declines in Asia Pacific and Latin America. Excluding acquisitions, revenues in North America decreased 16.9% compared to an average annual rig count reduction of 26.9%. Acquisitions contributed more than $38 million, $24 million internationally and $14 million in North America.

     - Research and development expenses more than doubled in 2002 compared to 2001. The increase reflects the focus on the development of new technology-related product lines, specifically expandables and intelligent completion.

     - Selling, general and administrative expenses as a percentage of revenue decreased to 18.7% in 2002 from 19.8% in 2001 primarily due to the non-amortization of goodwill in 2002, offset by an increase in the intangible amortization. Goodwill amortization expense for 2001 was $10.5 million and the incremental intangible amortization in 2002 was $7.6 million.

     ARTIFICIAL LIFT SYSTEMS

     Our Artificial Lift Systems Division was stronger in 2002 as compared to 2001 primarily due to the incremental revenues associated with the late 2001 acquisitions integrated into this division and gains made internationally. Acquisitions contributed more than $105 million in revenue, primarily related to the non-oil and gas screens businesses from our acquisition of Johnson. This division's lift systems revenues declined 17%
due to the decline in the North American markets, where it derives more than 70% of this form of revenue. Lift systems include reciprocating rod lift, gas lift, progressing cavity pumps, electric submersible pumps and hydraulic pumps.

     The following chart sets forth data regarding the results of our Artificial Lift Systems Division for 2002 and 2001:

                                                                   YEAR ENDED
                                                              ---------------------
                                                                2002         2001
                                                              --------     --------
                                                                ($ IN THOUSANDS)
Revenues....................................................  $692,483     $610,951
Gross Profit %..............................................      34.7%        36.1%
Research and Development....................................  $  8,012     $  4,043
Selling, General and Administrative.........................   139,374      134,148
Operating Income............................................    85,464(a)    82,240

---------------

(a) Includes $7.2 million of non-recurring charges related to severance and asset impairment.

     - Revenues increased 13.3%, or decreased 4.1% excluding incremental revenues from acquisitions, in 2002 compared to 2001. North American revenues excluding the impact of acquisitions decreased 8.7% compared to an annual average rig count reduction of 26.9%. International revenues on the same basis improved 5.1%, while the annual average international rig count declined slightly. Revenues in the Eastern Hemisphere improved more than $25 million, partially offset by declines in Latin America of nearly $15 million.

     - Gross profit as a percentage of revenue decreased from 36.1% in 2001 to 34.7% in 2002, primarily due to product mix and pricing pressures in the depressed U.S. market.

     - Selling, general and administrative expenses as a percentage of revenue declined from 22.0% in 2001 to 20.1% in 2002 primarily due to the non-amortization of goodwill in 2002. Goodwill amortization in 2001 was $9.5 million.

     NON-RECURRING AND ASSET IMPAIRMENT CHARGE

     During 2002, we recorded $15.4 million, $10.0 million net of taxes, in non-recurring and asset impairment charges related to a rationalization of our businesses in light of industry conditions. We undertook initiatives to rationalize our business in light of the lower activity levels and the continued economic uncertainty. Initiatives approved during 2002 included a reduction in workforce, primarily in the United States, and closure of two facilities. The charge related to these initiatives is summarized by division in the following table and described in greater detail below:

                                                                       REVERSAL
                                                                        OF 2000
                                                         ASSET       NON-RECURRING
                                      SEVERANCE(1)   IMPAIRMENT(2)     CHARGE(3)      TOTAL
                                      ------------   -------------   -------------   --------
                                                          (IN THOUSANDS)
Drilling and Intervention
  Services..........................    $ 1,853        $    132         $    --      $  1,985
Completion Systems..................      4,810           1,580              --         6,390
Artificial Lift Systems.............      1,866           5,295              --         7,161
Corporate...........................         48           4,592          (4,739)          (99)
                                        -------        --------         -------      --------
Total...............................      8,577          11,599          (4,739)       15,437
  Utilized during 2002..............     (3,748)        (11,599)          4,739       (10,608)
                                        -------        --------         -------      --------
Balance as of December 31, 2002.....    $ 4,829        $     --         $    --      $  4,829
                                        =======        ========         =======      ========

---------------

(1) In accordance with our announced plan to terminate employees company-wide, we recorded severance and related costs for 849 specifically identified employees. As of December 31, 2002, 439 employees had been terminated with the remainder expected to be completed in the first half of 2003.

(2) The asset impairment primarily relates to the write-down of equipment and facilities which are held for sale as a result of the decline in market conditions. These assets, having a carrying amount of $7.7 million, have been reclassified in Other Current Assets on our Consolidated Balance Sheet as of December 31, 2002. We anticipate the assets will be sold by September 30, 2003.

(3) In 2000, we recorded a non-recurring charge of $56.3 million in connection with the merger of our Compression Services Division with Universal of which $4.7 million of estimated transaction costs were not incurred.

     IMPAIRMENT OF INVESTMENT IN UNIVERSAL

     On February 9, 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal in exchange for
13.75 million shares of Universal common stock, which approximated 48% of Universal's then outstanding shares. Following the merger, Universal, in an unrelated transaction, issued additional shares of common stock reducing our ownership to 45%. We retained part of the Compression Services Division, namely our Singapore-based GSI business, which is now consolidated within our Artificial Lift Systems Division, and $10.0 million in accounts receivable.

     In the third quarter of 2002, we recorded a write-down of our investment in Universal of $217.1 million as we determined that the decline in the market value was other than temporary. In connection with the reduction in the carrying value of this investment, we recognized a tax benefit of $70.9 million, reducing the deferred tax liability related to the difference between the book carrying value and the tax basis of the investment. As of December 31, 2002, our carrying value of our investment in Universal was $276.0 million and the market value of our ownership interest in Universal was $263.0 million. We currently do not believe that this decline in the market value is other than temporary.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     The following charts contain selected financial data comparing our results from continuing operations for 2001 and 2000:

  Comparative Financial Data

                                                                  YEAR ENDED
                                                           -------------------------
                                                              2001          2000
                                                           -----------   -----------
                                                               ($ IN THOUSANDS,
                                                           EXCEPT PER SHARE AMOUNTS)
Revenues.................................................  $2,328,715    $1,814,261
Gross Profit %...........................................        36.4%         32.3%
Research and Development.................................  $   50,777    $   42,950
Selling, General and Administrative Attributable to
  Segments...............................................     368,345       333,005
Corporate General and Administrative.....................      39,669        36,976
Operating Income.........................................     409,474       120,328(a)
Income (Loss) from Continuing Operations.................     214,651       (38,892)(a)(b)
Income (Loss) from Continuing Operations Excluding
  Goodwill Amortization, Net of Taxes....................     251,543        (4,614)(a)(b)
Income (Loss) per Diluted Share from Continuing
  Operations.............................................        1.76         (0.36)
Income (Loss) per Diluted Share from Continuing
  Operations Excluding Goodwill Amortization, Net of
  Taxes..................................................        2.04         (0.04)
Depreciation and Amortization............................     208,129       199,109

---------------

(a) Includes $56.3 million of impairment charges related to the merger of essentially all of our Compression Services Division into Universal. The net after tax impact of these charges was $43.0 million.

(b) Includes $76.5 million of deferred tax liability associated with the difference between our book basis in our Compression Services Division and the tax basis of the common stock of Universal received in connection with the merger of our Compression Services Division into Universal.

  Sales by Geographic Region

                                                              YEAR ENDED
                                                              -----------
                                                              2001   2000
                                                              ----   ----
REGION:
  U.S.......................................................   41%    44%
  Canada....................................................   14     20
  Latin America.............................................   11     10
  Europe and West Africa....................................   15     11
  Middle East and North Africa..............................    9      8
  Asia Pacific..............................................   10      7
                                                              ---    ---
     Total..................................................  100%   100%
                                                              ===    ===

     Our results from continuing operations for 2001 as compared to 2000 were affected by the following specific items:

     - Excluding the results of our Compression Services Division, revenues increased $722.4 million, or 45.7%, from 2000 levels. This incremental revenue is the result of improved market conditions, pricing initiatives, acquisitions and new technology product lines. The impact of these factors is as follows:

      - Our North American revenues improved 30.9%, reflecting the benefits of an increased average annual rig count of 18.8% and contributions of more than $57 million from 2001 acquisitions.

      - Our international revenues improved 68.9% compared to an average annual international rig count increase of 14.9%. Our 2001 acquisitions contributed more than $107 million to our international revenue growth. All geographic regions experienced strong gains, particularly Asia Pacific, where revenues excluding acquisitions grew 87.4%.

      - Our technology product lines, including underbalanced services, expandables and intelligent completion, increased $114.8 million.

     - Gross profit percentage increased from 32.3% in 2000 to 36.4% in 2001, primarily due to volume and pricing gains in all of our divisions.

     - Selling, general and administrative expenses attributable to the segments decreased as a percentage of revenue from 18.4% in 2000 to 15.8% in 2001. This decrease is primarily attributable to a higher revenue base, which was partially offset by an increase in selling and marketing expenses of $11.2 million.

     - Corporate general and administrative expense increased $2.7 million from 2000; however, it remained relatively flat as a percentage of revenue on a year over year basis.

     - Our equity in earnings in 2001 increased $18.1 million from 2000 due to our investment in Universal.

     - In 2001, our interest expense increased $14.7 million from 2000 due to a full year of amortization of original issue discount on our Zero Coupon Convertible Senior Debentures and higher average short-term borrowings mitigated by lower average interest rates.

     - Our effective tax rate on income from continuing operations for 2001 and 2000, excluding the impact of the charges recorded related to the merger of our Compression Services Division into Universal, was approximately 36.3%.

  Segment Results

     DRILLING AND INTERVENTION SERVICES

     The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for 2001 and 2000:

                                                                   YEAR ENDED
                                                              ---------------------
                                                                 2001        2000
                                                              ----------   --------
                                                                ($ IN THOUSANDS)
Revenues....................................................  $1,340,140   $884,170
Gross Profit %..............................................        37.6%      35.8%
Research and Development....................................  $   24,321   $ 18,866
Selling, General and Administrative.........................     160,135    127,621
Operating Income............................................     320,092    169,836

     - In 2001, this division's revenues improved 51.6% from 2000 levels. North American revenues were impacted by an average annual rig count increase of 18.8% and improved technology revenues from our underbalanced services of $23.7 million. International revenues improved 73.5%, reflecting the benefits of the 14.9% average annual rig count improvement, contributions from acquisitions of more than $80 million and the international growth of our underbalanced services of almost $50 million.

     - Gross profit as a percentage of revenue increased primarily due to pricing initiatives put into place in the second half of 2000 and in the first quarter of 2001 and higher utilization of assets.

     - Selling, general and administrative expenses decreased as a percentage of revenues from 14.4% in 2000 to 11.9% in 2001. The decrease primarily reflects a higher revenue base, which was partially offset by increased selling costs attributable to the higher sales. We also incurred $5.3 million of additional goodwill and intangible amortization expense for this division.

     COMPLETION SYSTEMS

     The following chart sets forth data regarding the results of our Completion Systems Division for 2001 and 2000:

                                                                  YEAR ENDED
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Revenues....................................................  $350,685   $218,040
Gross Profit %..............................................      33.6%      28.7%
Research and Development....................................  $ 22,327   $ 12,832
Selling, General and Administrative.........................    69,511     57,572
Operating Income (Loss).....................................    25,880     (7,908)

     - Revenue for 2001 increased $132.6 million, or 60.8%, from 2000 levels. Revenues in North America increased $55.2 million due to an average annual rig count increase of 18.8% and contributions from acquisitions of more than $11 million. Our international revenues, excluding expandables and acquisitions, improved 31.0%. The average annual international rig count increase of 14.9%, increased expandables revenue of $40.7 million and revenues from acquisitions of more than $4.5 million all contributed to the incremental international revenue.

     - Gross profit as a percentage of revenue increased from 28.7% in 2000 to 33.6% in 2001 due to pricing initiatives, higher throughput in the manufacturing facilities and product mix.

     - Selling, general and administrative expenses as a percentage of revenue decreased to 19.8% in 2001 from 26.4% in 2000 primarily due to a higher revenue base, which was partially offset by higher employee costs associated with our efforts to expand this division.

     ARTIFICIAL LIFT SYSTEMS

     The following chart sets forth data regarding the results of our Artificial Lift Systems Division for 2001 and 2000:

                                                                  YEAR ENDED
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Revenues....................................................  $610,951   $477,216
Gross Profit %..............................................      36.1%      33.6%
Research and Development....................................  $  4,043   $ 10,089
Selling, General and Administrative.........................   134,148    108,485
Operating Income............................................    82,240     41,569

     - Revenues increased 28.0% primarily due to acquisitions, increased volume and pricing initiatives. Our 2001 acquisitions contributed close to $67 million. Excluding acquisitions, our U.S. revenue improved 23.7% and Asia Pacific revenue more than doubled.

     - Gross profit as a percentage of revenue improved 7.4% from 2000, primarily due to pricing initiatives and product mix.

     - Selling, general and administrative expenses as a percentage of revenue declined from 22.7% in 2000 to 22.0% in 2001 primarily due to a higher revenue base and the rationalization of distribution centers, which was partially offset by increased selling costs associated with the incremental revenues.

     COMPRESSION SERVICES AND THE UNIVERSAL TRANSACTION

     In connection with the merger with Universal, we recorded impairment charges in 2000 of $56.3 million, $43.0 million after taxes, and provided for deferred taxes of $76.5 million due to the exchange of a consolidated subsidiary for an equity method investment. The impairment charge reflects the difference between the estimated fair value of net assets held for sale and the net book value of our Compression Services Division assets, less estimated costs to sell. The estimated fair value of assets held for sale was determined using quoted market prices and estimated selling prices. Concurrent with the transaction, we paid GE Capital $206.5 million for its 36% ownership in the joint venture in which our Compression Services Division operated.

     We also entered into a Registration Rights Agreement in connection with the merger with Universal, pursuant to which we were granted certain demand and piggyback registration rights for our shares of Universal common stock. Pursuant to the terms of the merger agreement, we also appointed three members to Universal's Board of Directors. As long as we own at least 20% of Universal's outstanding common stock, we have the right to designate three board members. If our ownership interest falls below 20%, we may designate only two directors to serve on Universal's Board of Directors. As of December 31, 2002, we had appointed three of Universal's eight board members, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer.

     During 2000, our Compression Services Division contributed $234.8 million in revenue. Including $37.8 million of the charge recorded in 2000, this division reported an operating loss of $9.6 million during 2000. During 2001, up to the merger date, our Compression Services Division contributed $26.9 million of revenues and an operating loss of $0.6 million. Subsequent to the merger, we began recording equity in earnings of unconsolidated affiliates based on our portion of Universal's net income. The difference between the cost basis of our investment and the fair value in the net assets of Universal at the time of the merger was $152.5 million and was amortized during 2001 on a straight-line basis with a 40-year life through equity in earnings of unconsolidated affiliates.

DISCONTINUED OPERATIONS

     Our discontinued operations consist of our Grant Prideco Drilling Products Division, which was spun-off to our shareholders in April 2000. We had a loss from discontinued operations, net of taxes, for the period ended April 14, 2000 of $3.5 million. Included in this loss was $1.0 million of transaction costs, net of taxes.

LIQUIDITY AND CAPITAL RESOURCES

  HISTORICAL CASH FLOWS

     Our historical cash flows for the two years ended December 31, 2002 were as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                                (IN MILLIONS)
Net Cash Provided by Continuing Operations..................  $ 269.8   $ 249.0
Acquisition of Businesses, Net of Cash Acquired.............   (111.8)   (423.2)
Capital Expenditures........................................   (268.7)   (339.4)
Buyout of Minority Interest.................................       --    (206.5)
Borrowings, Net of Repayments...............................     63.5     611.7
Other Investing Activities..................................    (24.3)     29.7
Other Financing Activities and Effect of Exchange Rates.....     31.5      13.7
                                                              -------   -------
  Net Use of Cash...........................................  $ (40.0)  $ (65.0)
                                                              =======   =======

  SOURCES OF LIQUIDITY

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

     Cash flow from operations is expected to be our primary source of liquidity in 2003. We anticipate cash flows from operations, combined with existing credit facilities, will provide sufficient capital resources and liquidity to manage our operations, meet debt obligations and fund projected capital expenditures. However, we are continually reviewing acquisitions in our markets. Depending on the size and timing of an acquisition, we could require additional capital in the form of either debt, equity or both.

     The following summarizes our borrowings and availability on our short-term financing facilities.

                                                                                LETTERS
                                                                               OF CREDIT
                                      FACILITY    EXPIRATION     DRAWN AS OF     AS OF
SHORT-TERM FINANCING FACILITIES        AMOUNT        DATE         12/31/02     12/31/02    AVAILABILITY
-------------------------------       --------    ----------     -----------   ---------   ------------
                                                                (IN MILLIONS)
2001 Revolving Credit Facility(1)...   $250.0       April 2004     $124.9        $  --        $125.1
1998 Revolving Credit Facility(1)...    250.0         May 2003      150.0         36.8          63.2
Asset Securitization Facility(2)....     75.0    December 2003       68.9           --            --

---------------

(1) Banking Facilities

     In April 2001, we entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. Interest accrues at a variable rate based on the borrower's applicable Eurocurrency rate.

     In May 1998, we put in place a five-year unsecured revolving credit facility that allows us to borrow up to $200.0 million in our U.S. credit facility and up to $50.0 million in our Canadian credit facility. Borrowings under this facility bear interest at a variable rate based on the U.S. prime rate or LIBOR. We are pursuing alternative financing prior to the May 2003 expiration of this facility.

     Our credit facilities contain customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. The covenants apply to Weatherford International Ltd., the guarantor of these obligations. We are in compliance with all covenants set forth in the credit facilities. The committed revolving credit facilities do not contain any provision which makes their availability dependent upon our credit ratings, however, the interest rates are dependent upon the credit rating of our long-term senior debt.

     We also have unsecured short-term borrowings with various institutions pursuant to uncommitted facilities. At December 31, 2002, we had $75.3 million in unsecured short-term borrowings outstanding under these arrangements with interest rates ranging from 1.50% to 13.50%. Our weighted average interest rate for our unsecured short-term borrowings was 3.56% during 2002.

(2) Asset Securitization

     In 2001, we entered into an agreement with a financial institution to sell, on a continuous basis, an undivided interest in a specific pool of our current domestic accounts receivables. Pursuant to this agreement, we periodically sell certain trade accounts receivable to a wholly-owned bankruptcy-remote subsidiary. The subsidiary was formed to purchase accounts receivable and, in turn, sell participating interests in such accounts receivable to a financial institution. The sale of participating interests is limited to a percentage of receivables sold to the subsidiary. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the related receivables are removed from the Consolidated Balance Sheets and the subsidiary records a retained interest for the amount of receivables sold in excess of cash received. Our retained interest in the receivables pool is valued based on the recoverable value. We have retained servicing responsibilities and a subordinated interest in the receivables sold. There is no recourse against us for failure of debtors to pay when due on account of debtor's bankruptcy or inability to pay, and our retained interest in the receivables pool is subordinate to the investors' interests. We are permitted to securitize up to $75.0 million under this agreement. If our credit rating falls below BBB- from Standard & Poor's or Baa3 from Moody's, the financial institution has no further obligation to purchase our accounts receivable. We currently pay a program fee on participating interests at a variable rate based on the financial institution's commercial paper rate plus other fees. This agreement has been extended through December 2003.

  CONTRACTUAL OBLIGATIONS

     The following summarizes our contractual cash obligations and contingent commitments.

                                                               PAYMENTS DUE BY PERIOD
                                               ------------------------------------------------------
                                                          LESS THAN                            AFTER
OBLIGATIONS AND COMMITMENTS                     TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
---------------------------                    --------   ---------   ---------   ---------   -------
                                                                   (IN MILLIONS)
Short-term Debt(1)...........................  $  350.2    $ 350.2     $    --     $    --    $   --
Noncancellable Operating Leases..............     143.5       24.3        35.4        25.5      58.3
Senior Notes(2)..............................     550.0         --          --       200.0     350.0
Other Long-term Debt(3)......................      24.1       10.3         7.7         2.7       3.4
                                               --------    -------     -------     -------    ------
Total Contractual Cash Obligations...........  $1,067.8    $ 384.8     $  43.1     $ 228.2    $411.7
                                               ========    =======     =======     =======    ======
Letters of Credit(4).........................  $   79.6    $  68.2     $   8.1     $   1.6    $  1.7

---------------

(1) Short-term Debt

     At December 31, 2002, we had $274.9 million in borrowings under revolving credit facilities and $75.3 million in unsecured short-term borrowings outstanding under the uncommitted facilities.

(2) Senior Notes and Derivative Instruments

     On November 16, 2001, we issued $350.0 million Senior Notes due November 15, 2011. Interest on the 6 5/8% Senior Notes is payable semi-annually on May 15 and November 15.

     We have outstanding $200.0 million of publicly traded 7 1/4% Senior Notes due May 15, 2006. Interest on the 7 1/4% Senior Notes is payable semi-annually on May 15 and November 15. During 2002, we had two interest rate swap agreements to reduce the exposure on our $200.0 million Senior Notes. The objective of the swaps was to protect the debt against changes in fair value and to take advantage of the interest rates then available. In October 2002, we terminated both swap agreements and received $13.9 million in cash as settlement. The cash received was recorded against the fair value of the agreements at the time of settlement and the resulting gain will be amortized over the remaining life of the 7 1/4% Senior Notes as a reduction to interest expense.

(3) Other Long-term Debt

     As of December 31, 2002, we had various other debt outstanding of $24.1 million, primarily related to foreign bank and other debt and capital leases.

(4) Letters of Credit

     We also execute letters of credit in the normal course of business. While these obligations are not normally called, it should be noted that these obligations could be called at anytime prior to the expiration date. The letters of credit classified as due after five years do not have a maturity date.

  Other Commitments

     In connection with the corporate reorganization, Weatherford International Ltd. fully and unconditionally guaranteed the following obligations of Weatherford International, Inc.: (1) the three-year multi-currency revolving credit facility, (2) the five-year unsecured credit agreement, (3) the 7 1/4% Senior Notes, (4) the 6 5/8% Senior Notes, (5) the Zero Coupon Debentures and
(6) the Convertible Preferred Debentures. In addition, we and Weatherford International, Inc. fully and unconditionally guaranteed certain domestic subsidiaries' performance obligations relating to the asset securitization, including their payment obligations.

  Capital Expenditures

     Our capital expenditures for 2002 were $268.7 million and primarily related to our new technologies, drilling equipment, fishing tools and tubular service equipment. During 2002, we received proceeds of approximately $21 million from tools lost down hole. Capital expenditures in 2003 are expected to be approximately $250.0 million, of this amount approximately $125 million is for betterments and improvements and $125 million is for growth.

  Shell License

     On February 28, 2002, we issued a warrant to purchase approximately 3.2 million of our common shares at $60 per share, with a nine-year exercisable life beginning one year after the issue date. The warrant holder may exercise the warrant and settlement may occur through physical delivery, net share settlement, net cash settlement or a combination thereof. The warrant also may be converted into common shares at any time after the third anniversary of the issue date. We issued these warrants to Shell as partial consideration for a worldwide license to Shell Technology Ventures' expandable technology. Expandable technology refers to both slotted and solid expandables, related tools and accessories and specialized expansion systems. Under the terms of the agreement, we received a global license to Shell's existing and future expandable tubular intellectual property and immediate access to the U.S. market for use of our Completion Systems Division's Expandable Sand Screen (ESS(TM)) system. Additional consideration includes $65.0 million in cash and a $20.0 million promissory note which was paid in December 2002. We also received a 50% reduction in the royalty rate we historically paid for Shell licensed technology sales. The license is being amortized over the life of the agreement, which is 17 years.

     In addition to the aforementioned cash obligations, we have contractual obligations related to our debentures, which may be settled in cash, equity or a combination thereof as follows:

  Zero Coupon Convertible Senior Debentures

     On June 30, 2000, we completed the private placement of $910.0 million face amount of our Zero Coupon Convertible Senior Debentures. These debentures were issued at $501.6 million providing the holders with an annual 3% yield to maturity. As of December 31, 2002, the accreted amount was $540.4 million.

     Holders may convert the Zero Coupon Convertible Senior Debentures into our common shares at any time before maturity at a conversion rate of 9.9970 shares per $1,000 principal amount at maturity or an initial conversion price of $55.1425 per common share. The effective conversion price will increase as the accreted value of the Zero Coupon Convertible Senior Debentures increases. We may redeem the Zero Coupon Convertible Senior Debentures on or after June 30, 2005 at the accreted amount at the time of redemption as provided for in the indenture agreement. The holders also may require us to repurchase the Zero Coupon Convertible Senior Debentures on June 30, 2005, June 30, 2010 and June 30, 2015 at the accreted amount. The accreted value will be $582.2 million, $675.6 million and $784.1 million as of June 30, 2005, 2010 and 2015, respectively. We may, at our election, repurchase the debentures in cash, common shares or a combination thereof. The Zero Coupon Convertible Senior Debentures are unsecured, ranking equal in right of payment with all other unsecured and unsubordinated indebtedness and will rank senior to any future subordinated indebtedness.

  Convertible Preferred Debentures

     In November 1997, we sold $402.5 million principal amount of our 5% Convertible Subordinated Preferred Equivalent Debentures due 2027. The Convertible Preferred Debentures bear interest at an annual rate of 5%, paid quarterly starting February 1, 1997, and are convertible into our common shares. The conversion rate, as adjusted for our spin-off of Grant Prideco, is $53.34 per share.

     We have the right to redeem the Convertible Preferred Debentures at redemption prices provided for in the indenture. The Convertible Preferred Debentures are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and all future senior indebtedness. We also have the right, but have not exercised such right, to defer payments of interest on the Convertible Preferred Debentures by extending the quarterly interest payment period for up to 20 consecutive quarters at any time when we are not in default in the payment of interest.

RELATED PARTY AGREEMENTS

     Our Chairman, President and Chief Executive Officer is also the Chairman of the Board of Directors of Grant Prideco. In addition, four of our directors serve on both our and Grant Prideco's Boards of Directors. In connection with the April 2000 spin-off of Grant Prideco, we entered into a preferred customer agreement pursuant to which we agreed, for a three-year period, to purchase at least 70% of our requirements of drill stem products from Grant Prideco. The price for those products will be at a price not greater than that which Grant Prideco sells to its best similarly situated customers. We are entitled to apply against our purchases a drill stem credit of $30.0 million, subject to a limitation of the application of the credit to no more than 20% of any purchase. As of December 31, 2002, we had $16.9 million remaining of the drill stem credit.

NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. We do not anticipate the adoption of SFAS No. 143 as of January 1, 2003, will have a material effect on our consolidated financial statements.

     Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. The adoption of SFAS No. 144 did not have an impact on our consolidated financial statements. During 2002, we sold three businesses. We determined that the discontinued operations provisions of SFAS No. 144 did not apply to these transactions as neither the proceeds from the sale nor the business' financial position or results of operations were material.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We do not believe the adoption of this statement will have a material impact on our consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred as opposed to when the entity commits to an exit plan under Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. We plan to adopt the standard as of the effective date and will implement its provisions on a prospective basis.

     In November 2002, FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45") was issued. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligation under certain guarantees that is has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. We do not expect FIN No. 45 to have a material effect on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods ending after December 15, 2002. The adoption of SFAS No. 148 did not have an effect on our financial position, results of operations, or cash flows.

     In January 2003, FIN No. 46, Consolidation of Variable Interest Entities ("FIN No. 46") was issued. FIN No. 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 applies to variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 to variable interest entities created before February 1, 2003. The related disclosure requirements are effective immediately. We are currently evaluating the impact this interpretation will have on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are currently exposed to market risk from changes in foreign currency and changes in interest rates. A discussion of our market risk exposure in financial instruments follows.

FOREIGN CURRENCY EXCHANGE RATES

     Because we operate in virtually every oil and gas exploration and production region in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. Although most of our international revenues are denominated in the local currency, the effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations are also generally denominated in the same currency.

     Assets and liabilities of which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive loss in the shareholders' equity section on our Consolidated Balance Sheets. Approximately 30.0% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $29.3 million adjustment to our equity account for the year ended December 31, 2002 to reflect the net impact of the strengthening in various foreign currencies against the U.S. dollar.

INTEREST RATES

     We are subject to interest rate risk on our long-term fixed interest rate debt and, to a lesser extent, variable-interest rate borrowings. Our long-term borrowings subject to interest rate risk primarily consist of the $350.0 million principal of the 6 5/8% Senior Notes due 2011, $200.0 million principal of the 7 1/4% Senior Notes due 2006, the $402.5 million principal of the 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 and the $910.0 million Zero Coupon Senior Convertible Debentures due 2020. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate to increase or decrease, and thus increase or decrease the amount required to refinance the debt. As of December 31, 2002 and 2001, the fair value of the 6 5/8% Senior Notes was $383.4 million and $332.5 million, respectively. The fair value of the 7 1/4% Senior Notes was $222.8 million and $209.5 million as of December 31, 2002 and 2001, respectively. The fair value of both Senior Notes is principally dependent on changes in prevailing interest rates. As of December 31, 2002 and 2001, the fair market value of the Convertible Preferred Debentures was $385.8 million and $347.1 million, respectively, and the fair market value of the Zero Coupon Convertible Debentures was $588.1 million and $534.5 million, respectively. The fair value of the Convertible Preferred Debentures and the Zero Coupon Debentures are principally dependent on both prevailing interest rates and our current share price as it relates to the conversion price of $53.34 per common share and $55.1425 per common share, respectively.

     We have various other long-term debt instruments but believe that the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $350.2 million at December 31, 2002 and $163.5 million at December 31, 2001 approximate fair market value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   42
Report of Independent Public Accountants....................   43
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   44
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 2002...............   45
Consolidated Statements of Shareholders' Equity for each of
  the three years in the period ended December 31, 2002.....   46
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2002...............   47
Notes to Consolidated Financial Statements..................   48
Financial Statement Schedule II:
  Valuation and Qualifying Accounts and Allowances..........   86

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Weatherford International Ltd.

     We have audited the accompanying consolidated balance sheets of Weatherford International Ltd., the successor of Weatherford International, Inc., and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the accompanying financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of Weatherford International, Inc. as of December 31, 2000 and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 16, 2001.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weatherford International Ltd. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") in 2002.

     As discussed above, the financial statements of Weatherford International, Inc. as of December 31, 2000, and for the year then ended were audited by other auditors who have ceased operations. As described in Notes 1 and 10, these financial statements have been revised. We audited the reclassification adjustments described in Note 1 -- Reclassifications that were applied to revise the 2000 financial statements. We also applied audit procedures to the transitional disclosures required by SFAS No. 142 in Note 10 with respect to 2000. Our audit procedures included (a) agreeing the previously reported net loss from continuing operations and reported loss from discontinued operations to the previously issued financial statements, (b) agreeing the adjustments to reported net loss from continuing operations and reported net loss from discontinued operations representing amortization expense (net of tax effect) recognized in 2000 related to goodwill to the Company's underlying records obtained from management, and (c) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported loss from continuing operations, and the related loss per share amounts. In our opinion, such reclassification adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Company other than with respect to such reclassification adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.

                                                 /s/ ERNST & YOUNG LLP

Houston, Texas
February 3, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Weatherford International, Inc.:

     We have audited the accompanying consolidated balance sheet of Weatherford International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weatherford International, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/  ARTHUR ANDERSEN LLP

Houston, Texas
March 16, 2001

NOTE: The report of Arthur Andersen LLP presented above is a copy of a previously issued Arthur Andersen LLP report and said report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K.

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                       ASSETS
Current Assets:
  Cash and Cash Equivalents.................................  $   48,837   $   88,832
  Accounts Receivable, Net of Allowance for Uncollectible
     Accounts of $18,088 in 2002 and $18,021 in 2001........     485,178      462,145
  Inventories...............................................     547,744      504,986
  Current Deferred Tax Assets...............................      84,963       69,985
  Other Current Assets......................................      92,517      105,385
                                                              ----------   ----------
                                                               1,259,239    1,231,333
                                                              ----------   ----------
Property, Plant and Equipment, at Cost:
  Land, Buildings and Other Property........................     234,709      226,288
  Rental and Service Equipment..............................   1,435,618    1,274,017
  Machinery and Other.......................................     549,938      484,257
                                                              ----------   ----------
                                                               2,220,265    1,984,562
  Less: Accumulated Depreciation............................   1,094,103      944,946
                                                              ----------   ----------
                                                               1,126,162    1,039,616
                                                              ----------   ----------
Goodwill, Net...............................................   1,497,302    1,383,272
Equity Investments in Unconsolidated Affiliates.............     285,901      483,038
Other Intangible Assets, Net................................     259,733      104,825
Other Assets................................................      66,652       54,278
                                                              ----------   ----------
                                                              $4,494,989   $4,296,362
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term Borrowings and Current Portion of Long-term
     Debt...................................................  $  364,272   $  190,229
  Accounts Payable..........................................     186,326      219,630
  Accrued Salaries and Benefits.............................      80,719      105,398
  Foreign Income Taxes Payable..............................      53,790       48,921
  Other Current Liabilities.................................     192,370      195,419
                                                              ----------   ----------
                                                                 877,477      759,597
                                                              ----------   ----------

Long-term Debt..............................................     570,991      572,733
Zero Coupon Convertible Senior Debentures...................     540,416      524,561
Deferred Tax Liabilities....................................      34,399       94,967
Other Liabilities...........................................      94,710      103,764
5% Convertible Subordinated Preferred Equivalent
  Debentures................................................     402,500      402,500

Commitments and Contingencies

Shareholders' Equity:
  Common Shares, $1 Par Value, Authorized 500,000 and
     250,000 Shares, Issued 130,799 and 129,852 Shares,
     Respectively...........................................     130,799      129,852
  Capital in Excess of Par Value............................   1,987,702    1,912,528
  Treasury Shares, Net......................................    (258,125)    (294,986)
  Retained Earnings.........................................     262,020      268,050
  Accumulated Other Comprehensive Loss......................    (147,900)    (177,204)
                                                              ----------   ----------
                                                               1,974,496    1,838,240
                                                              ----------   ----------
                                                              $4,494,989   $4,296,362
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2002         2001         2000
                                                           ----------   ----------   ----------
Revenues:
  Products...............................................  $1,120,054   $1,013,821   $  797,146
  Services and Rentals...................................   1,208,876    1,314,894    1,017,115
                                                           ----------   ----------   ----------
                                                            2,328,930    2,328,715    1,814,261
Costs and Expenses:
  Cost of Products.......................................     718,240      638,167      526,062
  Cost of Services and Rentals...........................     863,902      843,811      702,024
  Research and Development...............................      79,586       50,777       42,950
  Selling, General and Administrative Attributable to
     Segments............................................     349,528      368,345      333,005
  Corporate General and Administrative...................      44,097       39,669       36,976
  Equity in (Earnings) Losses of Unconsolidated
     Affiliates, Net of Impairment Charge................     192,753      (21,528)      (3,402)
  Non-recurring and Asset Impairment Charges.............      15,437           --       56,318
                                                           ----------   ----------   ----------
                                                            2,263,543    1,919,241    1,693,933
                                                           ----------   ----------   ----------
Operating Income.........................................      65,387      409,474      120,328
Other Income (Expense):
  Interest Income........................................       2,641        2,617       11,265
  Interest Expense.......................................     (85,523)     (74,006)     (59,262)
  Other, Net.............................................       7,660          502       (1,056)
                                                           ----------   ----------   ----------
Income (Loss) Before Income Taxes and Minority
  Interest...............................................      (9,835)     338,587       71,275
Benefit (Provision) for Income Taxes.....................       4,356     (123,048)     (32,933)
Provision for Income Taxes Related to Deconsolidation of
  Business...............................................          --           --      (76,517)
                                                           ----------   ----------   ----------
Income (Loss) Before Minority Interest...................      (5,479)     215,539      (38,175)
Minority Interest, Net of Taxes..........................        (551)        (888)        (717)
                                                           ----------   ----------   ----------
Income (Loss) from Continuing Operations.................      (6,030)     214,651      (38,892)
Loss from Discontinued Operations, Net of Taxes..........          --           --       (3,458)
                                                           ----------   ----------   ----------
Net Income (Loss)........................................  $   (6,030)  $  214,651   $  (42,350)
                                                           ==========   ==========   ==========
Basic Earnings (Loss) Per Share:
  Income (Loss) from Continuing Operations...............  $    (0.05)  $     1.88   $    (0.36)
  Loss from Discontinued Operations......................          --           --        (0.03)
                                                           ----------   ----------   ----------
  Net Income (Loss) Per Share............................  $    (0.05)  $     1.88   $    (0.39)
                                                           ==========   ==========   ==========
  Basic Weighted Average Shares Outstanding..............     120,058      114,018      109,457
                                                           ==========   ==========   ==========
Diluted Earnings (Loss) Per Share:
  Income (Loss) from Continuing Operations...............  $    (0.05)  $     1.76   $    (0.36)
  Loss from Discontinued Operations......................          --           --        (0.03)
                                                           ----------   ----------   ----------
  Net Income (Loss) Per Share............................  $    (0.05)  $     1.76   $    (0.39)
                                                           ==========   ==========   ==========
  Diluted Weighted Average Shares Outstanding............     120,058      133,255      109,457
                                                           ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                          CUMULATIVE
                                                            FOREIGN               TREASURY SHARES
                       COMMON    CAPITAL IN                CURRENCY     ------------------------------------       TOTAL
                       SHARES    EXCESS OF    RETAINED    TRANSLATION                             DEFERRED     SHAREHOLDERS'
                       $1 PAR    PAR VALUE    EARNINGS    ADJUSTMENT    SHARES    SHARE VALUE   COMPENSATION      EQUITY
                      --------   ----------   ---------   -----------   -------   -----------   ------------   -------------
Balance at December
  31, 1999..........  $120,200   $1,526,648   $ 586,310    $ (89,797)   (11,958)   $(309,963)     $10,286       $1,843,684
Total Comprehensive
  Loss..............        --           --     (42,350)     (51,310)        --           --           --          (93,660)
Shares Issued in
  Acquisitions......     1,386       57,865          --           --         --           --           --           59,251
Shares Issued Under
  Employee Benefit
  Plans.............        18          685          --           --         --           --           --              703
Stock Options
  Exercised.........       352        6,671          --           --        (13)        (525)          --            6,498
Tax Benefit of
  Options
  Exercised.........        --        2,191          --           --         --           --           --            2,191
Purchase of Treasury
  Shares for
  Executive Deferred
  Compensation Plan,
  Net of
  Distributions and
  Forfeitures.......        --           --          --           --        (25)      (2,121)       1,799             (322)
Distribution of
  Grant
  Prideco, Inc. ....        --           --    (490,561)      14,465         --           --       (3,791)        (479,887)
                      --------   ----------   ---------    ---------    -------    ---------      -------       ----------
Balance at December
  31, 2000..........   121,956    1,594,060      53,399     (126,642)   (11,996)    (312,609)       8,294        1,338,458
Total Comprehensive
  Income (Loss).....        --           --     214,651      (54,187)        --           --           --          160,464
Shares Issued in
  Acquisitions......     7,244      306,239          --           --         --           --           --          313,483
Shares Issued Under
  Employee Benefit
  Plans.............        14          631          --           --         --           --           --              645
Stock Options
  Exercised.........       638        1,563          --           --        448       10,263           --           12,464
Tax Benefit of
  Options
  Exercised.........        --       10,035          --           --         --           --           --           10,035
Purchase of Treasury
  Shares for
  Executive Deferred
  Compensation Plan,
  Net of
  Distributions and
  Forfeitures.......        --           --          --           --         21       (2,000)       1,066             (934)
Deconsolidation of
  Compression
  Services
  Division..........        --           --          --        3,625         --           --           --            3,625
                      --------   ----------   ---------    ---------    -------    ---------      -------       ----------
Balance at December
  31, 2001..........   129,852    1,912,528     268,050     (177,204)   (11,527)    (304,346)       9,360        1,838,240
Total Comprehensive
  Income (Loss).....        --           --      (6,030)      29,304         --           --           --           23,274
Shares Issued in
  Acquisitions......       370       15,253          --           --       (187)      (8,620)          --            7,003
Stock Options
  Exercised.........     1,775       22,206          --           --        366        9,159           --           33,140
Tax Benefit of
  Options
  Exercised.........        --       15,694          --           --         --           --           --           15,694
Purchase of Treasury
  Shares for
  Executive Deferred
  Compensation Plan,
  Net of
  Distributions and
  Forfeitures.......        --           --          --           --        (20)      (2,703)       2,848              145
Issuance of Warrants
  for Acquisition of
  License...........        --       57,000          --           --         --           --           --           57,000
Retirement of
  Treasury Shares...    (1,198)     (34,979)         --           --      1,198       36,177           --               --
                      --------   ----------   ---------    ---------    -------    ---------      -------       ----------
Balance at December
  31, 2002..........  $130,799   $1,987,702   $ 262,020    $(147,900)   (10,170)   $(270,333)     $12,208       $1,974,496
                      ========   ==========   =========    =========    =======    =========      =======       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
Cash Flows From Operating Activities:
  Net Income (Loss).........................................  $  (6,030)  $ 214,651   $ (42,350)
  Adjustments to Reconcile Net Income (Loss) to Net Cash
    Provided by Operating Activities:
    Depreciation and Amortization...........................    214,918     208,129     199,109
    Gain on Sale of Assets, Net.............................    (23,928)    (11,037)    (12,860)
    Provision for Uncollectible Accounts Receivable.........      1,784       4,543       5,158
    Equity in (Earnings) Losses of Unconsolidated
       Affiliates, Net of Impairment Charges................    192,753     (21,528)     (3,402)
    Non-cash Portion of Non-recurring and Asset Impairment
       Charges..............................................     11,689          --      51,664
    Amortization of Original Issue Discount.................     15,855      15,390       7,525
    Deferred Income Tax Provision (Benefit) from Continuing
       Operations...........................................    (93,798)     50,374      74,965
    Net Loss from Discontinued Operations...................         --          --       3,458
    Other...................................................      2,263         642       2,516
    Change in Assets and Liabilities, Net of Effects of
       Businesses Acquired:
       Accounts Receivable..................................     53,859     (71,826)   (135,682)
       Inventories..........................................    (35,775)    (98,383)    (74,628)
       Other Current Assets.................................     52,663      (1,490)    (14,197)
       Accounts Payable.....................................    (38,578)      3,321      65,158
       Accrued Current Liabilities..........................    (64,686)    (12,181)     13,233
       Other, Net...........................................    (13,172)    (31,637)      4,506
                                                              ---------   ---------   ---------
         Net Cash Provided by Continuing Operations.........    269,817     248,968     144,173
         Net Cash Used by Discontinued Operations...........         --          --     (11,670)
                                                              ---------   ---------   ---------
         Net Cash Provided by Operating Activities..........    269,817     248,968     132,503
                                                              ---------   ---------   ---------
Cash Flows From Investing Activities:
  Acquisition of Businesses, Net of Cash Acquired...........   (111,754)   (423,161)   (151,024)
  Capital Expenditures for Property, Plant and Equipment....   (268,687)   (339,425)   (266,560)
  Acquisition of License....................................    (65,000)         --          --
  Buyout of Minority Interest...............................         --    (206,500)         --
  Proceeds from Sale of Businesses..........................     13,234          --      14,084
  Proceeds from Sale of Property, Plant and Equipment.......     27,420      29,732      33,413
  Proceeds from Sale and Leaseback of Equipment.............         --          --      60,069
  Proceeds from Grant Prideco, Inc. Note Receivable.........         --          --     100,000
  Capital Expenditures of Discontinued Operations...........         --          --      (5,056)
                                                              ---------   ---------   ---------
         Net Cash Used by Investing Activities..............   (404,787)   (939,354)   (215,074)
                                                              ---------   ---------   ---------
Cash Flows From Financing Activities:
  Proceeds (Repayments) under Asset Securitization, Net.....    (71,846)    140,795          --
  Borrowings (Repayments) under Short-term Borrowings,
    Net.....................................................    165,104     136,364    (288,618)
  Borrowings of Long-term Debt..............................         --     347,074      11,545
  Repayments on Long-term Debt..............................    (29,738)    (12,547)    (26,342)
  Issuance of Zero Coupon Convertible Senior Debentures,
    Net.....................................................         --          --     491,868
  Purchases of Treasury Shares, Net.........................     (2,703)     (2,000)     (2,121)
  Proceeds from Stock Option Exercises......................     34,410      13,227       6,663
  Other Financing Activities, Net...........................     (1,271)         --         186
                                                              ---------   ---------   ---------
         Net Cash Provided by Financing Activities..........     93,956     622,913     193,181
                                                              ---------   ---------   ---------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents...............................................      1,019       2,497      (1,163)
Net Increase (Decrease) in Cash and Cash Equivalents........    (39,995)    (64,976)    109,447
Cash and Cash Equivalents at Beginning of Year..............     88,832     153,808      44,361
                                                              ---------   ---------   ---------
Cash and Cash Equivalents at End of Year....................  $  48,837   $  88,832   $ 153,808
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Weatherford International Ltd. (a Bermuda exempted company) ("Weatherford Limited") and all majority-owned subsidiaries ("the Company"). All material intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its 50% or less-owned affiliates using the equity method of accounting as the Company does not have voting or operational control of these affiliates.

  NATURE OF OPERATIONS

     The Company is one of the largest global providers of innovative mechanical solutions, technology and services for the drilling and production sectors of the oil and gas industry.

  BASIS OF PRESENTATION

     Effective June 26, 2002, Weatherford Limited became the parent holding company of Weatherford International, Inc. ("Weatherford Inc.") following a corporate reorganization. Upon consummation of the merger, the shares of Weatherford Inc. common stock automatically converted into the right to receive Weatherford Limited common shares, $1.00 par value ("Common Shares"). In the merger, Common Shares were issued to holders of Weatherford Inc. common stock. In the consolidated financial statements for all periods presented, the stockholders of Weatherford Inc. are referred to as shareholders of the Company, and as such, Weatherford Inc.'s common stock, $1.00 par value, will be referred to as Common Shares.

     In October 1999, the Board of Directors of Weatherford Inc. approved a plan to distribute all of the outstanding shares of common stock of its wholly owned subsidiary, Grant Prideco, Inc. (the "Spin-off"), to holders of Common Shares. These shares were distributed at the close of business on April 14, 2000 to shareholders of record as of March 23, 2000. In connection with and prior to the Spin-off, the Company transferred its drilling products businesses to Grant Prideco, Inc. ("Grant Prideco"). As a result, the accompanying financial statements reflect the operations of Grant Prideco as discontinued operations.

  RECLASSIFICATIONS

     Research and development expenditures are expensed as incurred. In the 2001 and 2000 Annual Reports on Form 10-K, the Company included Research and Development expenses as components of Cost of Products, Cost of Services and Rentals, and Selling, General and Administrative Attributable to Segments. Such amounts have been reclassified to conform to the 2002 presentation in the accompanying Statement of Operations.

     Reclassifications were also made to the 2001 and 2000 statements of cash flows to conform to the 2002 presentation.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets and goodwill, property, plant and equipment, income taxes, insurance, employment benefits and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

  ACCOUNT RECEIVABLE AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

     Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for uncollectible accounts. The Company establishes an allowance for uncollectible accounts receivable based on historical experience and any specific customer collection issues that the Company has identified. Uncollectible accounts receivable are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when the Company has determined the balance will not be collected.

  INVENTORIES

     Inventories are valued using the first-in, first-out ("FIFO") method and are stated at the lower of cost or market.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, both owned and under capital lease, is carried at cost. Maintenance and repairs are expensed as incurred. The cost of renewals, replacements and betterments is capitalized. Depreciation on fixed assets, including those under capital leases, is computed using the straight-line method over the estimated useful lives. Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $198.9 million, $160.5 million and $153.8 million, respectively. The estimated useful lives of the major classes of property, plant and equipment are as follows:

                                                               ESTIMATED
                                                              USEFUL LIVES
                                                              ------------
Buildings and other property................................   5-45 years
Rental and service equipment................................   3-15 years
Machinery and other.........................................   3-20 years

  LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), long-lived assets, excluding goodwill and indefinite-lived intangibles, to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS No. 144 modifies SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of ("SFAS No. 121"). The asset impairment charges during 2000 were recorded under the provisions of SFAS No. 121. For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of SFAS No. 144. In 2000, the Company announced the merger of essentially all of its Compression Services Division and determined that there was an impairment of its assets held for sale (See Note 4).

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

  GOODWILL AND INDEFINITE-LIVED INTANGIBLES

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), the Company tests for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. The Company's goodwill impairment test involves a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying amount. The Company's indefinite-lived asset impairment test involves a comparison of the fair value of the intangible and its carrying value. The fair value is determined using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight line basis over the lesser of the estimated useful life or 40 years. In conjunction with the adoption of this statement, the Company has discontinued the amortization of goodwill.

  ENVIRONMENTAL EXPENDITURES

     Environmental expenditures that relate to the remediation of an existing condition caused by past operation and that do not contribute to future revenues are expensed. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and costs can be reasonably estimated. Estimates are based on available facts and technology, enacted laws and regulations and the Company's prior experience in remediation of contaminated sites. Accrued undiscounted environmental liabilities were $6.0 million and $5.0 million at December 31, 2002 and 2001, respectively.

  FOREIGN CURRENCY TRANSLATION

     The functional currency for most of the Company's international operations is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included as Accumulated Other Comprehensive Loss, a component of shareholders' equity. Currency transaction gains and losses are reflected in the Company's results of operations during the period incurred.

  STOCK OPTIONS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. As permitted under SFAS No. 123, the Company continues to use the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation programs. Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to the Common Share

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES market price on the grant date. The following illustrates the pro forma effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT
                                                             PER SHARE AMOUNTS)
Net income (loss):
  As reported........................................  $ (6,030)  $214,651   $(42,350)
  Pro forma compensation expense, determined under
     fair value methods for all awards, net of income
     tax benefit.....................................   (42,491)   (39,883)   (27,729)
                                                       --------   --------   --------
  Pro forma..........................................  $(48,521)  $174,768   $(70,079)
                                                       ========   ========   ========
Basic earnings (loss) per share:
  As reported........................................  $  (0.05)  $   1.88   $  (0.39)
  Pro forma..........................................     (0.40)      1.53      (0.64)
Diluted earnings (loss) per share:
  As reported........................................     (0.05)      1.76      (0.39)
  Pro forma..........................................     (0.40)      1.46      (0.64)

     For purposes of pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions for 2002, 2001 and 2000, respectively, were computed on a weighted average basis: expected volatility of 60.93%, 58.93% and 45.44%, risk-free interest rate of 3.3%, 4.3% and 6.2%, expected life of 5.2, 5.4 and
4.9 years and no expected dividends. The weighted average fair value of the options granted in 2002, 2001 and 2000 was $21.20, $14.42 and $18.09,
respectively. The estimated fair value of the options is amortized to proforma expense over the options' vesting period.

  ACCOUNTING FOR INCOME TAXES

     Under SFAS No. 109, Accounting for Income Taxes, income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized.

  REVENUE RECOGNITION

     Revenue for product sales is recognized when all of the following criteria have been met: a) evidence of an agreement exists, b) delivery to and acceptance by the customer has occurred, c) the price to the customer is fixed and determinable and d) collectibility is reasonably assured. Products are deemed to be accepted by the customer upon receipt of written acceptance. Revenue from rental and service agreements is recognized as earned, over the rental period and when services have been rendered, and the associated costs and expenses are recognized as incurred.

     In accordance with Emerging Issues Task Force ("EITF") 00-10, Accounting for Shipping and Handling Fees and Costs, the Company recognizes the revenue associated with rebillable shipping and handling costs as Revenues of Products and Revenues of Services and Rentals and all costs for shipping and handling costs as Cost of Products and Cost of Services and Rentals in the accompanying Consolidated Statements of Operations.

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

  EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share for all periods presented equals net income
(loss) divided by the weighted average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing net income, as adjusted for the assumed conversion of dilutive debentures, by the weighted average number of Common Shares outstanding during the period adjusted for the dilutive effect of the Company's stock option and restricted stock plans, warrants and the incremental shares for the assumed conversion of dilutive debentures. The effect of stock option and restricted stock plans, warrants and the assumed conversion of dilutive debentures is not included in the computation for periods in which a loss from continuing operations occurs, because to do so would be anti-dilutive.

     Diluted earnings per share for 2001 reflects the dilutive effect of stock option and restricted stock plans and assumed conversion of the Company's Zero Coupon Convertible Senior Debentures (the "Zero Coupon Debentures") and the Company's 5% Convertible Subordinated Preferred Equivalent Debentures (the "Convertible Preferred Debentures"), during the quarterly periods in which the conversion would have been dilutive. Net income for the dilutive earnings per share calculation for 2001 is adjusted to add back the amortization of original issue discount, net of taxes, relating to the Zero Coupon Debentures totaling $10.6 million, and interest, net of taxes, on the Convertible Preferred Debentures totaling $9.8 million. The diluted weighted average number of shares outstanding for 2001 includes 4,480 shares for the dilutive effect of the stock option and restricted stock plans and 14,757 shares for the dilutive effect of the convertible debentures.

  NEW REPORTING REQUIREMENTS

     In August 2001, the FASB issued SFAS No. 143, Accounting For Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. The Company does not anticipate the adoption of SFAS No. 143 as of January 1, 2003, will have a material effect on its consolidated financial statements.

     Effective January 1, 2002, the Company adopted SFAS No. 144, which provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. The adoption of SFAS No. 144 did not have an impact on the consolidated financial statements of the Company. During 2002, the Company sold three businesses. The Company determined the discontinued operations provisions of SFAS No. 144 did not apply to these transactions as neither the proceeds from the sale nor the businesses' financial position or results of operations were material to the Company.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS No. 145"). SFAS No. 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred as opposed to when the entity commits to an exit plan under EITF No. 94-3, Liability Recognition for Certain

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

     In November 2002, FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45") was issued. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The Company does not expect FIN No. 45 to have a material effect on its consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the adoption of SFAS No. 148 did not have an effect on its consolidated financial statements.

     In January 2003, FIN No. 46, Consolidation of Variable Interest Entities ("FIN No. 46") was issued. FIN No. 46 requires companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 applies to variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 to variable interest entities created before February 1, 2003. The related disclosure requirements are effective immediately. The Company is currently evaluating the impact this interpretation will have on its consolidated financial statements.

2.  CORPORATE REORGANIZATION

     Effective June 26, 2002, Weatherford Limited became the parent holding company of Weatherford Inc. following a corporate reorganization. Weatherford Inc. continues to exist as an indirect, wholly owned subsidiary of Weatherford Limited. Weatherford Limited and its subsidiaries continue to conduct the business previously conducted by Weatherford Inc. and its subsidiaries. The reorganization has been accounted for as a reorganization of entities under common control, and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities or shareholders' equity.

     In conjunction with the merger, Weatherford Limited fully and unconditionally guaranteed the following obligations of Weatherford Inc.: (1) the three-year multi-currency revolving credit facility, (2) the five-year unsecured credit agreement, (3) the $200.0 million 7 1/4% Senior Notes due 2006 (the "7 1/4% Senior Notes"), (4) the $350.0 million 6 5/8% Senior Notes due 2011, ("the 6 5/8% Senior Notes"), (5) the Zero Coupon Debentures and (6) the Convertible Preferred Debentures. In addition, Weatherford Limited and Weatherford Inc. fully and unconditionally guaranteed certain domestic subsidiaries' performance obligations relating to the asset securitization, including their payment obligations (See Note 9).

     In connection with the reorganization, the Company incurred $4.5 million, $3.0 million after taxes, in transaction-related expenses. The transaction expenses relate to professional services and are reflected in Corporate General and Administrative Expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 2002.

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

3.  NON-RECURRING AND ASSET IMPAIRMENT CHARGE

     During 2002, the Company recorded $15.4 million, $10.0 million net of taxes, in non-recurring and asset impairment charges relating to a rationalization of its businesses in light of industry conditions. The Company undertook initiatives to rationalize its business in light of the lower activity levels and the continued economic uncertainty. Initiatives approved during 2002 included a reduction in workforce, primarily in the United States and closure of two facilities. The charge related to these initiatives is summarized by division in the following table and described in greater detail below:

                                                                      REVERSAL OF
                                                                         2000
                                                         ASSET       NON-RECURRING
                                      SEVERANCE(1)   IMPAIRMENT(2)     CHARGE(3)      TOTAL
                                      ------------   -------------   -------------   --------
                                                          (IN THOUSANDS)
Drilling and Intervention
  Services..........................    $ 1,853        $    132         $    --      $  1,985
Completion Systems..................      4,810           1,580              --         6,390
Artificial Lift Systems.............      1,866           5,295              --         7,161
Corporate...........................         48           4,592          (4,739)          (99)
                                        -------        --------         -------      --------
Total...............................      8,577          11,599          (4,739)       15,437
  Utilized during 2002..............     (3,748)        (11,599)          4,739       (10,608)
                                        -------        --------         -------      --------
Balance as of December 31, 2002.....    $ 4,829        $     --         $    --      $  4,829
                                        =======        ========         =======      ========

---------------

(1) In accordance with the Company's announced plan to terminate employees company-wide, it recorded severance and related costs for 849 specifically identified employees. As of December 31, 2002, 439 employees had been terminated with the remainder expected to be completed in the first half of 2003.

(2) The asset impairment primarily relates to the write-down of equipment and facilities which are held for sale as a result of the decline in market conditions. These assets, having a carrying amount of $7.7 million, have been reclassified in Other Current Assets on the accompanying Consolidated Balance Sheet as of December 31, 2002. The Company anticipates the assets will be sold by September 30, 2003.

(3) In 2000, the Company recorded a non-recurring charge of $56.3 million in connection with the merger of its Compression Services Division with Universal of which $4.7 million of estimated transaction costs were not incurred.

4.  UNIVERSAL COMPRESSION

  MERGER TRANSACTION

     On February 9, 2001, the Company completed the merger of essentially all of its Compression Services Division with and into a subsidiary of Universal in exchange for 13.75 million shares of Universal common stock. The Company retained part of the Compression Services Division, including Singapore-based Gas Services International operations, which is now consolidated within the Company's Artificial Lift Systems Division. The Universal common stock received represented approximately 48% of Universal's total common stock outstanding as of the date of the merger. Subsequent to the merger, Universal issued additional shares of common stock, and the Company's ownership declined to 45% by December 31, 2001 and remained at that level throughout 2002. Upon the closing of the merger, Universal repaid and terminated the Company's sale and leaseback arrangements and the Compression Services Division's credit facility.

     In connection with this transaction, the Company recorded impairment charges in the fourth quarter of 2000 of $56.3 million, $43.0 million after taxes, and provided for deferred taxes of $76.5 million due to the exchange of a consolidated subsidiary for an equity method investment. The impairment charge reflects the

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES difference between estimated fair value of net assets held for sale and the net book value of the Compression Services Division assets, less estimated costs to sell. The estimated fair value of assets held for sale was determined using quoted market prices and estimated selling prices. Prior to the merger, the Company operated this division in a joint venture with GE Capital. The Company paid GE Capital $206.5 million for its 36% ownership in the joint venture concurrent with the merger.

     In connection with the merger with Universal, the Company and Universal entered into a Voting Agreement pursuant to which the Company agreed to certain voting limitations with respect to shares of our Universal common stock. The Voting Agreement expired in December 2001. The Company may now vote its shares at its sole discretion. The Company and Universal also entered into a Registration Rights Agreement, pursuant to which the Company was granted certain demand and piggyback registration rights for its shares of Universal common stock. Additionally, the Company entered into a Transitional Services Agreement with Universal to provide certain corporate and administrative services for a fee and reimbursement of costs and expenses for up to 120 days following the merger. Pursuant to the terms of the merger agreement, the Company also appointed three members to Universal's Board of Directors, including both the Company's Chairman, President and Chief Executive Officer and the Company's Chief Financial Officer. As long as the Company owns at least 20% of Universal's outstanding common stock, the Company has the right to designate three board members. If ownership interest falls below 20%, it may designate only two directors, and if its ownership falls below 10% the Company will no longer be entitled to designate directors to serve on Universal's Board of Directors. As of December 31, 2002, the Company had appointed three of Universal's eight board members.

  EQUITY INVESTMENT IN UNIVERSAL

     In connection with the merger, the Company de-consolidated the businesses that merged with Universal and recorded its investment in Universal as Equity Investments in Unconsolidated Affiliates on the accompanying Consolidated Balance Sheets. Accordingly, the Company began recording its equity interest in Universal's results of operations, based on estimates provided by Universal, as Equity in (Earnings) Losses of Unconsolidated Affiliates, Net of Impairment Charge on the accompanying Consolidated Statements of Operations. During 2002 and 2001, the Company did not receive distributions from Universal related to the Equity in (Earnings) Losses of Unconsolidated Affiliates, Net of Impairment Charge. The difference between the cost basis of the Company's investment in Universal and the Company's proportionate interest in the fair value of the net assets of Universal as of the merger date was $152.5 million and was amortized on a straight-line basis with a 40 year life through Equity in (Earnings) Losses of Unconsolidated Affiliates, Net of Impairment Charge during 2001. The Company ceased amortization beginning in 2002 in accordance with SFAS No. 142.

     The Company reviews its investment in Universal for impairment in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock ("APB No. 18"). APB No. 18 requires recognition of a loss when the decline in an investment is other than temporary. In determining whether the decline is other than temporary, the Company considers the cyclical nature of the industry in which Universal operates, their historical performance, their performance in relation to their peers and the current economic environment. In the third quarter of 2002, the Company recorded a write-down of its investment in Universal by $217.1 million as it determined that the decline in the market value was other than temporary. In connection with the reduction in the carrying value of this investment, the Company recognized a tax benefit of $70.9 million, reducing the deferred tax liability related to the difference between the book carrying value and the tax basis of the investment. As of December 31, 2002, the Company's carrying value of its investment in Universal was $276.0 million and the market value of the Company's ownership interest in Universal was $263.0 million. The Company currently does not believe that this decline in the market value is other than temporary.

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

     Summarized financial information for Universal as of and for the twelve months ended December 31, 2002 and 2001 are presented below:

                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Current assets..............................................  $  262,939   $  283,047
Noncurrent assets...........................................   1,683,776    1,088,276
Current liabilities.........................................     126,617      177,863
Noncurrent liabilities......................................   1,097,241      447,748
Revenues....................................................     658,571      591,182
Gross profit(a).............................................     268,728      242,476
Income before extraordinary items...........................      38,912       41,982
Net income..................................................      38,912       38,743

---------------

(a) Gross profit is defined by Universal as total revenues less rental expense, cost of sales (excluding depreciation and amortization), gain on asset sales and interest income.

     The financial statements of Universal are required by Rule 3-09 of Regulation S-X and will be filed as a part of this Form 10-K by an amendment to this Form 10-K upon the filing by Universal of their Form 10-K for the year ended March 31, 2003. Universal is required to file their Form 10-K by June 29, 2003.

5.  DISCONTINUED OPERATIONS

     In October 1999, the Board of Directors of the Company approved a plan to spin-off Grant Prideco through a distribution by the Company to its shareholders of one share of stock of Grant Prideco for each Common Share held by the Company's shareholders. The distribution was completed as of the close of business on April 14, 2000 (the "Spin-off Date"). The Company's Chairman, President and Chief Executive Officer is also the Chairman of the Board of Directors of Grant Prideco. In addition, four other members serve on the Boards of Directors of both the Company and Grant Prideco.

     The distribution of the net assets of discontinued operations and the related accumulated other comprehensive loss was reflected as an adjustment to Retained Earnings. The results of operations for Grant Prideco, through the Spin-off Date, are reflected in the accompanying Consolidated Statements of Operations as Loss from Discontinued Operations, Net of Taxes. Condensed results of Grant Prideco are as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
Revenues....................................................     $124,813
                                                                 ========
Loss before interest allocation and income taxes............     $   (831)
Interest allocation.........................................       (2,500)
Benefit for income taxes....................................          888
                                                                 --------
Net loss before Spin-off related costs......................       (2,443)
Spin-off related costs, net of taxes........................       (1,015)
                                                                 --------
Net loss....................................................     $ (3,458)
                                                                 ========

     The Company purchases drill pipe and other related products from Grant Prideco. The purchases made prior to the Spin-off Date have been eliminated in the accompanying consolidated financial statements. The

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES purchases eliminated by the Company for the year ended December 31, 2000 were $7.0 million. These purchases represent Grant Prideco's cost.

     The results from discontinued operations include a management fee charged to Grant Prideco of $0.5 million for the year ended December 31, 2000. The fee was based on the time devoted to Grant Prideco for accounting, tax, treasury and risk management services.

  AGREEMENTS BETWEEN THE COMPANY AND GRANT PRIDECO

     In connection with the Spin-off, Grant Prideco and the Company entered into a tax allocation agreement (the "Tax Allocation Agreement"). Under the terms of the Tax Allocation Agreement, Grant Prideco is responsible for all taxes and associated liabilities relating to the historical businesses of Grant Prideco. The Tax Allocation Agreement also requires that any tax liabilities associated with the Spin-off will be paid by Grant Prideco.

     The Tax Allocation Agreement further provides that in the event there is a tax liability associated with the historical operations of Grant Prideco that is offset by a tax benefit of the Company, the Company will apply the tax benefit against such tax liability and will be reimbursed for the value of the tax benefit when and as the Company would have been able to otherwise utilize that tax benefit for its own businesses.

     In connection with the Spin-off, the Company received from Grant Prideco an unsecured subordinated note in the amount of $100.0 million with an interest rate of 10% and interest due quarterly. In December 2000, Grant Prideco repaid this note and all unpaid interest.

     At the time of the Spin-off the Company entered into a preferred customer agreement with Grant Prideco pursuant to which the Company agreed, for a three-year period, to purchase at least 70% of its requirements of drill stem products from Grant Prideco. The price for those products will be at a price not greater than that which Grant Prideco sells to its best similarly situated customers. The Company is entitled to apply against its purchases a drill stem credit of $30.0 million, subject to a limitation of no more than 20% of any purchase. As of December 31, 2002, the Company had $16.9 million remaining of the drill stem credit.

6.  ACQUISITIONS

     On October 23, 2002, the Company acquired Clearwater International ("Clearwater") for approximately $33.6 million, consisting of 370,155 Common Shares, cash of $15.6 million and $2.4 million payable upon receipt of additional assets in 2003. Clearwater is based in Coraopolis, Pennsylvania and is a producer and distributor of oilfield production and completion chemicals. This acquisition was integrated into the Company's Drilling and Intervention Services Division and provides key proprietary products and fluid technology in its underbalanced drilling services product line.

     On November 30, 2001, the Company acquired the Johnson Screens division ("Johnson") from Vivendi Environnement for $110.0 million. Johnson is based in Minneapolis, Minnesota and is a global provider of screens for fluid-solid separation processes, including the recently-introduced Excelflo(TM) premium screen line and the Superflo(TM), Super Weld(R) and Thin Pack(TM) screens for oil and gas production. The oil and gas screen product lines were integrated into the Company's Completion Systems Division and the remaining product lines were integrated into its Artificial Lift Systems Division. This acquisition provides the Completion Systems Division and Artificial Lift Systems Division with significant manufacturing consolidation benefits, economies of scale and access to innovative new technologies.

     On November 16, 2001, the Company acquired CiDRA Corporation's Optical Sensing Systems business unit ("CiDRA") for approximately $123.1 million, consisting of 1.9 million Common Shares and cash of $62.5 million. CiDRA is based in Houston, Texas and is a provider of a suite of permanent in-well fiber optic sensor systems, which include pressure and temperature gauges, flow and phase fraction systems, and an all-

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES fiber in-well seismic system. This acquisition provides the Completion Systems Division with proprietary technology in the growing field of advanced intelligent completion and field automation systems.

     On April 19, 2001, the Company acquired Orwell Group plc ("Orwell") for total consideration of approximately $251.5 million, including a final purchase price adjustment, consisting of 3.2 million Common Shares, $1.6 million in cash and $81.4 million of assumed debt which was paid in full following the closing of the transaction. Orwell, based in Aberdeen, Scotland, is an international provider of oilfield services for drilling, fishing, remediation and marine applications. This acquisition increases the Company's presence in the international markets and increases capacity. Orwell's operations were integrated into the Company's Drilling and Intervention Services Division.

     On August 10, 2000, the Company acquired Alpine Oil Services Corporation ("Alpine") for one share of $1.00 par value Series A Preferred Shares ("Series A Preferred Share") (See Note 16) and exchangeable securities of one of the Company's Canadian subsidiaries that are exchangeable for Common Shares on a one-for-one basis. The approximate value of the Alpine acquisition was $54.4 million. Alpine, headquartered in Calgary, Alberta, Canada, was integrated into the Company's Drilling and Intervention Services and Completion Systems Divisions. The acquisition extends the Company's underbalanced drilling capabilities worldwide, adds new completion technology and further expands our offerings of products and services in Canada.

     The Company has also effected various other acquisitions during 2002, 2001 and 2000 that were integrated into the Company's continuing operations for total consideration of approximately $103.1 million, $281.5 million and $158.0 million, respectively.

     The acquisitions discussed above were accounted for using the purchase method of accounting. Results of operations for acquisitions accounted for as purchases are included in the accompanying consolidated financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The balances included in the Consolidated Balance Sheets related to the current year acquisitions are based upon preliminary information and are subject to change when final asset and liability valuations are obtained. Final valuations of assets and liabilities are obtained and recorded within one year from the date of the acquisition. Material changes in the preliminary allocations are not anticipated by management. The 2002, 2001 and 2000 acquisitions are not material individually or in the aggregate with same year acquisitions, therefore, pro forma information is not presented.

7.  CASH FLOW INFORMATION

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Other Current Assets at December 31, 2002 and 2001 included cash of approximately $6.4 million and $4.3 million, respectively, which was restricted as a result of bond requirements in certain foreign countries.

     During the years ended December 31, 2002, 2001 and 2000, there were noncash-operating activities of $15.7 million, $10.0 million and $2.2 million, respectively, relating to tax benefits received from the exercise of nonqualified stock options. These benefits were recorded as a reduction of income taxes payable and an increase to Capital in Excess of Par Value on the accompanying Consolidated Balance Sheets.

     Cash paid for interest and income taxes, net of refunds, was as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Interest paid...........................................  $78,018   $53,672   $54,110
Income taxes paid, net of refunds.......................   40,127    64,783    24,390

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

     The following summarizes investing activities relating to acquisitions integrated into the Company's continuing operations:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2002       2001        2000
                                                      --------   ---------   --------
                                                              (IN THOUSANDS)
Fair value of assets, net of cash acquired..........  $ 76,047   $ 384,322   $116,811
Goodwill............................................    82,531     566,939    167,981
Total liabilities...................................   (39,821)   (214,617)   (74,517)
Common Shares issued, net of Common Shares
  acquired..........................................    (7,003)   (313,483)   (59,251)
                                                      --------   ---------   --------
Cash consideration, net of cash acquired............  $111,754   $ 423,161   $151,024
                                                      ========   =========   ========

     During the years ended December 31, 2002, 2001 and 2000 there were noncash-investing activities of $0.3 million, $5.0 million and $2.5 million, respectively, relating to capital leases.

     During the years ended December 31, 2002 and 2001, there were noncash-financing activities related to our interest rate swaps of $14.1 million and $1.9 million, respectively (See Note 13).

8.  INVENTORIES

     Inventories by category are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Raw materials, components and supplies......................  $156,294   $143,142
Work in process.............................................    50,874     49,544
Finished goods..............................................   340,576    312,300
                                                              --------   --------
                                                              $547,744   $504,986
                                                              ========   ========

     Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

9.  ASSET SECURITIZATION

     In 2001, Weatherford Inc. entered into an agreement with a financial institution to sell, on a continuous basis, an undivided interest in a specific pool of domestic accounts receivable of Weatherford Inc. and its subsidiaries. Pursuant to this agreement, Weatherford Inc. periodically sells certain trade accounts receivables to a wholly-owned bankruptcy-remote subsidiary of the Company, W1 Receivables, L.P. ("W1"). W1 was formed to purchase accounts receivables and, in turn, sell participating interests in such accounts receivables to a financial institution. The sale of participating interests is limited to a percentage of receivables sold to W1. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the related receivables are removed from the Consolidated Balance Sheets and W1 records a retained interest for the amount of receivables sold in excess of cash received. The Company's retained interest in the receivables pool is valued based on the recoverable value. In this transaction, the Company retains servicing responsibilities and a subordinated interest in the receivables sold. There is no recourse against the Company for failure of debtors to pay when due on account of debtor's bankruptcy or inability to pay, and the Company's retained interest in the receivables pool is subordinate to the investors' interests. This agreement was extended through December 2003.

     Weatherford Inc. is permitted to securitize up to $75.0 million under this agreement. If Weatherford Limited's or Weatherford Inc.'s credit rating falls below BBB- from Standard and Poor's or Baa3 from

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

Moody's, the financial institution has no further obligation to purchase the accounts receivable. In connection with the reorganization, Weatherford Limited and Weatherford Inc. fully and unconditionally guaranteed certain domestic subsidiaries' performance obligations relating to the asset securitization, including their payment obligations. Weatherford Inc. currently pays a program fee on participating interests at a variable rate based on the financial institution's commercial paper rate plus other fees. Program fees totaled $2.2 million and $2.3 million for the years ended December 31, 2002 and 2001, respectively, and are included in Other Income (Expense) on the accompanying Consolidated Statements of Operations. Weatherford Inc. had received $68.9 million and $140.8 million for purchased interests and had retained interests in receivables sold of $143.6 million and $100.7 million as of December 31, 2002 and 2001, respectively.

10.  GOODWILL

     In June 2001, the FASB issued SFAS No. 142, which provides for the non-amortization of goodwill and other intangible assets with indefinite lives and requires that such assets be tested for impairment at least on an annual basis. The Company adopted SFAS No. 142 effective January 1, 2002 and has applied the non-amortization provision. During the second quarter of 2002, the Company completed the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill at the date of adoption. In addition, the Company completed its annual goodwill impairment test as of October 1, 2002. The Company's goodwill impairment test involves a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying amount. The Company's reporting units correspond to the Company's business segments, namely Drilling and Intervention Services, Completion Systems and Artificial Lift Systems. The fair value is determined using discounted cash flows and other market-related valuation models. As both calculations indicated that the fair value of each reporting unit exceeded its carrying amount, none of the Company's goodwill was impaired. The Company will continue to test its goodwill annually on a consistent measurement date unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

     The following table provides net income (loss) and earnings (loss) per share information had the non-amortization provision been in effect for the years ended December 31, 2001 and 2000:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Net income (loss):
  Reported income (loss) from continuing operations.........   $214,651     $(38,892)
  Goodwill amortization from continuing operations, net of
     taxes..................................................     36,892       34,278
                                                               --------     --------
  Adjusted income (loss) from continuing operations.........    251,543       (4,614)
  Reported loss from discontinued operations................         --       (3,458)
  Goodwill amortization from discontinued operations, net of
     taxes..................................................         --        1,433
                                                               --------     --------
  Adjusted net income (loss)................................   $251,543     $ (6,639)
                                                               ========     ========
Basic earnings (loss) per share:
  Reported income (loss) from continuing operations.........   $   1.88     $  (0.36)
  Goodwill amortization from continuing operations, net of
     taxes..................................................       0.33         0.32
                                                               --------     --------
  Adjusted income (loss) from continuing operations.........       2.21        (0.04)
  Reported loss from discontinued operations................         --        (0.03)
  Goodwill amortization from discontinued operations, net of
     taxes..................................................         --         0.01
                                                               --------     --------
  Adjusted net income (loss)................................   $   2.21     $  (0.06)
                                                               ========     ========
Diluted earnings (loss) per share:
  Reported income (loss) from continuing operations.........   $   1.76     $  (0.36)
  Goodwill amortization from continuing operations, net of
     taxes..................................................       0.28         0.32
                                                               --------     --------
  Adjusted income (loss) from continuing operations.........       2.04        (0.04)
  Reported loss from discontinued operations................         --        (0.03)
  Goodwill amortization from discontinued operations, net of
     taxes..................................................         --         0.01
                                                               --------     --------
  Adjusted net income (loss)................................   $   2.04     $  (0.06)
                                                               ========     ========

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

                                        DRILLING AND
                                        INTERVENTION   COMPLETION   ARTIFICIAL LIFT
                                          SERVICES      SYSTEMS         SYSTEMS         TOTAL
                                        ------------   ----------   ---------------   ----------
                                                             (IN THOUSANDS)
As of January 1, 2002.................    $592,943      $424,435       $365,894       $1,383,272
  Goodwill acquired during year.......      68,042         6,365          8,124           82,531
  Impact of foreign currency
     translation......................      12,724        13,650          5,125           31,499
                                          --------      --------       --------       ----------
As of December 31, 2002...............    $673,709      $444,450       $379,143       $1,497,302
                                          ========      ========       ========       ==========

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

11.  OTHER INTANGIBLE ASSETS

     The Company amortizes identifiable intangible assets, excluding goodwill and indefinite-lived intangibles, on a straight-line basis over the years expected to be benefited, ranging from 3 to 20 years. The components of these other intangible assets are as follows:

                               DECEMBER 31, 2002                    DECEMBER 31, 2001
                       ----------------------------------   ---------------------------------
                        GROSS                                GROSS
                       CARRYING   ACCUMULATED               CARRYING   ACCUMULATED
                        AMOUNT    AMORTIZATION     NET       AMOUNT    AMORTIZATION     NET
                       --------   ------------   --------   --------   ------------   -------
                                                   (IN THOUSANDS)
Patents..............  $ 80,103     $(14,225)    $ 65,878   $ 62,135     $ (9,623)    $52,512
Licenses.............   182,704      (12,436)     170,268     33,209       (4,754)     28,455
Covenants not to
  compete............    19,077       (9,432)       9,645     18,961       (6,539)     12,422
Other................     6,563         (621)       5,942      2,423         (697)      1,726
                       --------     --------     --------   --------     --------     -------
                       $288,447     $(36,714)    $251,733   $116,728     $(21,613)    $95,115
                       ========     ========     ========   ========     ========     =======

     Amortization expense was $16.0 million, $8.1 million and $8.2 million for the years ended December 31, 2002, 2001 and 2000 respectively. Estimated amortization expense for the carrying amount of intangible assets as of December 31, 2002 is expected to be $20.2 million for 2003, $19.1 million for 2004, $18.4 million for 2005, $17.3 million for 2006 and $15.4 million for 2007.

     The Company has trademarks associated with its 2001 acquisition of the Johnson Screens division from Vivendi Environnement, which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks are classified in Other Intangible Assets, Net on the accompanying Consolidated Balance Sheets and had a carrying value of $8.0 million at December 31, 2002 and $9.7 million at December 31, 2001. The estimated fair market value of intangible assets obtained through acquisitions consummated in the preceding twelve months are based on preliminary information which is subject to change when final valuations are obtained.

     On March 1, 2002, the Company obtained a worldwide license to Shell Technology Ventures' ("Shell") expandable technology. Expandable technology refers to both slotted and solid expandables, related tools and accessories and specialized expansion systems. Under the terms of the agreement, the Company received a global license to Shell's existing and future expandable tubular intellectual property and immediate access to the U.S. market for use of its Completion Systems Division's Expandable Sand Screen (ESS(TM)) system for consideration that included $65.0 million in cash, a $20.0 million promissory note, which was paid in 2002, and $57.0 million for a warrant to purchase 3.2 million Common Shares at $60 per share. This warrant was issued on February 28, 2002 and has a nine-year exercisable life beginning one year after the issue date. The warrant holder may exercise the warrant and settlement may occur through physical delivery, net share settlement, net cash settlement or a combination thereof. The warrant also may be converted into Common Shares at any time after the third anniversary of the issue date. The value of the warrant was determined using the Black-Scholes model. In addition, the Company received a 50% reduction in the royalty rate it historically paid on Shell licensed technology sales. This license is being amortized over the life of the agreement, which is 17 years.

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

12.  SHORT-TERM DEBT

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
2001 Multi-currency revolving credit facility with effective interest rates between 2.07% and 4.68% at December 31,
  2002 and 5.25% at December 31, 2001.......................  $124,880   $ 90,896
1998 Revolving credit facility with effective interest rates between 1.71% and 2.06% at December 31, 2002 and 2.34% at
  December 31, 2001.........................................   150,000     50,048
Short-term bank loans with effective interest rates between
  1.50% and 13.50% at December 31, 2002 and 1.63% and 8.15%
  at December 31, 2001......................................    75,304     22,528
                                                              --------   --------
                                                              $350,184   $163,472
                                                              ========   ========
Weighted average interest rate on short-term borrowings
  outstanding during the year...............................      3.19%      4.92%

     In April 2001, the Company entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. As of December 31, 2002, the Company had $125.1 million available under this agreement. This facility does not contain any provision which makes its availability dependent upon the Company's credit ratings; however, amounts outstanding accrue interest at a variable rate based on the borrower's applicable Eurocurrency rate and credit ratings assigned to the Company's long-term senior debt by Standard and Poor's and Moody's Investor Service. A commitment fee of 0.125% is payable quarterly on the unused portion of the facility. The facility contains customary affirmative and negative covenants and reflects the same covenant structure as the Company's existing $250.0 million revolving credit agreement, dated May 1998, which remains in effect. The Company was in compliance with these covenants as of December 31, 2002. The Company's weighted average interest rate was 4.37% and 5.56% for 2002 and 2001, respectively.

     In May 1998, the Company entered into a five-year unsecured credit agreement, which provides for borrowings of up to an aggregate of $250.0 million, consisting of $200.0 million in the U.S. and $50.0 million in Canada. Amounts outstanding under the facility accrue interest at a variable rate based on either the U.S. prime rate or LIBOR and the credit rating assigned to the Company's long-term senior debt. A commitment fee ranging from 0.09% to 0.20% per annum, depending on the credit ratings assigned to the Company's long-term senior debt, is payable quarterly on the unused portion of the facility. The facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on occurrence of indebtedness and a limitation on asset dispositions. The Company was in compliance with these covenants as of December 31, 2002. This facility does not contain any provision which makes its availability dependent upon the Company's credit ratings. As of December 31, 2002, $63.2 million was available under this facility due to $36.8 million being used to secure outstanding letters of credit. The Company's weighted average cost of borrowings under this facility was 2.23% and 4.47% for 2002 and 2001, respectively.

     The Company also engages in unsecured short-term borrowings with various institutions pursuant to uncommitted facilities. At December 31, 2002, the Company had $75.3 million in unsecured short-term borrowings outstanding under these arrangements. The weighted average interest rate was 3.56% and 5.09% for 2002 and 2001, respectively.

     The Company also has various uncommitted credit facilities available for stand-by letters of credit and bid and performance bonds. The Company had $42.8 million of such letters of credit and bid and performance bonds outstanding at December 31, 2002.

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

13.  LONG-TERM DEBT

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
6 5/8% Senior Notes due 2011................................  $347,288   $347,074
7 1/4% Senior Notes due 2006................................   213,673    200,950
Industrial Revenue Bonds with variable interest rates, 1.70%
  as of December 31, 2001...................................        --      8,730
Foreign bank and other debt, denominated in foreign
  currencies................................................    11,842     24,658
Capital lease obligations under various agreements..........    10,278     15,017
Other.......................................................     1,998      3,061
                                                              --------   --------
                                                               585,079    599,490
Less: amounts due in one year...............................    14,088     26,757
                                                              --------   --------
Long-term debt..............................................  $570,991   $572,733
                                                              ========   ========

     The following is a summary of scheduled long-term debt maturities by year (in thousands):

2003........................................................  $ 14,088
2004........................................................    10,374
2005........................................................     5,575
2006........................................................   203,049
2007........................................................     1,353
Thereafter..................................................   350,640
                                                              --------
                                                              $585,079
                                                              ========

  6 5/8% SENIOR NOTES

     On November 16, 2001, the Company completed a private placement of $350.0 million of 6 5/8% Senior Notes which are unsecured obligations of the Company. The interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year commencing on May 15, 2002. As evidenced by market transactions, the estimated fair value of the 6 5/8% Senior Notes was $383.4 million and $332.5 million as of December 31, 2002 and 2001, respectively.

  7 1/4% SENIOR NOTES

     The Company has outstanding $200.0 million of 7 1/4% Senior Notes which are unsecured obligations of the Company. Interest is payable semi-annually on May 15 and November 15. Based on the borrowing rates available to the Company, the fair value of the 7 1/4% Senior Notes was $222.8 million and $209.5 million at December 31, 2002 and 2001, respectively.

     During part of 2002, the Company had in effect two interest rate swap agreements entered into on November 15, 2001 and January 8, 2002, to reduce the exposure to changes in the fair value of the 7 1/4% Senior Notes and to take advantage of interest rates available in the economic environment during that period. In July 2001, the Company entered into a swap whereby it received interest at the fixed rate of 7 1/4% and paid a floating rate based on LIBOR. The hedges were considered perfectly effective against changes in the fair value of debt due to changes in the benchmark interest rate over its term. In accordance with SFAS No. 133, the shortcut method applies and there was no need to periodically reassess the effectiveness of the hedge during the term of the swaps. Under these agreements, the Company received interest at the fixed rate

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES of 7 1/4% and paid a floating rate based on LIBOR. The November 15, 2001 and January 8, 2002 swap agreements were terminated in October 2002, and the Company received $13.9 million in cash, resulting in a gain of $11.0 million. The July 2001 swap was terminated on November 15, 2001, and the Company adjusted the swap agreement to fair value and received $4.1 million in cash for the asset. The cash received was recorded against the fair market value of the agreements, and the resulting gain is being amortized over the remaining life of the 7 1/4% Senior Notes as an adjustment to Interest Expense on the accompanying Consolidated Statements of Operations.

     The effective rate for the 7 1/4% Senior Notes for the years ended December 31, 2002 and 2001 was 4.04% and 6.44%, respectively, after giving effect to the interest rate swaps.

14.  ZERO COUPON CONVERTIBLE SENIOR DEBENTURES

     On June 30, 2000, the Company completed a private placement of $910.0 million face amount of its Zero Coupon Debentures due 2020. The Zero Coupon Debentures were issued at a discount with an imputed 3% per annum interest rate. During 2002 and 2001, the Company amortized $15.8 million and $15.4 million, respectively, of the original issue discount. As of December 31, 2002 and 2001, the unamortized discount on the Zero Coupon Debentures was $369.6 million and $385.4 million, respectively.

     Holders may convert the Zero Coupon Debentures into Common Shares at any time before maturity at a conversion rate of 9.9970 shares per $1,000 principal amount at maturity or initially at a price of $55.1425 per Common Share. The effective conversion price will increase as the accreted value of the Zero Coupon Debentures increases. The Company may redeem any of the Zero Coupon Debentures on or after June 30, 2005 at the accreted amount at the time of redemption. Holders may require the Company to repurchase the Zero Coupon Debentures on June 30, 2005, June 30, 2010 and June 30, 2015 at the accreted amount. The Company may elect to repurchase the Zero Coupon Debentures for cash, Common Shares or a combination thereof. The Zero Coupon Debentures are unsecured ranking equal in right of payment with all other unsecured and unsubordinated indebtedness and will rank senior to any future subordinated indebtedness. As evidenced by market transactions, the estimated fair value of the Zero Coupon Debentures was $588.1 million and $534.5 million at December 31, 2002 and 2001, respectively.

15.  5% CONVERTIBLE SUBORDINATED PREFERRED EQUIVALENT DEBENTURES

     In November 1997, the Company completed a private placement of $402.5 million principal amount of Convertible Preferred Debentures due 2027. The net proceeds from the Convertible Preferred Debentures were $390.9 million. The conversion price of the Convertible Preferred Debentures, as adjusted for the Spin-off, is $53.34 per Common Share. The Convertible Preferred Debentures are redeemable by the Company at any time on or after November 4, 2000, at redemption prices described therein, and are subordinated in right of payment of principal and interest to the prior payment in full of certain existing and all future senior indebtedness of the Company. The Convertible Preferred Debentures bear interest at an annual rate of 5%, and the Company has the right to defer payments of interest by extending the quarterly interest payment period for up to 20 consecutive quarters at any time when the Company is not in default in the payment of interest. As evidenced by market transactions, the estimated fair value of the Convertible Preferred Debentures was $385.8 million and $347.1 million as of December 31, 2002 and 2001, respectively.

16.  SHAREHOLDERS' EQUITY

  AUTHORIZED SHARES

     As of December 31, 2001, the Company was authorized to issue 250,000,000 of Weatherford Inc. Common Shares and 3,000,000 of Weatherford Inc. $1.00 par value preferred shares. Upon consummation of the merger, the Company is authorized to issue 500,000,000 Common Shares and 10,000,000 undesignated

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES preference shares, $1.00 par value. During the three years ended December 31, 2002, no preferred shares were issued, except as noted below.

     As of December 31, 2000, the Company had authorized and issued one Series A Preferred Share in connection with its acquisition of Alpine. The former Alpine shareholders were issued exchangeable securities in one of the Company's Canadian subsidiaries that were exchangeable for Common Shares on a one-for-one basis. The Series A Preferred Share, issued to a trustee, entitled the trustee to vote essentially as a proxy for the former Alpine shareholders who had not yet exchanged their exchangeable securities into Common Shares. During 2001, the former Alpine shareholders exchanged all such securities and the Series A Preferred Share was canceled.

17.  COMPENSATION PLANS

  STOCK OPTION PLANS

     The Company has a number of stock option plans pursuant to which directors, officers and other key employees may be granted options to purchase Common Shares at the fair market value on the date of grant.

     The Company has in effect a 1991 Employee Stock Option Plan ("1991 ESO Plan"), a 1992 Employee Stock Option Plan ("1992 ESO Plan") and a 1998 Employee Stock Option Plan ("1998 ESO Plan"). Under these plans, options to purchase up to an aggregate of 25.2 million Common Shares may be granted to officers and key employees of the Company (including directors who are also key employees). At December 31, 2002, approximately 0.9 million shares were available for granting under such plans.

     In connection with the Spin-off, the stock options outstanding as of the Spin-off Date were adjusted such that 1998 ESO Plan option holders received options only in the company for which they worked. The exercise prices, as well as the number of shares under the 1998 ESO Plan, were adjusted so the options immediately before the Spin-off had equivalent economic terms to the options immediately after the Spin-off. Options holders of the 1991 ESO Plan and 1992 ESO Plan received options for both the Company and Grant Prideco. The exercise prices were adjusted so the options immediately before the Spin-off had equivalent economic terms to the options immediately after the Spin-off.

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

     Stock options vest after three to four years and expire after ten to fourteen years from the date of grant. Information about the stock option plans and predecessor plans for the three years ended December 31, 2002, is set forth below:

                                                                           WEIGHTED AVERAGE
                                            NUMBER OF       RANGE OF        EXERCISE PRICE
                                              SHARES     EXERCISE PRICES      PER SHARE
                                            ----------   ---------------   ----------------
Options outstanding, December 31, 1999....   7,547,323    $4.69-$50.50          $21.78
  Granted before Spin-off.................     394,000    35.75-50.50            39.08
  Exercised before Spin-off...............     (60,550)   27.11-44.01            38.17
  Terminated before Spin-off..............  (1,056,018)   12.37-40.76            21.08
  Adjustment for Spin-off.................   3,126,245   (1.69)-(18.14)          (8.24)
  Granted after Spin-off..................   5,640,000    35.88-47.63            36.84
  Exercised after Spin-off................    (291,058)    5.17-26.20            15.36
  Terminated after Spin-off...............    (227,205)   11.50-36.75            21.15
                                            ----------
Options outstanding, December 31, 2000....  15,072,737     3.00-47.63            22.82
  Granted.................................   8,686,500    23.77-53.67            25.96
  Exercised...............................  (1,109,153)    3.00-26.12            11.91
  Terminated..............................    (562,084)   11.50-50.00            21.13
                                            ----------
Options outstanding, December 31, 2001....  22,088,000     4.41-53.67            24.64
  Granted.................................     711,500    32.72-46.49            38.38
  Exercised...............................  (2,148,564)   10.89-36.75            16.01
  Terminated..............................    (477,494)   23.77-46.18            31.01
                                            ----------
Options outstanding, December 31, 2002....  20,173,442     4.41-53.67            25.86
                                            ==========

                          OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                 -------------------------------------   -------------------------------------
                                WEIGHTED     WEIGHTED                   WEIGHTED     WEIGHTED
                   NUMBER        AVERAGE      AVERAGE      NUMBER        AVERAGE      AVERAGE
                 OUTSTANDING    REMAINING    EXERCISE    EXERCISABLE    REMAINING    EXERCISE
   RANGE OF         AS OF      CONTRACTUAL   PRICE PER      AS OF      CONTRACTUAL   PRICE PER
EXERCISE PRICES  12/31/2002       LIFE         SHARE     12/31/2002       LIFE         SHARE
---------------  -----------   -----------   ---------   -----------   -----------   ---------
 $4.41-$11.62     3,714,750        7.77       $11.06      3,714,750        7.77       $11.06
 14.82- 22.91     1,463,540        9.37        19.25      1,410,483        9.34        19.11
 23.11- 34.56     8,544,402       12.26        24.66        573,288        9.35        24.51
 35.47- 53.67     6,450,750       10.78        37.45        107,500       10.49        36.75
                 ----------                               ---------
  4.41- 53.67    20,173,442       10.75        25.86      5,806,021        8.36        14.82
                 ==========                               =========

     The options exercisable as of December 31, 2001 and 2000 were 5.5 million and 1.6 million, respectively.

  EXECUTIVE DEFERRED COMPENSATION PLAN

     In May 1992, the Company's shareholders approved the Executive Deferred Compensation Stock Ownership Plan (the "EDC Plan"). Under the EDC Plan, a portion of the compensation for certain key employees of the Company, including officers and employee directors, can be deferred for payment after retirement or termination of employment.

     The Company has established a grantor trust to fund the benefits under the EDC Plan. The funds provided to such trust are invested by a trustee independent of the Company in Common Shares, which are

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES purchased by the trustee on the open market. The assets of the trust are available to satisfy the claims of all general creditors of the Company in the event of bankruptcy or insolvency. Accordingly, the Common Shares held by the trust and the liability of the Company under the EDC Plan are included in the accompanying Consolidated Balance Sheets as Treasury Shares, Net.

  RETIREMENT AND EMPLOYEE BENEFIT PLANS

     The Company has defined contribution plans covering certain of its employees. Contribution expenses related to these plans totaled $10.4 million, $6.7 million and $4.5 million in 2002, 2001 and 2000, respectively.

18.  INCOME TAXES

     The components of Income (Loss) before Income Taxes and Minority Interest were as follows:

                                                         2002        2001      2000
                                                       ---------   --------   -------
                                                               (IN THOUSANDS)
Domestic.............................................  $(154,828)  $186,715   $53,978
Foreign..............................................    144,993    151,872    17,297
                                                       ---------   --------   -------
                                                       $  (9,835)  $338,587   $71,275
                                                       =========   ========   =======

     The Company's income tax benefit (provision) from continuing operations consisted of the following:

                                                       2002       2001        2000
                                                     --------   ---------   ---------
                                                              (IN THOUSANDS)
Current:
  U.S. federal and state income taxes..............  $(29,468)  $ (21,215)  $  (3,602)
  Foreign..........................................   (59,974)    (51,459)    (30,883)
                                                     --------   ---------   ---------
     Total Current.................................   (89,442)    (72,674)    (34,485)
                                                     --------   ---------   ---------
Deferred:
  U.S. federal.....................................    84,904     (35,415)    (84,137)
  Foreign..........................................     8,894     (14,959)      9,172
                                                     --------   ---------   ---------
     Total Deferred................................    93,798     (50,374)    (74,965)
                                                     --------   ---------   ---------
                                                     $  4,356   $(123,048)  $(109,450)
                                                     ========   =========   =========

     In 2000, an income tax benefit of $0.9 million was recorded on the loss from discontinued operations.

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

     The difference between the tax benefit (provision) at the statutory federal income tax rate and the tax benefit (provision) attributable to Income (Loss) Before Income Taxes and Minority Interest for the three years ended December 31, 2002 is analyzed below:

                                                       2002       2001        2000
                                                     --------   ---------   ---------
                                                              (IN THOUSANDS)
Statutory federal income tax rate..................  $  3,442   $(118,505)  $ (24,946)
Effect of state income tax, net and alternative
  minimum tax......................................       101      (1,667)         98
Effect of domestic non-deductible expenses.........        69      (5,144)     (9,930)
Change in valuation allowance......................   (12,859)     (2,646)       (568)
Effect of foreign income tax, net..................      (947)     (1,230)         96
Effect of prior year audit resolutions.............     9,352          --          --
Effect of deconsolidation of business..............        --          --     (76,517)
Other..............................................     5,198       6,144       2,317
                                                     --------   ---------   ---------
                                                     $  4,356   $(123,048)  $(109,450)
                                                     ========   =========   =========

     Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which the Company has operations.

     Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting. The components of the net deferred tax asset (liability) attributable to continuing operations were as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2002       2001
                                                              --------   ---------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Domestic and foreign operating losses.....................  $ 31,693   $  21,352
  Accrued liabilities and reserves..........................    73,678      47,365
  Tax credits...............................................    15,696      21,806
  Unremitted foreign earnings...............................     1,272       7,220
  Goodwill..................................................        --       4,532
  Other differences between financial and tax basis.........     6,464       8,504
  Differences between financial and tax basis inventory.....    31,685      21,675
  Valuation allowance.......................................   (42,049)    (29,885)
                                                              --------   ---------
     Total deferred tax assets..............................   118,439     102,569
                                                              --------   ---------
Deferred tax liabilities:
  Property, plant and equipment.............................   (31,886)    (35,549)
  Goodwill..................................................   (19,659)         --
  Other differences between financial and tax basis.........        --     (79,160)
                                                              --------   ---------
     Total deferred tax liability...........................   (51,545)   (114,709)
                                                              --------   ---------
Net deferred tax asset (liability)..........................  $ 66,894   $ (12,140)
                                                              ========   =========

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

     The change in valuation allowance in 2002 primarily relates to operating loss carryforwards ("NOL") in certain non-U.S. jurisdictions where the ultimate realization of the deferred tax asset depends on the ability to generate sufficient taxable income of the appropriate character in the future.

     The Company has provided additional taxes for the anticipated repatriation of earnings of its foreign subsidiaries.

     At December 31, 2002, the Company had $100.6 million of net operating losses, $5.5 million of which were generated by certain domestic subsidiaries prior to their acquisition by the Company. The use of these acquired domestic net operating losses is subject to limitations imposed by the Internal Revenue Code and is also restricted to the taxable income of the subsidiaries generating the losses. Loss carryforwards, if not utilized, will expire at various dates from 2003 through 2025.

     At December 31, 2002, the Company had approximately $8.3 million of foreign tax credits to offset future payments of federal income taxes. The foreign tax credits expire in varying amounts through 2006.

19.  DISPUTES, LITIGATION AND CONTINGENCIES

  LITIGATION AND OTHER DISPUTES

     The Company is aware of various disputes and potential claims and is a party in various litigation involving claims against the Company, some of which are covered by insurance. Based on facts currently known, the Company believes that the ultimate liability, if any, which may result from known claims, disputes and pending litigation, would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  INSURANCE

     The Company is self-insured for general liability, vehicle liability, group medical and for workers' compensation claims for certain of its employees. The amounts in excess of the self-insured levels are fully insured. Self-insurance accruals are based on claims filed and an estimate for significant claims incurred but not reported. Although the Company believes adequate reserves have been provided for expected liabilities arising from its self-insured obligations, it is reasonably possible that management's estimates of these liabilities will change over the near term as circumstances develop.

20.  COMMITMENTS

  OPERATING LEASES

     The Company is committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property. Future minimum rental commitments under noncancelable operating leases are as follows (in thousands):

2003........................................................  $ 24,322
2004........................................................    19,418
2005........................................................    16,046
2006........................................................    13,469
2007........................................................    11,991
Thereafter..................................................    58,294
                                                              --------
                                                              $143,540
                                                              ========

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

     Total rent expense incurred under operating leases attributable to continuing operations was approximately $41.3 million, $31.9 million and $38.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  SALE AND LEASEBACK OF EQUIPMENT

     The Company's Compression Services Division entered into various sale and leaseback arrangements where it sold compressors and received cash equal to the appraised value of $299.9 million through the merger date with Universal. Under these arrangements, legal title to the compression units was sold to third parties and leased back to the division under a five-year operating lease with a market-based purchase option. Total lease expense incurred under these arrangements was approximately $2.5 million and $21.3 million for the years ended December 31, 2001 and 2000, respectively. The lease expense is classified as Cost of Services and Rentals in the accompanying Consolidated Statements of Operations.

21.  RELATED PARTY TRANSACTIONS

     A member of the Company's Board of Directors is the Chief Executive Officer of First Reserve Corporation. First Reserve Corporation beneficially owns certain convertible preferred securities of CiDRA Corporation, which are convertible into less than 10% of CiDRA Corporation's common stock on a fully diluted and convertible basis. The purchase price for the Company's 2001 acquisition of CiDRA (See Note 6) was determined through a competitive bid process conducted by a third-party investment banking firm. The member of the Company's Board of Directors did not participate or vote in the meeting of the Company's Board of Directors in which the acquisition of CiDRA was discussed and approved. During 2002, the Company purchased a related business from CiDRA Corporation for $4.8 million. The member of the Company's Board of Directors did not participate in the Company's consideration or approval of such transaction.

     During 2002, the Company sold one of its businesses to an employee for a note receivable of $9.9 million. The terms of the transaction were negotiated on an arms-length basis.

     The Company incurred legal fees of $2.0 million and $3.1 million during 2001 and 2000, respectively, with a law firm in which a former executive officer of the Company was a partner.

     During 2001, the Company paid Lehman Brothers, Inc. ("Lehman") approximately $1.1 million for fees associated with an acquisition and $0.9 million associated with the private placement of its 6 5/8% Senior Notes (See
Note 13). The Company also entered into interest rate swap agreements for its 7 1/4% Senior Notes (See Note 13) with Lehman during 2001. Two members of the Company's Board of Directors are also managing directors of Lehman. All fee arrangements and terms associated with these transactions were on terms standard in the industry.

22.  SEGMENT INFORMATION

  GEOGRAPHIC SEGMENTS

     Financial information by geographic segment, as provided to the chief operating decision maker, for each of the three years ended December 31, 2002, is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products and performance of services. Long-lived assets are

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES long-term assets excluding deferred tax assets of $18.3 million, $13.8 million and $60.2 million at December 31, 2002, 2001 and 2000, respectively, and net assets of discontinued operations.

                            REVENUES FROM UNAFFILIATED CUSTOMERS            LONG-LIVED ASSETS
                            ------------------------------------   ------------------------------------
                               2002         2001         2000         2002         2001         2000
                            ----------   ----------   ----------   ----------   ----------   ----------
                                                          (IN THOUSANDS)
United States.............  $  774,345   $  949,342   $  794,567   $1,897,910   $1,899,959   $1,106,303
Canada....................     320,851      333,417      364,015      404,640      397,548      399,225
Latin America.............     204,646      248,720      179,683      152,895      159,395      221,259
Europe and West Africa....     436,176      355,852      204,788      526,804      423,421      291,857
Middle East and North
  Africa..................     291,771      214,040      146,931      139,479       94,624       52,471
Asia Pacific..............     301,141      227,344      124,277       95,734       76,294       88,673
                            ----------   ----------   ----------   ----------   ----------   ----------
                            $2,328,930   $2,328,715   $1,814,261   $3,217,462   $3,051,241   $2,159,788
                            ==========   ==========   ==========   ==========   ==========   ==========

  MAJOR CUSTOMERS AND CREDIT RISK

     Substantially all of the Company's customers are engaged in the energy industry. This concentration of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral in support of its trade receivables. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company's expectations. Foreign sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds, result in the deprivation of contract rights or the taking of property without fair consideration. Most of the Company's foreign sales, however, are to large international companies or are secured by letters of credit or similar arrangements.

     In 2002, 2001 and 2000, there was no individual customer who accounted for 10% or greater of consolidated revenues.

  BUSINESS SEGMENTS

     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in virtually every oil and gas exploration and production region in the world. The Company divides its business segments into three separate groups as defined by the chief operating decision maker: Drilling and Intervention Services, Completion Systems and Artificial Lift Systems. The Company also historically operated a Compression Services segment. The amounts reported for this segment include results through February 9, 2001 (See Note 4).

     The Company's Drilling and Intervention Services segment provides a wide range of oilfield products and services, including drilling services and equipment, well installation services and cementing products, fishing and intervention services and pipeline and specialty services.

     The Company's Completion Systems segment provides completion products and systems including cased hole systems, liner systems, flow control systems, sand screens, expandable sand screen systems, expandable solid tubular systems and intelligent completion technologies.

     The Company's Artificial Lift Systems segment designs, manufactures, sells and services a complete line of artificial lift equipment, including progressing cavity pumps, reciprocating rod lift systems, gas lift systems, electrical submersible pumps and production optimization services and automation and monitoring of wellhead production. This segment also provides screens for industrial applications.

     The Company's Compression Services segment historically packaged, rented and sold parts and provided services for gas compressor units over a broad horsepower range.

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

     Financial information by industry segment for each of the three years ended December 31, 2002 is summarized below. The total assets do not include the net assets of discontinued operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                 DRILLING AND                ARTIFICIAL
                                 INTERVENTION   COMPLETION      LIFT      COMPRESSION
                                   SERVICES      SYSTEMS      SYSTEMS      SERVICES     CORPORATE(a)     TOTAL
                                 ------------   ----------   ----------   -----------   ------------   ----------
                                                                  (IN THOUSANDS)
2002
  Revenues from unaffiliated
    customers..................   $1,269,883    $  366,564    $692,483     $     --      $      --     $2,328,930
  Non-recurring and asset
    impairment charges.........        1,985         6,390       7,161           --            (99)        15,437
  Depreciation and
    amortization...............      154,387        34,408      23,199           --          2,924        214,918
  Operating income (loss)......      219,041        (2,367)     85,464           --       (236,751)        65,387
  Total assets.................    2,101,920     1,016,027     927,532           --        449,510      4,494,989
  Capital expenditures for
    property, plant and
    equipment..................      151,025        39,212      36,817           --         41,633        268,687
  Non-cash portion of non-
    recurring charge...........          942         3,761       7,133           --           (147)        11,689
2001
  Revenues from unaffiliated
    customers..................   $1,340,140    $  350,685    $610,951     $ 26,939      $      --     $2,328,715
  Depreciation and
    amortization...............      137,816        30,687      28,850        4,184          6,592        208,129
  Operating income (loss)......      320,092        25,880      82,240         (597)       (18,141)       409,474
  Total assets.................    1,976,378       853,718     930,674           --        535,592      4,296,362
  Capital expenditures for
    property, plant and
    equipment..................      241,421        44,594      23,464        5,675         24,271        339,425
2000
  Revenues from unaffiliated
    customers..................   $  884,170    $  218,040    $477,216     $234,835      $      --     $1,814,261
  Non-recurring and asset
    impairment charges.........           --            --          --       16,301         40,017         56,318
  Depreciation and
    amortization...............      104,489        26,906      26,879       37,750          3,085        199,109
  Operating income (loss)......      169,836        (7,908)     41,569       (9,578)       (73,591)       120,328
  Total assets.................    1,283,123       540,163     724,523      614,133        299,637      3,461,579
  Capital expenditures for
    property, plant and
    equipment..................      123,402        34,735      23,625       79,906          4,892        266,560
  Non-cash portion of
    impairment charges.........           --            --          --       16,301         35,363         51,664

---------------

(a) Includes Equity in (Earnings) Losses of Unconsolidated Affiliates, Net of Impairment Charge. During 2002, the Company recorded an impairment charge of $217.1 million, $146.2 million net of taxes, for its investment in Universal.

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

23.  CONSOLIDATING FINANCIAL STATEMENTS

     As part of the June 26, 2002 reorganization, Weatherford Limited ("Parent") guaranteed, on a full and unconditional basis, certain indebtedness of its indirect wholly owned subsidiary, Weatherford Inc. ("Issuer") (See Note 2). The following consolidating financial information for Parent and Issuer and all other subsidiaries has been provided.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                              OTHER
                                   PARENT       ISSUER     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATION
                                 ----------   ----------   ------------   ------------   -------------
                                                ASSETS
Current Assets
  Cash and Cash Equivalents....  $       --   $   48,825    $       12    $        --     $   48,837
  Intercompany Receivables.....      92,613       12,886            --       (105,499)            --
  Other Current Assets.........          --    1,187,498        22,904             --      1,210,402
                                 ----------   ----------    ----------    -----------     ----------
                                     92,613    1,249,209        22,916       (105,499)     1,259,239
                                 ----------   ----------    ----------    -----------     ----------
Equity Investments in
  Unconsolidated Affiliates....     275,983        9,918            --             --        285,901
Intercompany Investments in
  Affiliates...................     700,346           12     2,800,668     (3,501,026)            --
Shares Held in Parent..........          --      258,125            --       (258,125)            --
Intercompany Notes
  Receivable...................   1,400,000      299,063            --     (1,699,063)            --
Other Assets...................          --    2,949,849            --             --      2,949,849
                                 ----------   ----------    ----------    -----------     ----------
                                 $2,468,942   $4,766,176    $2,823,584    $(5,563,713)    $4,494,989
                                 ==========   ==========    ==========    ===========     ==========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-Term Borrowings and
     Current Portion of
     Long-term Debt............  $       --   $  364,272    $       --    $        --     $  364,272
  Accounts Payable and Other
     Current Liabilities.......       3,752      509,453            --             --        513,205
  Intercompany Payables........          --       40,060        65,439       (105,499)            --
                                 ----------   ----------    ----------    -----------     ----------
                                      3,752      913,785        65,439       (105,499)       877,477
                                 ----------   ----------    ----------    -----------     ----------
Long-Term Debt.................          --    1,513,907            --             --      1,513,907
Intercompany Notes Payable.....     299,063           --     1,400,000     (1,699,063)            --
Other Long-Term Liabilities....          --      129,109            --             --        129,109
Shareholders' Equity...........   2,166,127    2,209,375     1,358,145     (3,759,151)     1,974,496
                                 ----------   ----------    ----------    -----------     ----------
                                 $2,468,942   $4,766,176    $2,823,584    $(5,563,713)    $4,494,989
                                 ==========   ==========    ==========    ===========     ==========

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                               OTHER
                                    PARENT      ISSUER      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATION
                                   --------   -----------   ------------   ------------   -------------
Revenues.........................  $     --   $ 2,328,930     $     --      $      --      $ 2,328,930
Costs and Expenses...............        --    (2,069,543)          --         14,190       (2,055,353)
Equity in Earnings (Losses) of
  Unconsolidated Affiliates, Net
  of Impairment Charge...........   (23,080)       16,787           --       (186,460)        (192,753)
Non-recurring and Asset
  Impairment Charges.............        --       (15,437)          --             --          (15,437)
Loss on Sale to Parent...........        --      (186,460)          --        186,460               --
                                   --------   -----------     --------      ---------      -----------
Operating Income (Loss)..........   (23,080)       74,277           --         14,190           65,387
                                   --------   -----------     --------      ---------      -----------
Other Income (Expense):
  Interest Expense, Net..........        --       (82,882)          --             --          (82,882)
  Intercompany Charges, Net......    47,993        17,446      (65,439)            --               --
  Other, Net.....................        --         7,660           --             --            7,660
                                   --------   -----------     --------      ---------      -----------
Income (Loss) Before Income Taxes
  and Minority Interest..........    24,913        16,501      (65,439)        14,190           (9,835)
(Provision) Benefit for Income
  Taxes..........................    (3,750)      (14,798)      22,904             --            4,356
                                   --------   -----------     --------      ---------      -----------
Income (Loss) Before Minority
  Interest.......................    21,163         1,703      (42,535)        14,190           (5,479)
Minority Interest, Net...........        --          (551)          --             --             (551)
                                   --------   -----------     --------      ---------      -----------
Net Income (Loss)................  $ 21,163   $     1,152     $(42,535)     $  14,190      $    (6,030)
                                   ========   ===========     ========      =========      ===========

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                      OTHER
                                             PARENT     ISSUER     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATION
                                            --------   ---------   ------------   ------------   -------------
Cash Flows from Operating Activities:
  Net Income (Loss).......................  $ 21,163   $   1,152     $(42,535)     $  14,190       $  (6,030)
  Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided by
    Operating Activities:
    Equity in (Earnings) Losses of
      Unconsolidated Affiliates, Net of
      Impairment Charge...................    23,080     (16,787)          --        186,460         192,753
    Non-cash Portion of Non-recurring and
      Asset Impairment Charges............        --      11,689           --             --          11,689
    Loss on Sale to Parent................        --     186,460           --       (186,460)             --
    Charges from Parent or Subsidiary.....   (47,993)    (17,446)      65,439             --              --
    Deferred Income Tax Benefit...........        --     (93,798)          --             --         (93,798)
    Other Adjustments.....................     3,750     198,547      (22,904)       (14,190)        165,203
                                            --------   ---------     --------      ---------       ---------
      Net Cash Provided by Operating
         Activities.......................        --     269,817           --             --         269,817
                                            --------   ---------     --------      ---------       ---------
Cash Flows from Investing Activities:
  Acquisition of Businesses, Net of Cash
    Acquired..............................        --    (111,754)          --             --        (111,754)
  Capital Expenditures for Property, Plant
    and Equipment.........................        --    (268,687)          --             --        (268,687)
  Acquisition of License..................        --     (65,000)          --             --         (65,000)
  Proceeds from Sales of Assets...........        --      40,654           --             --          40,654
  Capital Contribution to Subsidiary......       (12)        (12)          --             24              --
                                            --------   ---------     --------      ---------       ---------
    Net Cash Provided (Used) by Investing
      Activities..........................       (12)   (404,799)          --             24        (404,787)
                                            --------   ---------     --------      ---------       ---------
Cash Flows from Financing Activities:
  Repayments on Asset Securitization......        --     (71,846)          --             --         (71,846)
  Borrowings of Short-Term Debt, Net......        --     165,104           --             --         165,104
  Repayments on Long-Term Debt............        --     (29,738)          --             --         (29,738)
  Purchase of Treasury Shares.............        --      (2,703)          --             --          (2,703)
  Proceeds from Exercise of Stock
    Options...............................        --      34,410           --             --          34,410
  Proceeds from Capital Contribution......        12          --           12            (24)             --
  Other...................................        --      (1,271)          --             --          (1,271)
                                            --------   ---------     --------      ---------       ---------
    Net Cash Provided (Used) by Financing
      Activities..........................        12      93,956           12            (24)         93,956
                                            --------   ---------     --------      ---------       ---------
Effect of Exchange Rate, Charges on Cash
  and Cash Equivalents....................        --       1,019           --             --           1,019
Net Increase (Decrease) in Cash and Cash
  Equivalents.............................        --     (40,007)          12             --         (39,995)
Cash and Cash Equivalents at Beginning of
  Year....................................        --      88,832           --             --          88,832
                                            --------   ---------     --------      ---------       ---------
Cash and Cash Equivalents at End of
  Year....................................  $     --   $  48,825     $     12      $      --       $  48,837
                                            ========   =========     ========      =========       =========

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

24.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tabulation sets forth unaudited quarterly financial data for 2002 and 2001.

                                        1ST QTR.   2ND QTR.   3RD QTR.    4TH QTR.     TOTAL
                                        --------   --------   ---------   --------   ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2002
  Revenues............................  $568,249   $593,866   $ 584,930   $581,885   $2,328,930
  Gross Profit........................   192,572    196,622     182,250    175,344      746,788
  Equity in Earnings (Losses) of
     Unconsolidated Affiliates, Net of
     Impairment Charge................     6,853      6,342    (211,611)     5,663     (192,753)
  Non-recurring and Asset Impairment
     Charges..........................        --         --      15,437         --       15,437
  Net Income (Loss)...................    45,219     38,852    (121,642)    31,541       (6,030)
  Basic Earnings (Loss) Per Share.....      0.38       0.32       (1.01)      0.26        (0.05)
  Diluted Earnings (Loss) Per Share...      0.36       0.31       (1.01)      0.25        (0.05)
2001
  Revenues............................  $526,158   $573,000   $ 608,621   $620,936   $2,328,715
  Gross Profit........................   184,144    215,279     225,870    221,444      846,737
  Equity in Earnings of Unconsolidated
     Affiliates.......................     2,758      5,003       6,947      6,820       21,528
  Net Income..........................    43,510     56,436      60,181     54,524      214,651
  Basic Earnings Per Share............      0.39       0.50        0.52       0.47         1.88
  Diluted Earnings Per Share..........      0.37       0.46        0.49       0.44         1.76

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3), information on directors and executive officers of the Registrant will be filed in an amendment to Form 10-K or incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3), information on executive compensation will be filed in an amendment to Form 10-K or incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3), information on security ownership of certain beneficial owners and management will be filed in an amendment to Form 10-K or incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

EQUITY COMPENSATION PLAN INFORMATION

     As of December 31, 2002, the Company had the following compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

                                                                                NUMBER OF SHARES
                                                                             REMAINING AVAILABLE FOR
                                 NUMBER OF SHARES                             FUTURE ISSUANCE UNDER
                                   TO BE ISSUED         WEIGHTED AVERAGE       EQUITY COMPENSATION
                                 UPON EXERCISE OF      EXERCISE PRICE OF        PLANS (EXCLUDING
                               OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SHARES REFLECTED IN THE
PLAN CATEGORY                  WARRANTS AND RIGHTS    WARRANTS AND RIGHTS         FIRST COLUMN)
-------------                  --------------------   --------------------   -----------------------
Equity compensation plans
  approved by shareholders...          792,803               $13.22                       --
Equity compensation plans not
  approved by
  shareholders(a)............       22,612,853               $31.17                  874,816
                                    ----------                                       -------
Total........................       23,405,656               $30.56                  874,816
                                    ==========                                       =======

---------------

(a) The Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended (the "Plan"), is administered by the Compensation Committee of the Board of Directors, and all employees are eligible to receive options under the Plan. The Plan provides for the grant of nonqualified options to purchase common shares of Weatherford International Ltd. The price at which shares may be purchased is based on the market price of the shares and cannot be less than the aggregate par value of the shares on the date the option was granted. Unless otherwise provided in an option agreement, no option may be exercised after one day less than 10 years from the date of vesting. Options generally become fully exercisable after three to four years from the date of grant, subject to earlier vesting in the event of the death, disability or retirement of the employee or in the event of a change of control of the Company. The Plan provides for the grant of options to purchase up to 22,000,000 shares. As of December 31, 2002, there were options to purchase an aggregate of 18,252,479 common shares outstanding under this Plan, of which options to purchase an aggregate of 4,357,794 common shares were vested.

     On September 8, 1998, July 5, 2000 and September 26, 2001, the Company granted to each of its directors other than Bernard Duroc-Danner an option or warrant to purchase 93,632, 60,000 and 60,000 common shares, respectively, at a purchase price per share equal to $11.615, $36.75 and $23.77, respectively, which was the fair market value of our common shares as of the day we granted the options or warrant. The options and warrants were issued under agreements between us and the directors. Each option or warrant is exercisable for a period of ten years from the date which it becomes fully exercisable. The options and warrant granted on September 8, 1998 and July 5, 2000 become fully exercisable three years from the date of grant, and the options and warrant granted on September 26, 2001 become fully exercisable four years from the date of grant, in each case subject to earlier vesting in the event of the death, disability or retirement of the optionee or warrantholder or a change of control of the Company. Under these agreements there were options and warrants to purchase an aggregate of 1,128,160 common shares outstanding as of December 31, 2002, of which options and warrants to purchase an aggregate of 655,424 common shares were vested.

     Under our Non-Employee Director Deferred Compensation Plan, each non-employee director may elect to defer up to 7.5% of any fees paid by the Company. The deferred fees are converted into non-monetary units representing common shares that could have been purchased with the deferred fees based on the average of the high and low market price of the common shares on the last day of the month in which fees were deferred. If a non-employee director elects to defer at least 5% of his fees, the Company will make an additional contribution to the director's account equal to the sum of (1) 7.5% of the director's fees plus (2) the amount of fees deferred by the director. The non-employee directors are fully vested at all times. The Company's directors may generally determine when distributions will be made from the plan. The amount of the distribution will be a number of common shares equal to the number of units at the time of distribution. Distributions are made in common shares.

     The Company established its Foreign Executive Deferred Compensation Stock Ownership Plan for key foreign employees. Under the Company's Foreign Executive Deferred Compensation Stock Ownership Plan, the Company contributes 15% of each participant's total salary, bonus and commission compensation each year. The Company's contributions vest over a five-year period on the basis of 20% per year for each year of service. Under the Foreign Executive Deferred Compensation Stock Ownership Plan, the Company's contributions are converted into non-monetary units equal to the number of common shares that could have been purchased with the amounts contributed based on the average closing price of the common shares for each day of the month in which contributions are made. Distributions are made under the Foreign Executive Deferred Compensation Stock Ownership Plan after a participant retires, becomes disabled or dies or after his employment is terminated. Distributions under the Foreign Executive Deferred Compensation Stock Ownership Plan are made in a number of common shares equal to the number of units allocated to the participant's account at the time of distribution.

     On February 28, 2002, the Company issued Shell Technology Ventures Inc. a warrant to purchase 3,232,214 common shares at a price of $60.00 per share. The warrant has a nine-year exercisable life beginning one year after the issue date. The warrant holder may exercise the warrant and settlement may occur through physical delivery, net share settlement, net cash settlement or a combination thereof. The warrant also may be converted into common shares at any time after the third anniversary of the issue date. The number of common shares issuable upon conversion would be equal to the Black-Scholes value of the warrant divided by the average of the closing price of common shares for the 10-day period prior to the date of conversion.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3), information on certain relationships and related transactions will be filed in an amendment to Form 10-K or incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings. There was no significant changes in the Company's internal controls, or in other factors that could significantly affect the Company's internal controls, subsequent to the date of the Company's evaluation.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report or incorporated herein by reference:

          1. The consolidated financial statements of the Company listed on page 41 of this report.

          2. The financial statement schedule on page 86 of this report.

          3. The exhibits of the Company listed below under Item 15(c).

     (b) Reports on Form 8-K

          1. Current Report on form 8-K dated October 24, 2002, announcing the Company's earnings for the quarter ended September 30, 2002.

          2. Current Report on Form 8-K dated October 8, 2002, announcing the following:

           (i) a non-recurring charge of approximately $155 million, net of taxes, related essentially to a write-down of the Company's equity investment in Universal compression Holdings, Inc., and

           (ii) comments on the Company's third and fourth quarter earnings outlook.

     (c) Exhibits

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
     2.1       Agreement and Plan of Merger dated May 8, 2002, among
               Weatherford International, Inc., Weatherford Merger, Inc.,
               Weatherford International Ltd. and Weatherford U.S. Holdings
               LLC (incorporated by reference to Exhibit 2.1 to Amendment
               No. 1 to the Registration Statement on Form S-4 (Reg. No.
               333-85644) filed on May 22, 2002).
     2.2       Agreement and Plan of Merger dated October 23, 2000, by and among Weatherford International, Inc., WEUS Holding, Inc.,
               Enterra Compression Company, Universal Compression Holdings,
               Inc. and Universal Compression, Inc. (incorporated by
               reference to Exhibit 10.1 to the Current Report on Form 8-K of Universal Compression Holdings, Inc. (File No. 1-15843)
               and Universal Compression, Inc. (File No. 333-48279) filed
               October 26, 2000).
     2.3       Purchase Agreement dated as of October 23, 2000, by and
               among Weatherford International, Inc., WEUS Holding, Inc.,
               Enterra Compression Company, Global Compression Services,
               Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit F to the Schedule 13D, with respect to the common stock of Universal Compression Holdings, Inc., filed by Weatherford International, Inc. and WEUS Holding,
               Inc. on November 2, 2000).

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
     2.4       Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc.
               (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant's Current Report on Form 8-K on Form 8-K/A
               (File No. 1-13086) filed March 9, 1998).
     2.5       Amendment No. 1 dated as of April 17, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, by and between
               EVI, Inc. and Weatherford Enterra, Inc. (incorporated by
               reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K (File No. 1-13086) filed April 21, 1998).
     2.6       Amendment No. 2 dated as of April 22, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, as amended by and between EVI, Inc. and Weatherford Enterra, Inc.
               (incorporated by reference to Exhibit 2.3 to the
               Registrant's Current Report on Form 8-K (File No. 1-13086)
               filed April 23, 1998).
     3.1       Memorandum of Association of Weatherford International Ltd.
               (incorporated by reference to Annex II to the proxy
               statement/prospectus included in Amendment No. 1 to the
               Registration Statement on Form S-4 (Reg. No. 333-85644)
               filed on May 22, 2002).
     3.2       Memorandum of Increase of Share Capital of Weatherford
               International Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No.
               333-85644) filed on May 22, 2002).
     3.3       Bye-laws of Weatherford International Ltd. (incorporated by reference to Annex III to the proxy statement/prospectus
               included in Amendment No.1 to the Registration Statement on
               Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
     4.1       See Exhibits 3.1, 3.2 and 3.3 for provisions of the
               Memorandum of Association and Bye-laws of Weatherford
               International Ltd. defining the rights of holders of common shares.
     4.2       Amendment No. 1 dated May 17, 2002, to Credit Agreement
               dated April 26, 2001, among Weatherford International, Inc.,
               Weatherford Eurasia Limited, Weatherford Eurasia B.V.,
               Weatherford International Ltd., the Lenders defined therein and Bank One, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 2002
               (File No. 1-13086) filed August 14, 2002).
     4.3       Amendment No. 1 dated May 17, 2002, to Amended and Restated
               Credit Agreement dated May 27, 1998, among Weatherford
               International, Inc., Weatherford Canada Ltd., Weatherford
               International Ltd., the Lenders defined therein, JPMorgan
               Chase Bank, as Administrative Agent for the U.S. Lenders,
               and The Bank of Nova Scotia, as Documentation Agent for the
               Lenders and as Agent for the Canadian Lenders (incorporated by reference to Exhibit 4.4 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 2002
               (File No. 1-13086) filed August 14, 2002).
     4.4       Amended and Restated Credit Agreement dated as of May 27,
               1998, among EVI Weatherford, Inc., EVI Oil Tools Canada
               Ltd., Chase Bank of Texas, National Association, as U.S.
               Administrative Agent, The Bank of Nova Scotia, as
               Documentation Agent and Canadian Agent, ABN AMRO Bank, N.V.,
               as Syndication Agent, and the other Lenders defined therein, including the forms of Notes (incorporated by reference to
               Exhibit 4.1 to the Registrant's Current Report on Form 8-K
               (File No. 1-13086) filed June 16, 1998).
     4.5       Credit Agreement dated April 26, 2001, among Weatherford
               International, Inc., Weatherford Eurasia Limited,
               Weatherford Eurasia B.V., Bank One, NA, as Administrative
               Agent and Lender, The Royal Bank of Scotland plc, as
               Documentation Agent and Lender, Royal Bank of Canada, as
               Syndication Agent and Lender, ABN AMRO Bank N.V., as
               Syndication Agent and Lender, Banc One Capital Markets,
               Inc., as Lead Arranger and Sole Book Runner, and the other
               Lenders defined therein (incorporated by reference to
               Exhibit 4.4 to the Registration Statement on Form S-3 (Reg.
               No. 333-60648) filed May 10, 2001).
     4.6       Indenture dated May 17, 1996, between Weatherford Enterra,
               Inc. and Bank of Montreal Trust Company, as Trustee
               (incorporated by reference to Exhibit 4.1 to Weatherford
               Enterra, Inc.'s Current Report on Form 8-K (File No. 1-7867)
               filed May 31, 1996).

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
     4.7       First Supplemental Indenture dated and effective as of May
               27, 1998, by and among EVI Weatherford, Inc., the successor by merger to Weatherford Enterra, Inc., and Bank of Montreal
               Trust Company, as Trustee (incorporated by reference to
               Exhibit No. 4.1 to the Registrant's Current Report on Form
               8-K (File No. 1-13086) filed June 2, 1998).
     4.8       Second Supplemental Indenture dated June 30, 2000, between
               Weatherford International, Inc. and The Bank of New York, as
               successor trustee to Bank of Montreal Trust (including form of Debenture) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No.
               1-13086) filed July 10, 2000).
     4.9       Third Supplemental Indenture dated November 16, 2001,
               between Weatherford International, Inc. and The Bank of New
               York, as Trustee (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Reg. No.
               333-73770) filed November 20, 2001).
     4.10      Fourth Supplemental Indenture dated June 26, 2002, among
               Weatherford International, Inc., Weatherford International
               Ltd. and The Bank of New York (as successor in interest to
               Bank of Montreal Trust Company) (incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended June 30, 2002 (File No. 1-13086)
               filed August 14, 2002).
     4.11      Convertible Debenture Guarantee Agreement dated June 26,
               2002, between Weatherford International Ltd. and JP Morgan
               Chase Bank (incorporated by reference to Exhibit 4.8 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14,
               2002).
     4.12      Indenture dated as of October 15, 1997, between EVI, Inc.
               and The Chase Manhattan Bank, as Trustee (incorporated by
               reference to Exhibit 4.13 to the Registration Statement on
               Form S-3 (Reg. No. 333-45207) filed January 29, 1998).
     4.13      First Supplemental Indenture dated as of October 28, 1997, between EVI, Inc. and The Chase Manhattan Bank, as Trustee
               (including form of Debenture) (incorporated by reference to
               Exhibit 4.2 to the Registrant's Current Report on Form 8-K
               (File No. 1-13086) filed November 5, 1997).
     4.14      Second Supplemental Indenture dated June 26, 2002, among
               Weatherford International, Inc., Weatherford International
               Ltd. and JP Morgan Chase Bank (incorporated by reference to
               Exhibit 4.9 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended June 30, 2002 (File No. 1-13086)
               filed August 14, 2002).
     4.15      Form of Weatherford Enterra, Inc.'s 7 1/4% Notes Due May 15,
               2006 (incorporated by reference to Exhibit 4.2 to
               Weatherford Enterra, Inc.'s Current Report on Form 8-K (File
               No. 1-7867) filed May 31, 1996).
     4.16      Sale Agreement dated July 2, 2001, among Weatherford
               Artificial Lift Systems, Inc., Weatherford U.S., L.P. and
               each of their U.S. affiliates who become Originators, as
               Sellers, and W1 Receivables, L.P., as Purchaser
               (incorporated by reference to Exhibit 4.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13086) filed August 13,
               2001).
     4.17      Purchase Agreement dated July 2, 2001, among W1 Receivables,
               L.P., as Seller, Weatherford International, Inc., as
               Servicer, and Jupiter Securitization Corporation and Bank
               One, NA (Main Office Chicago), as Agents (incorporated by
               reference to Exhibit 4.2 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 2001
               (File No. 1-13086) filed August 13, 2001).
     4.18      Registration Rights Agreement dated June 30, 2000, between
               Weatherford International, Inc. and Morgan Stanley & Co.
               Incorporated (incorporated by reference to Exhibit 4.2 to
               the Registrant's Current Report on Form 8-K (File No.
               1-13086) filed July 10, 2000).
     4.19      Registration Rights Agreement dated November 16, 2001, among
               Weatherford International, Inc. and Credit Suisse First
               Boston Corporation and Lehman Brothers Inc., on behalf of
               the Initial Purchasers (incorporated by reference to Exhibit
               4.16 to the Registration Statement on Form S-3 (Reg. No.
               333-73770) filed November 20, 2001).

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
     4.20      Waiver and Omnibus Amendment dated June 26, 2002, to Sale
               Agreement dated July 2, 2001, and Purchase Agreement dated
               July 2, 2001, among W1 Receivables, L.P., Weatherford
               International, Inc., Bank One, NA (Main Office Chicago),
               individually and as Agent, Jupiter Securitization
               Corporation, Weatherford Artificial Lift Systems, Inc.,
               Weatherford U.S., L.P. and Weatherford International Ltd
               (incorporated by reference to Exhibit 4.5 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14,
               2002).
     4.21      Waiver and Amendment No. 1 dated May 14, 2002, to Purchase
               Agreement dated July 2, 2001, among W1 Receivables, L.P.,
               Weatherford International, Inc., Bank One, NA (Main Office
               Chicago), individually and as Agent, and Jupiter
               Securitization Corporation (incorporated by reference to
               Exhibit 4.6 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended June 30, 2002 (File No. 1-13086)
               filed August 14, 2002).
    10.1       Voting Agreement, dated as of February 9, 2001, among
               Weatherford International, Inc., WEUS Holding, Inc. and
               Universal Compression Holdings, Inc. (incorporated by
               reference to Exhibit 4.1 to the Registrant's Quarterly
               Report on Form 10-Q of Universal Compression Holdings, Inc.
               (File No. 1-15843) filed February 14, 2001).
    10.2       Transition Services Agreement dated as of February 9, 2001, between Weatherford International, Inc. and Weatherford
               Global Compression Services, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form
               10-Q of Universal Compression Holdings, Inc. (File No.
               1-15843) filed February 14, 2001).
    10.3       Registration Rights Agreement, dated as of February 9, 2001, between WEUS Holding, Inc. and Universal Compression
               Holdings, Inc. (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Universal Compression
               Holdings, Inc. (File No. 1-15843) filed February 14, 2001).
    10.4       Distribution Agreement dated as of April 14, 2000, between
               Weatherford International, Inc. and Grant Prideco, Inc.
               (incorporated by reference to Exhibit 2.1 to the
               Registration Statement on Form S-3 of Grant Prideco, Inc.
               (Reg. No. 333-35272) filed April 20, 2000).
    10.5       Tax Allocation Agreement dated as of April 14, 2000, between
               Weatherford International, Inc. and Grant Prideco, Inc.
               (incorporated by reference to Exhibit 10.11 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).
    10.6       Preferred Supplier Agreement dated as of March 22, 2000,
               between Weatherford International, Inc. and Grant Prideco,
               Inc. (incorporated by reference to Exhibit 10.13 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).
   *10.7       Weatherford Enterra, Inc. 1991 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to
               Weatherford Enterra, Inc.'s Annual Report on Form 10-K for
               the year ended December 31, 1996 (File No. 1-7867) filed
               March 23, 1997).
   *10.8       Weatherford Enterra, Inc. Restricted Stock Incentive Plan,
               as amended and restated (incorporated by reference to
               Exhibit 10.6 to Weatherford Enterra, Inc.'s Annual Report on
               Form 10-K for the year ended December 31, 1996 (File No.
               1-7867) filed March 24, 1997).
   *10.9       Weatherford International, Inc. Executive Deferred
               Compensation Stock Ownership Plan and Related Trust
               Agreement (incorporated by reference to Exhibit 10.4 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).
   *10.10      Weatherford International, Inc. Non-Employee Director
               Deferred Compensation Plan (incorporated by reference to
               Exhibit 10.5 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended March 31, 2000 (File No. 1-13086)
               filed May 15, 2000).
   *10.11      Energy Ventures, Inc. 1991 Non-Employee Director Stock
               Option Plan and Form of Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1991 (File No. 1-13086) filed August
               8, 1991).

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
   *10.12      Energy Ventures, Inc. 1992 Employee Stock Option Plan, as
               amended (incorporated by reference to Exhibit 4.7 to the
               Registration Statement on Form S-8 (Reg. No. 333-13531)
               filed October 4, 1997).
   *10.13      Amended and Restated Non-Employee Director Stock Option Plan
               (incorporated by reference to Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-13086) filed August 12,
               1995).
  +*10.14      Weatherford International, Inc. 1998 Employee Stock Option
               Plan, as amended, including form of agreement for officers.
   *10.15      Amendment to Stock Option Programs (incorporated by
               reference to Exhibit 4.19 to the Registrant's Registration
               Statement on Form S-8 (Reg. No. 333-36598) filed May 19,
               2000).
   *10.16      Employment Agreements dated August 1, 2001 with Gary L.
               Warren, Mark E. Hopmann, Burt M. Martin, Lisa W. Rodriguez
               and James N. Parmigiano (incorporated by reference to
               Exhibit 10.3 to the Registrant's Quarterly Report of Form
               10-Q for the quarter ended September 30, 2001 (File No.
               1-13086) filed November 21, 2001).
   *10.17      Employment Agreement dated as of June 15, 1998, between EVI
               Weatherford, Inc. and Philip Burguieres (incorporated by
               reference to Exhibit No. 10.9 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1998
               (File No. 1-13086) filed August 14, 1998).
   *10.18      Employment Agreements with each of Bernard J. Duroc-Danner,
               Frances R. Powell, John C. Coble and Robert Stiles
               (incorporated by reference to Exhibit No. 10.9 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1997 (File No. 1-13086) filed March 27, 1998).
   *10.19      Employment Agreements with E. Lee Colley, III, Donald R.
               Galletly and Jon R. Nicholson (incorporated by reference to
               Exhibit 10.21 to the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1998 (File No. 1-13086)
               filed March 31, 1999).
   *10.20      Indemnification Agreements with Robert K. Moses, Jr.
               (incorporated by reference to Exhibit 10.10 to Weatherford
               Enterra, Inc.'s Annual Report on Form 10-K for the year
               ended December 31, 1987 (File No. 1-7867)); Philip
               Burguieres (incorporated by reference to Exhibit 10.4 to
               Weatherford Enterra, Inc.'s Quarterly Report on Form 10-Q
               for the quarter ended June 30, 1991 (File No. 1-7867));
               William E. Macaulay (incorporated by reference to Exhibit
               10.2 to Weatherford Enterra, Inc.'s Quarterly Report on Form
               10-Q for the quarter ended September 30, 1995 (File No.
               1-7867)); and Jon Nicholson (incorporated by reference to
               Exhibit 10.2 to Weatherford Enterra, Inc.'s Annual Report on
               Form 10-K for the year ended December 31, 1996 (File No.
               1-7867) filed March 24, 1997).
   *10.21      Indemnification Agreements with each of Bernard J.
               Duroc-Danner, Gary L. Warren, Burt M. Martin, Lisa W.
               Rodriguez, E. Lee Colley III, Donald R. Galletly, Jon R.
               Nicholson, James N. Parmigiano, Stuart E. Ferguson, David J.
               Butters, Robert A. Rayne, Robert K. Moses, Jr., Philip
               Burguieres, Robert B. Millard, William E. Macaulay and
               Sheldon B. Lubar (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 2002 (File No. 1-13086) filed
               November 13, 2002).
   *10.22      Form of Stock Option Agreement for Non-Employee Directors
               dated September 8, 1998 (incorporated by reference to
               Exhibit 10.23 to the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1998 (File No. 1-13086)
               filed March 31, 1999).
   *10.23      Form of Amendment to Stock Option Agreements dated September
               8, 1998 for Non-Employee Directors (incorporated by
               reference to Exhibit 4.17 to the Registration Statement on
               Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
   *10.24      Form of Stock Option Agreement for Non-employee Directors
               dated July 5, 2000 (incorporated by reference to Exhibit
               4.16 to the Registration Statement on Form S-8 (Reg. No.
               333-48322) filed October 20, 2000).
   *10.25      Form of Stock Option Agreement for Non-employee Directors
               dated September 26, 2001 (incorporated by reference to
               Exhibit 4.19 to the Registration Statement on Form S-8 (Reg.
               No. 333-81678) filed January 30, 2002).

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
   *10.26      Assumption and General Amendment of Directors' Stock Option
               and Benefit Programs and General Amendment of Employee Stock
               Option and Benefit Programs of Weatherford International,
               Inc. dated June 26, 2002 (incorporated by reference to
               Exhibit 10.1 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended June 30, 2002 (File No. 1-13086)
               filed August 14, 2002).
   *10.27      Form of Warrant Agreement with Robert K. Moses, Jr. dated
               September 8, 1998 (incorporated by reference to Exhibit
               10.24 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1998 (File No. 1-13086) filed March
               31, 1999).
   *10.28      Form of Amendment to Warrant Agreement with Robert K. Moses
               Jr. dated September 8, 1998 (incorporated by reference to
               Exhibit 4.18 to the Registration Statement on Form S-8 (Reg.
               No. 333-36598) filed May 9, 2000).
   *10.29      Form of Warrant Agreement with Robert K. Moses, Jr. dated
               July 5, 2000 (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-48322)
               filed October 20, 2000).
   *10.30      Form of Warrant Agreement with Robert K. Moses dated
               September 26, 2001 (incorporated by reference to Exhibit
               4.20 to the Registration Statement on Form S-8 (Reg. No.
               333-81676) filed January 30, 2002).
    10.31      Licence Agreement among Shell Technology Ventures Inc.,
               Weatherford/Lamb, Inc. and Weatherford International, Inc.
               dated March 1, 2002, as amended on April 29, 2002
               (incorporated by reference to Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
    10.32      Framework Agreement between Shell Technology Ventures
               Limited and Weatherford International, Inc. dated March 1,
               2002, as amended on April 19, 2002 (incorporated by
               reference to Exhibit 10.2 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 2002
               (File No. 1-13086) filed May 15, 2002).
    10.33      Promissory Note to Shell Technology Ventures Inc. dated
               February 28, 2002 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 2002 (File No. 1-13086) filed May
               15, 2002).
    10.34      Warrant Agreement between Shell Technology Ventures Inc. and
               Weatherford International, Inc. dated February 28, 2002
               (incorporated by reference to Exhibit 10.4 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
  +*10.35      Employment Agreement dated September 27, 2002 with Stuart E.
               Ferguson.
  +*10.36      Amended and Restated Foreign Executive Deferred Compensation
               Stock Plan.
    16.1       Changes in certifying accountant letter dated August 15,
               2001, from Arthur Andersen LLP to Weatherford International,
               Inc. (incorporated by reference to Exhibit 16.1 to the
               Registrant's Current Report on Form 8-K (File No. 1-13086)
               filed August 13, 2001).
   +21.1       Subsidiaries of Weatherford International Ltd.
   +23.1       Consent of Ernst & Young LLP.
   +99.1       Certification of Chief Executive Officer.
   +99.2       Certification of Chief Financial Officer.

---------------

* Management contract or compensatory plan or arrangement

+ Filed herewith

     As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Annual Report on Form 10-K certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any of such instruments to the Securities and Exchange Commission upon request.

     We agree to furnish to any requesting stockholder a copy of any of the above named exhibits upon the payment of our reasonable expenses of obtaining, duplicating and mailing the requested exhibits. All requests for copies of exhibits should be made in writing to our Investor Relations Department at 515 Post Oak Blvd., Suite 600, Houston, TX 77027.

     (d) Financial Statement Schedule

                                  SCHEDULE II

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2002

                                                              ADDITIONS
                                                       ------------------------
                                          BALANCE AT   CHARGED TO                              BALANCE AT
                                          BEGINNING    COSTS AND                                 END OF
DESCRIPTION                               OF PERIOD     EXPENSES    COLLECTIONS   DEDUCTIONS     PERIOD
-----------                               ----------   ----------   -----------   ----------   ----------
                                                                  (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2002:
  Allowance for uncollectible accounts
     receivable.........................   $18,021       $1,784       $1,775       $ (3,492)    $18,088
YEAR ENDED DECEMBER 31, 2001:
  Allowance for uncollectible accounts
     receivable.........................   $23,281       $4,543       $2,063       $(11,866)    $18,021
YEAR ENDED DECEMBER 31, 2000:
  Allowance for uncollectible accounts
     receivable.........................   $19,882       $5,158       $  308       $ (2,067)    $23,281

     All other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 14, 2003.

                                          WEATHERFORD INTERNATIONAL LTD.

                                          By:  /s/ BERNARD J. DUROC-DANNER
                                            ------------------------------------
                                                  Bernard J. Duroc-Danner
                                            President, Chief Executive Officer,
                                             Chairman of the Board and Director
                                               (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

           /s/ BERNARD J. DUROC-DANNER                   President, Chief Executive       March 14, 2003
 ------------------------------------------------    Officer, Chairman of the Board and
             Bernard J. Duroc-Danner                   Director (Principal Executive
                                                                  Officer)


              /s/ LISA W. RODRIGUEZ                   Senior Vice President and Chief     March 14, 2003
 ------------------------------------------------       Financial Officer (Principal
                Lisa W. Rodriguez                    Financial and Accounting Officer)


              /s/ PHILIP BURGUIERES                               Director                March 14, 2003
 ------------------------------------------------
                Philip Burguieres


               /s/ DAVID J. BUTTERS                               Director                March 14, 2003
 ------------------------------------------------
                 David J. Butters


               /s/ SHELDON B. LUBAR                               Director                March 14, 2003
 ------------------------------------------------
                 Sheldon B. Lubar


             /s/ WILLIAM E. MACAULAY                              Director                March 14, 2003
 ------------------------------------------------
               William E. Macaulay


              /s/ ROBERT B. MILLARD                               Director                March 14, 2003
 ------------------------------------------------
                Robert B. Millard


             /s/ ROBERT K. MOSES, JR.                             Director                March 14, 2003
 ------------------------------------------------
               Robert K. Moses, Jr.


               /s/ ROBERT A. RAYNE                                Director                March 14, 2003
 ------------------------------------------------
                 Robert A. Rayne

                                 CERTIFICATIONS

I, Bernard J. Duroc-Danner, certify that:

1. I have reviewed this annual report on Form 10-K of Weatherford International Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          Date: March 14, 2003

                                          /s/ BERNARD J. DUROC-DANNER
                                          --------------------------------------
                                          Bernard J. Duroc-Danner
                                          President, Chief Executive Officer,
                                          Chairman of the Board and Director

I, Lisa W. Rodriguez, certify that:

1. I have reviewed this annual report on Form 10-K of Weatherford International Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          Date: March 14, 2003

                                          /s/ LISA W. RODRIGUEZ
                                          --------------------------------------
                                          Lisa W. Rodriguez
                                          Senior Vice President and
                                          Chief Financial Officer

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
     2.1       Agreement and Plan of Merger dated May 8, 2002, among
               Weatherford International, Inc., Weatherford Merger, Inc.,
               Weatherford International Ltd. and Weatherford U.S. Holdings
               LLC (incorporated by reference to Exhibit 2.1 to Amendment
               No. 1 to the Registration Statement on Form S-4 (Reg. No.
               333-85644) filed on May 22, 2002).
     2.2       Agreement and Plan of Merger dated October 23, 2000, by and among Weatherford International, Inc., WEUS Holding, Inc.,
               Enterra Compression Company, Universal Compression Holdings,
               Inc. and Universal Compression, Inc. (incorporated by
               reference to Exhibit 10.1 to the Current Report on Form 8-K of Universal Compression Holdings, Inc. (File No. 1-15843)
               and Universal Compression, Inc. (File No. 333-48279) filed
               October 26, 2000).
     2.3       Purchase Agreement dated as of October 23, 2000, by and
               among Weatherford International, Inc., WEUS Holding, Inc.,
               Enterra Compression Company, Global Compression Services,
               Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit F to the Schedule 13D, with respect to the common stock of Universal Compression Holdings, Inc., filed by Weatherford International, Inc. and WEUS Holding,
               Inc. on November 2, 2000).
     2.4       Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc.
               (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant's Current Report on Form 8-K on Form 8-K/A
               (File No. 1-13086) filed March 9, 1998).
     2.5       Amendment No. 1 dated as of April 17, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, by and between
               EVI, Inc. and Weatherford Enterra, Inc. (incorporated by
               reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K (File No. 1-13086) filed April 21, 1998).
     2.6       Amendment No. 2 dated as of April 22, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, as amended by and between EVI, Inc. and Weatherford Enterra, Inc.
               (incorporated by reference to Exhibit 2.3 to the
               Registrant's Current Report on Form 8-K (File No. 1-13086)
               filed April 23, 1998).
     3.1       Memorandum of Association of Weatherford International Ltd.
               (incorporated by reference to Annex II to the proxy
               statement/prospectus included in Amendment No. 1 to the
               Registration Statement on Form S-4 (Reg. No. 333-85644)
               filed on May 22, 2002).
     3.2       Memorandum of Increase of Share Capital of Weatherford
               International Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No.
               333-85644) filed on May 22, 2002).
     3.3       Bye-laws of Weatherford International Ltd. (incorporated by reference to Annex III to the proxy statement/prospectus
               included in Amendment No.1 to the Registration Statement on
               Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
     4.1       See Exhibits 3.1, 3.2 and 3.3 for provisions of the
               Memorandum of Association and Bye-laws of Weatherford
               International Ltd. defining the rights of holders of common shares.
     4.2       Amendment No. 1 dated May 17, 2002, to Credit Agreement
               dated April 26, 2001, among Weatherford International, Inc.,
               Weatherford Eurasia Limited, Weatherford Eurasia B.V.,
               Weatherford International Ltd., the Lenders defined therein and Bank One, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 2002
               (File No. 1-13086) filed August 14, 2002).
     4.3       Amendment No. 1 dated May 17, 2002, to Amended and Restated
               Credit Agreement dated May 27, 1998, among Weatherford
               International, Inc., Weatherford Canada Ltd., Weatherford
               International Ltd., the Lenders defined therein, JPMorgan
               Chase Bank, as Administrative Agent for the U.S. Lenders,
               and The Bank of Nova Scotia, as Documentation Agent for the
               Lenders and as Agent for the Canadian Lenders (incorporated by reference to Exhibit 4.4 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 2002
               (File No. 1-13086) filed August 14, 2002).

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
     4.4       Amended and Restated Credit Agreement dated as of May 27,
               1998, among EVI Weatherford, Inc., EVI Oil Tools Canada
               Ltd., Chase Bank of Texas, National Association, as U.S.
               Administrative Agent, The Bank of Nova Scotia, as
               Documentation Agent and Canadian Agent, ABN AMRO Bank, N.V.,
               as Syndication Agent, and the other Lenders defined therein, including the forms of Notes (incorporated by reference to
               Exhibit 4.1 to the Registrant's Current Report on Form 8-K
               (File No. 1-13086) filed June 16, 1998).
     4.5       Credit Agreement dated April 26, 2001, among Weatherford
               International, Inc., Weatherford Eurasia Limited,
               Weatherford Eurasia B.V., Bank One, NA, as Administrative
               Agent and Lender, The Royal Bank of Scotland plc, as
               Documentation Agent and Lender, Royal Bank of Canada, as
               Syndication Agent and Lender, ABN AMRO Bank N.V., as
               Syndication Agent and Lender, Banc One Capital Markets,
               Inc., as Lead Arranger and Sole Book Runner, and the other
               Lenders defined therein (incorporated by reference to
               Exhibit 4.4 to the Registration Statement on Form S-3 (Reg.
               No. 333-60648) filed May 10, 2001).
     4.6       Indenture dated May 17, 1996, between Weatherford Enterra,
               Inc. and Bank of Montreal Trust Company, as Trustee
               (incorporated by reference to Exhibit 4.1 to Weatherford
               Enterra, Inc.'s Current Report on Form 8-K (File No. 1-7867)
               filed May 31, 1996).
     4.7       First Supplemental Indenture dated and effective as of May
               27, 1998, by and among EVI Weatherford, Inc., the successor by merger to Weatherford Enterra, Inc., and Bank of Montreal
               Trust Company, as Trustee (incorporated by reference to
               Exhibit No. 4.1 to the Registrant's Current Report on Form
               8-K (File No. 1-13086) filed June 2, 1998).
     4.8       Second Supplemental Indenture dated June 30, 2000, between
               Weatherford International, Inc. and The Bank of New York, as
               successor trustee to Bank of Montreal Trust (including form of Debenture) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No.
               1-13086) filed July 10, 2000).
     4.9       Third Supplemental Indenture dated November 16, 2001,
               between Weatherford International, Inc. and The Bank of New
               York, as Trustee (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Reg. No.
               333-73770) filed November 20, 2001).
     4.10      Fourth Supplemental Indenture dated June 26, 2002, among
               Weatherford International, Inc., Weatherford International
               Ltd. and The Bank of New York (as successor in interest to
               Bank of Montreal Trust Company) (incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended June 30, 2002 (File No. 1-13086)
               filed August 14, 2002).
     4.11      Convertible Debenture Guarantee Agreement dated June 26,
               2002, between Weatherford International Ltd. and JP Morgan
               Chase Bank (incorporated by reference to Exhibit 4.8 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14,
               2002).
     4.12      Indenture dated as of October 15, 1997, between EVI, Inc.
               and The Chase Manhattan Bank, as Trustee (incorporated by
               reference to Exhibit 4.13 to the Registration Statement on
               Form S-3 (Reg. No. 333-45207) filed January 29, 1998).
     4.13      First Supplemental Indenture dated as of October 28, 1997, between EVI, Inc. and The Chase Manhattan Bank, as Trustee
               (including form of Debenture) (incorporated by reference to
               Exhibit 4.2 to the Registrant's Current Report on Form 8-K
               (File No. 1-13086) filed November 5, 1997).
     4.14      Second Supplemental Indenture dated June 26, 2002, among
               Weatherford International, Inc., Weatherford International
               Ltd. and JP Morgan Chase Bank (incorporated by reference to
               Exhibit 4.9 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended June 30, 2002 (File No. 1-13086)
               filed August 14, 2002).
     4.15      Form of Weatherford Enterra, Inc.'s 7 1/4% Notes Due May 15,
               2006 (incorporated by reference to Exhibit 4.2 to
               Weatherford Enterra, Inc.'s Current Report on Form 8-K (File
               No. 1-7867) filed May 31, 1996).

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
     4.16      Sale Agreement dated July 2, 2001, among Weatherford
               Artificial Lift Systems, Inc., Weatherford U.S., L.P. and
               each of their U.S. affiliates who become Originators, as
               Sellers, and W1 Receivables, L.P., as Purchaser
               (incorporated by reference to Exhibit 4.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13086) filed August 13,
               2001).
     4.17      Purchase Agreement dated July 2, 2001, among W1 Receivables,
               L.P., as Seller, Weatherford International, Inc., as
               Servicer, and Jupiter Securitization Corporation and Bank
               One, NA (Main Office Chicago), as Agents (incorporated by
               reference to Exhibit 4.2 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 2001
               (File No. 1-13086) filed August 13, 2001).
     4.18      Registration Rights Agreement dated June 30, 2000, between
               Weatherford International, Inc. and Morgan Stanley & Co.
               Incorporated (incorporated by reference to Exhibit 4.2 to
               the Registrant's Current Report on Form 8-K (File No.
               1-13086) filed July 10, 2000).
     4.19      Registration Rights Agreement dated November 16, 2001, among
               Weatherford International, Inc. and Credit Suisse First
               Boston Corporation and Lehman Brothers Inc., on behalf of
               the Initial Purchasers (incorporated by reference to Exhibit
               4.16 to the Registration Statement on Form S-3 (Reg. No.
               333-73770) filed November 20, 2001).
     4.20      Waiver and Omnibus Amendment dated June 26, 2002, to Sale
               Agreement dated July 2, 2001, and Purchase Agreement dated
               July 2, 2001, among W1 Receivables, L.P., Weatherford
               International, Inc., Bank One, NA (Main Office Chicago),
               individually and as Agent, Jupiter Securitization
               Corporation, Weatherford Artificial Lift Systems, Inc.,
               Weatherford U.S., L.P. and Weatherford International Ltd
               (incorporated by reference to Exhibit 4.5 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14,
               2002).
     4.21      Waiver and Amendment No. 1 dated May 14, 2002, to Purchase
               Agreement dated July 2, 2001, among W1 Receivables, L.P.,
               Weatherford International, Inc., Bank One, NA (Main Office
               Chicago), individually and as Agent, and Jupiter
               Securitization Corporation (incorporated by reference to
               Exhibit 4.6 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended June 30, 2002 (File No. 1-13086)
               filed August 14, 2002).
    10.1       Voting Agreement, dated as of February 9, 2001, among
               Weatherford International, Inc., WEUS Holding, Inc. and
               Universal Compression Holdings, Inc. (incorporated by
               reference to Exhibit 4.1 to the Registrant's Quarterly
               Report on Form 10-Q of Universal Compression Holdings, Inc.
               (File No. 1-15843) filed February 14, 2001).
    10.2       Transition Services Agreement dated as of February 9, 2001, between Weatherford International, Inc. and Weatherford
               Global Compression Services, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form
               10-Q of Universal Compression Holdings, Inc. (File No.
               1-15843) filed February 14, 2001).
    10.3       Registration Rights Agreement, dated as of February 9, 2001, between WEUS Holding, Inc. and Universal Compression
               Holdings, Inc. (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Universal Compression
               Holdings, Inc. (File No. 1-15843) filed February 14, 2001).
    10.4       Distribution Agreement dated as of April 14, 2000, between
               Weatherford International, Inc. and Grant Prideco, Inc.
               (incorporated by reference to Exhibit 2.1 to the
               Registration Statement on Form S-3 of Grant Prideco, Inc.
               (Reg. No. 333-35272) filed April 20, 2000).
    10.5       Tax Allocation Agreement dated as of April 14, 2000, between
               Weatherford International, Inc. and Grant Prideco, Inc.
               (incorporated by reference to Exhibit 10.11 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).
    10.6       Preferred Supplier Agreement dated as of March 22, 2000,
               between Weatherford International, Inc. and Grant Prideco,
               Inc. (incorporated by reference to Exhibit 10.13 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
   *10.7       Weatherford Enterra, Inc. 1991 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to
               Weatherford Enterra, Inc.'s Annual Report on Form 10-K for
               the year ended December 31, 1996 (File No. 1-7867) filed
               March 23, 1997).
   *10.8       Weatherford Enterra, Inc. Restricted Stock Incentive Plan,
               as amended and restated (incorporated by reference to
               Exhibit 10.6 to Weatherford Enterra, Inc.'s Annual Report on
               Form 10-K for the year ended December 31, 1996 (File No.
               1-7867) filed March 24, 1997).
   *10.9       Weatherford International, Inc. Executive Deferred
               Compensation Stock Ownership Plan and Related Trust
               Agreement (incorporated by reference to Exhibit 10.4 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).
   *10.10      Weatherford International, Inc. Non-Employee Director
               Deferred Compensation Plan (incorporated by reference to
               Exhibit 10.5 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended March 31, 2000 (File No. 1-13086)
               filed May 15, 2000).
   *10.11      Energy Ventures, Inc. 1991 Non-Employee Director Stock
               Option Plan and Form of Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1991 (File No. 1-13086) filed August
               8, 1991).
   *10.12      Energy Ventures, Inc. 1992 Employee Stock Option Plan, as
               amended (incorporated by reference to Exhibit 4.7 to the
               Registration Statement on Form S-8 (Reg. No. 333-13531)
               filed October 4, 1997).
   *10.13      Amended and Restated Non-Employee Director Stock Option Plan
               (incorporated by reference to Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-13086) filed August 12,
               1995).
  +*10.14      Weatherford International, Inc. 1998 Employee Stock Option
               Plan, as amended, including form of agreement for officers.
   *10.15      Amendment to Stock Option Programs (incorporated by
               reference to Exhibit 4.19 to the Registrant's Registration
               Statement on Form S-8 (Reg. No. 333-36598) filed May 19,
               2000).
   *10.16      Employment Agreements dated August 1, 2001 with Gary L.
               Warren, Mark E. Hopmann, Burt M. Martin, Lisa W. Rodriguez
               and James N. Parmigiano (incorporated by reference to
               Exhibit 10.3 to the Registrant's Quarterly Report of Form
               10-Q for the quarter ended September 30, 2001 (File No.
               1-13086) filed November 21, 2001).
   *10.17      Employment Agreement dated as of June 15, 1998, between EVI
               Weatherford, Inc. and Philip Burguieres (incorporated by
               reference to Exhibit No. 10.9 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1998
               (File No. 1-13086) filed August 14, 1998).
   *10.18      Employment Agreements with each of Bernard J. Duroc-Danner,
               Frances R. Powell, John C. Coble and Robert Stiles
               (incorporated by reference to Exhibit No. 10.9 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1997 (File No. 1-13086) filed March 27, 1998).
   *10.19      Employment Agreements with E. Lee Colley, III, Donald R.
               Galletly and Jon R. Nicholson (incorporated by reference to
               Exhibit 10.21 to the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1998 (File No. 1-13086)
               filed March 31, 1999).
   *10.20      Indemnification Agreements with Robert K. Moses, Jr.
               (incorporated by reference to Exhibit 10.10 to Weatherford
               Enterra, Inc.'s Annual Report on Form 10-K for the year
               ended December 31, 1987 (File No. 1-7867)); Philip
               Burguieres (incorporated by reference to Exhibit 10.4 to
               Weatherford Enterra, Inc.'s Quarterly Report on Form 10-Q
               for the quarter ended June 30, 1991 (File No. 1-7867));
               William E. Macaulay (incorporated by reference to Exhibit
               10.2 to Weatherford Enterra, Inc.'s Quarterly Report on Form
               10-Q for the quarter ended September 30, 1995 (File No.
               1-7867)); and Jon Nicholson (incorporated by reference to
               Exhibit 10.2 to Weatherford Enterra, Inc.'s Annual Report on
               Form 10-K for the year ended December 31, 1996 (File No.
               1-7867) filed March 24, 1997).

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
   *10.21      Indemnification Agreements with each of Bernard J.
               Duroc-Danner, Gary L. Warren, Burt M. Martin, Lisa W.
               Rodriguez, E. Lee Colley III, Donald R. Galletly, Jon R.
               Nicholson, James N. Parmigiano, Stuart E. Ferguson, David J.
               Butters, Robert A. Rayne, Robert K. Moses, Jr., Philip
               Burguieres, Robert B. Millard, William E. Macaulay and
               Sheldon B. Lubar (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 2002 (File No. 1-13086) filed
               November 13, 2002).
   *10.22      Form of Stock Option Agreement for Non-Employee Directors
               dated September 8, 1998 (incorporated by reference to
               Exhibit 10.23 to the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1998 (File No. 1-13086)
               filed March 31, 1999).
   *10.23      Form of Amendment to Stock Option Agreements dated September
               8, 1998 for Non-Employee Directors (incorporated by
               reference to Exhibit 4.17 to the Registration Statement on
               Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
   *10.24      Form of Stock Option Agreement for Non-employee Directors
               dated July 5, 2000 (incorporated by reference to Exhibit
               4.16 to the Registration Statement on Form S-8 (Reg. No.
               333-48322) filed October 20, 2000).
   *10.25      Form of Stock Option Agreement for Non-employee Directors
               dated September 26, 2001 (incorporated by reference to
               Exhibit 4.19 to the Registration Statement on Form S-8 (Reg.
               No. 333-81678) filed January 30, 2002).
   *10.26      Assumption and General Amendment of Directors' Stock Option
               and Benefit Programs and General Amendment of Employee Stock
               Option and Benefit Programs of Weatherford International,
               Inc. dated June 26, 2002 (incorporated by reference to
               Exhibit 10.1 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended June 30, 2002 (File No. 1-13086)
               filed August 14, 2002).
   *10.27      Form of Warrant Agreement with Robert K. Moses, Jr. dated
               September 8, 1998 (incorporated by reference to Exhibit
               10.24 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1998 (File No. 1-13086) filed March
               31, 1999).
   *10.28      Form of Amendment to Warrant Agreement with Robert K. Moses
               Jr. dated September 8, 1998 (incorporated by reference to
               Exhibit 4.18 to the Registration Statement on Form S-8 (Reg.
               No. 333-36598) filed May 9, 2000).
   *10.29      Form of Warrant Agreement with Robert K. Moses, Jr. dated
               July 5, 2000 (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-48322)
               filed October 20, 2000).
   *10.30      Form of Warrant Agreement with Robert K. Moses dated
               September 26, 2001 (incorporated by reference to Exhibit
               4.20 to the Registration Statement on Form S-8 (Reg. No.
               333-81676) filed January 30, 2002).
    10.31      Licence Agreement among Shell Technology Ventures Inc.,
               Weatherford/Lamb, Inc. and Weatherford International, Inc.
               dated March 1, 2002, as amended on April 29, 2002
               (incorporated by reference to Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
    10.32      Framework Agreement between Shell Technology Ventures
               Limited and Weatherford International, Inc. dated March 1,
               2002, as amended on April 19, 2002 (incorporated by
               reference to Exhibit 10.2 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 2002
               (File No. 1-13086) filed May 15, 2002).
    10.33      Promissory Note to Shell Technology Ventures Inc. dated
               February 28, 2002 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 2002 (File No. 1-13086) filed May
               15, 2002).
    10.34      Warrant Agreement between Shell Technology Ventures Inc. and
               Weatherford International, Inc. dated February 28, 2002
               (incorporated by reference to Exhibit 10.4 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
  +*10.35      Employment Agreement dated September 27, 2002 with Stuart E.
               Ferguson.
  +*10.36      Amended and Restated Foreign Executive Deferred Compensation
               Stock Plan.
    16.1       Changes in certifying accountant letter dated August 15,
               2001, from Arthur Andersen LLP to Weatherford International,
               Inc. (incorporated by reference to Exhibit 16.1 to the
               Registrant's Current Report on Form 8-K (File No. 1-13086)
               filed August 13, 2001).
   +21.1       Subsidiaries of Weatherford International Ltd.
   +23.1       Consent of Ernst & Young LLP.
   +99.1       Certification of Chief Executive Officer.
   +99.2       Certification of Chief Financial Officer.

---------------

* Management contract or compensatory plan or arrangement

+ Filed herewith