Form 10-Q
period 2003-03-31
WEATHERFORD INTERNATIONAL LTD
filed 2003-05-08
CIK 1170565

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

                         Commission file number 1-31339

                         WEATHERFORD INTERNATIONAL LTD.
                         ------------------------------
             (Exact name of Registrant as specified in its Charter)

               Bermuda                                          98-0371344
--------------------------------------                     ---------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

   515 Post Oak Boulevard
   Suite 600
   Houston, Texas                                                  77027-3415
--------------------------------------------------------------------------------
   (Address of principal executive offices)                        (Zip Code)

                                 (713) 693-4000
               --------------------------------------------------
               (Registrant's telephone number, include area code)

________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

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

     Yes      [X]                  No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date:

        Title of Class                           Outstanding at May 2, 2003
        --------------                           --------------------------
Common Shares, par value $1.00                           120,790,814

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                  MARCH 31,          DECEMBER 31,
                                                                                    2003                 2002
                                                                                ------------         ------------
                                                                                (UNAUDITED)
                                     ASSETS

Current Assets:
   Cash and Cash Equivalents............................................        $     38,469         $     48,837
   Accounts Receivable, Net of Allowance for Uncollectible
     Accounts of $17,991 and $18,088, Respectively......................             514,922              485,178
   Inventories..........................................................             564,359              547,744
   Other Current Assets.................................................             179,855              177,480
                                                                                ------------         ------------
                                                                                   1,297,605            1,259,239
                                                                                ------------         ------------

Property, Plant and Equipment, Net......................................           1,147,677            1,126,162
Goodwill, Net...........................................................           1,511,935            1,497,302
Other Intangible Assets, Net............................................             269,557              259,733
Equity Investments in Unconsolidated Affiliates.........................             289,314              285,901
Other Assets............................................................              67,164               66,652
                                                                                ------------         ------------
                                                                                $  4,583,252         $  4,494,989
                                                                                ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Short-Term Borrowings and Current Portion of Long-Term Debt..........        $    386,225         $    364,272
   Accounts Payable.....................................................             177,853              186,326
   Other Current Liabilities............................................             341,447              326,879
                                                                                ------------         ------------
                                                                                     905,525              877,477
                                                                                ------------         ------------

Long-Term Debt..........................................................             571,675              570,991
Zero Coupon Convertible Senior Debentures...............................             544,469              540,416
Deferred Tax Liabilities................................................              26,253               34,399
Other Liabilities.......................................................              96,305               94,710
5% Convertible Subordinated Preferred
   Equivalent Debentures................................................             402,500              402,500

Commitments and Contingencies

Shareholders' Equity:
   Common Shares, $1 Par Value, Authorized 500,000 Shares,
     Issued 130,946 and 130,799 Shares, Respectively....................             130,946              130,799
   Capital in Excess of Par Value.......................................           1,990,718            1,987,702
   Treasury Shares, Net.................................................            (257,970)            (258,125)
   Retained Earnings....................................................             295,621              262,020
   Accumulated Other Comprehensive Loss.................................            (122,790)            (147,900)
                                                                                ------------         ------------
                                                                                   2,036,525            1,974,496
                                                                                ------------         ------------
                                                                                $  4,583,252         $  4,494,989
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

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                           --------------------------
                                                                                              2003            2002
                                                                                           ----------      ----------
Revenues:
     Products......................................................................        $  286,701      $  269,175
     Services and Rentals..........................................................           302,637         299,074
                                                                                           ----------      ----------
                                                                                              589,338         568,249

Costs and Expenses:
     Cost of Products..............................................................           194,138         180,184
     Cost of Services and Rentals..................................................           207,757         195,493
     Research and Development......................................................            19,999          16,984
     Selling, General and Administrative Attributable to Segments..................            92,467          82,925
     Corporate General and Administrative..........................................             9,814           9,280
     Equity in Earnings of Unconsolidated Affiliates...............................            (4,562)         (6,853)
                                                                                           ----------      ----------

Operating Income...................................................................            69,725          90,236
                                                                                           ----------      ----------

Other Expense:
     Interest Expense, Net.........................................................           (20,808)        (20,956)
     Other, Net....................................................................            (2,571)           (759)
                                                                                           ----------      ----------
Income Before Income Taxes.........................................................            46,346          68,521
Provision for Income Taxes.........................................................           (12,745)        (23,302)
                                                                                           ----------      ----------
Net Income.........................................................................        $   33,601      $   45,219
                                                                                           ==========      ==========

Earnings Per Share:
     Basic.........................................................................        $     0.28      $     0.38
     Diluted.......................................................................        $     0.27      $     0.36

Weighted Average Shares Outstanding:
     Basic.........................................................................           121,185         119,161
     Diluted.......................................................................           126,554         133,807

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                ----------------------------------
                                                                                    2003                   2002
                                                                                ------------           -----------
Cash Flows from Operating Activities:
  Net Income............................................................        $     33,601           $    45,219
  Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization......................................              56,286                50,034
     Gain on Sales of Assets............................................              (5,538)               (2,398)
     Equity in Earnings of Unconsolidated Affiliates....................              (4,562)               (6,853)
     Amortization of Original Issue Discount............................               4,053                 3,934
     Deferred Income Tax Provision (Benefit)............................              (7,295)                4,310
     Other, Net.........................................................                (612)                3,172
     Change in Operating Assets and Liabilities, Net of Effect
       of Businesses Acquired...........................................             (50,064)              (59,195)
                                                                                ------------           -----------
           Net Cash Provided by Operating Activities....................              25,869                38,223
                                                                                ------------           -----------

Cash Flows from Investing Activities:
  Acquisition of Businesses, Net of Cash Acquired.......................              (4,804)              (19,229)
  Capital Expenditures for Property, Plant and Equipment................             (69,899)              (57,344)
  Acquisition of License................................................                  --               (65,000)
  Proceeds from Sales of Assets.........................................               8,767                12,143
                                                                                ------------           -----------
           Net Cash Used by Investing Activities........................             (65,936)             (129,430)
                                                                                ------------           -----------

Cash Flows from Financing Activities:
  Borrowings on Short-Term Debt, Net....................................              23,613                88,192
  Repayments of Long-Term Debt, Net.....................................                (906)               (3,443)
  Proceeds from (Repayments on) Asset Securitization....................               4,807               (26,461)
  Proceeds from Exercise of Stock Options...............................               2,580                17,226
  Purchases of Treasury Shares, Net.....................................                (348)               (1,419)
  Other Financing Activities, Net.......................................                 (47)                   --
                                                                                ------------           -----------
           Net Cash Provided by Financing Activities....................              29,699                74,095
                                                                                ------------           -----------

Net Decrease in Cash and Cash Equivalents...............................             (10,368)              (17,112)
Cash and Cash Equivalents at Beginning of Period........................              48,837                88,832
                                                                                ------------           -----------
Cash and Cash Equivalents at End of Period..............................        $     38,469           $    71,720
                                                                                ============           ===========

Supplemental Cash Flow Information:
  Interest Paid.........................................................        $      9,579           $     7,618
  Income Taxes Paid, Net of Refunds.....................................              12,855                 6,408

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          THREE MONTHS
                                                                                         ENDED MARCH 31,
                                                                                    -------------------------
                                                                                       2003           2002
                                                                                    -----------    ----------
Net Income....................................................................      $    33,601    $   45,219
Other Comprehensive Income (Loss):
      Foreign Currency Translation Adjustment.................................           25,110       (18,263)
                                                                                    -----------    ----------
Comprehensive Income..........................................................      $    58,711    $   26,956
                                                                                    ===========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     The condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the "Company") included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company's Condensed Consolidated Balance Sheet at March 31, 2003 and Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 and the notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets and goodwill, property, plant and equipment, income taxes, insurance, employment benefits and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding current year classifications.

2.   RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

     During the third quarter of 2002, the Company recorded $15.4 million, $10.0 million net of taxes, in restructuring and asset impairment charges relating to a rationalization of its businesses in light of industry conditions. The Company undertook initiatives to rationalize its business in light of the lower activity levels and the continued economic uncertainty. The plan approved during 2002 included a reduction in workforce, primarily in the United States, and the closure of two facilities. During the first quarter of 2003, the Company modified its plan and reversed $3.1 million of unutilized accruals recorded by the Completion Systems and Artificial Lift Systems segments. In connection with this modification, the Company also expensed $2.0 million during the first quarter for other facility impairments within the Completion Systems segment. The amounts related to the modification were recorded in Cost of Products in the accompanying Condensed Consolidated Statements of Income. The charge related to the 2002 plan is summarized by segments in the following table and described in greater detail below:

                                                                           REVERSAL OF
                                                                              2000
                                                              ASSET       RESTRUCTURING
                                         SEVERANCE(1)    IMPAIRMENT(2)      CHARGE(3)        TOTAL
                                         -------------   --------------   -------------     --------
                                                                 (IN THOUSANDS)
Drilling and Intervention Services ..      $  1,853         $    132         $     --       $  1,985
Completion Systems ..................         4,810            1,580               --          6,390
Artificial Lift Systems .............         1,866            5,295               --          7,161
Corporate ...........................            48            4,592           (4,739)           (99)
                                           --------         --------         --------       --------
Total ...............................         8,577           11,599           (4,739)        15,437
   Utilized during 2002 .............        (3,748)         (11,599)           4,739        (10,608)
   Reversal of 2002
       Restructuring Charge .........        (3,148)              --               --         (3,148)
   Utilized during 2003 .............        (1,223)              --               --         (1,223)
                                           --------         --------         --------       --------
Balance as of March 31, 2003 ........      $    458         $     --         $     --       $    458
                                           ========         ========         ========       ========

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     (1) In accordance with the Company's announced plan to terminate employees company-wide, it recorded severance and related costs for 849 specifically identified employees. As of March 31, 2003, 20 employees remained to be terminated, which is expected to occur in the second quarter of 2003.

     (2) The asset impairment primarily relates to the write-down of equipment and facilities which are held for sale as a result of the decline in market conditions. These assets, having a carrying amount of $5.1 million and $7.7 million, have been reclassified in Other Current Assets on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002, respectively. The Company anticipates the remaining assets will be sold by September 30, 2003.

     (3) In 2000, the Company recorded a non-recurring charge of $56.3 million in connection with the merger of its Compression Services Division with Universal, of which $4.7 million of estimated transaction costs were not incurred.

3.   GOODWILL

     Goodwill is evaluated for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which requires that such assets be tested for impairment on at least an annual basis. The Company completed its annual goodwill impairment test as of October 1, 2002. The Company's goodwill impairment test involves a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying amount. The Company's reporting units correspond to the Company's business segments, namely Drilling and Intervention Services, Completion Systems and Artificial Lift Systems. The fair value is determined using discounted cash flows and other market-related valuation models. As both calculations indicated that the fair value of each reporting unit exceeded its carrying amount, none of the Company's goodwill was impaired. The Company will continue to test its goodwill annually on a consistent measurement date unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

     The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows:

                                              DRILLING AND
                                              INTERVENTION       COMPLETION       ARTIFICIAL LIFT
                                                SERVICES          SYSTEMS             SYSTEMS           TOTAL
                                              ------------       ----------       ---------------     ----------
                                                                        (in thousands)
As of January 1, 2003 .................        $  673,709        $  444,450         $  379,143        $1,497,302
    Goodwill acquired during period ...             3,794               158                 19             3,971
    Impact of foreign currency
       translation ....................             2,037            (2,216)            10,841            10,662
                                               ----------        ----------         ----------        ----------
As of March 31, 2003 ..................        $  679,540        $  442,392         $  390,003        $1,511,935
                                               ==========        ==========         ==========        ==========

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.   INTANGIBLE ASSETS

     The Company amortizes identifiable intangible assets, excluding goodwill and indefinite-lived intangibles, on a straight-line basis over the years expected to be benefited, ranging from 3 to 20 years. The components of these other intangible assets are as follows:

                                   MARCH 31, 2003                               DECEMBER 31, 2002
                       ------------------------------------------ ---------------------------------------
                         GROSS                                       GROSS
                        CARRYING     ACCUMULATED                    CARRYING    ACCUMULATED
                         AMOUNT      AMORTIZATION       NET          AMOUNT     AMORTIZATION       NET
                       ---------     ------------    ---------     ---------    ------------    ---------
                                                         (in thousands)
Patents ..........     $  86,261      $ (13,501)     $  72,760     $  74,250     $ (12,342)     $  61,908
Licenses .........       184,627        (15,693)       168,934       184,042       (13,181)       170,861
Covenants not to
   compete .......        19,498        (10,484)         9,014        19,077        (9,432)         9,645
Other ............        12,932         (2,083)        10,849        11,078        (1,759)         9,319
                       ---------      ---------      ---------     ---------     ---------      ---------
                       $ 303,318      $ (41,761)     $ 261,557     $ 288,447     $ (36,714)     $ 251,733
                       =========      =========      =========     =========     =========      =========

     Amortization expense was $4.7 million for the three months ended March 31, 2003. Estimated amortization expense for the carrying amount of intangible assets as of March 31, 2003 is expected to be $15.7 million for the remainder of 2003, $20.0 million for 2004, $19.1 million for 2005, $18.0 million for 2006 and
$16.0 million for 2007.

     The Company has trademarks associated with its 2001 acquisition of the Johnson Screens division from Vivendi Environnement, which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks are classified in Other Intangible Assets, Net on the accompanying Condensed Consolidated Balance Sheets and had a carrying value of $8.0 million.

5.   INVENTORIES

     Inventories by category are as follows:

                                                                           MARCH 31,            DECEMBER 31,
                                                                             2003                   2002
                                                                       ----------------      ----------------
                                                                                   (in thousands)
Raw materials, components and supplies............................     $        169,123      $        156,294
Work in process...................................................               53,465                50,874
Finished goods....................................................              341,771               340,576
                                                                       ----------------      ----------------
                                                                       $        564,359      $        547,744
                                                                       ================      ================

     Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

6.   ASSET SECURITIZATION

     The Company has in place an agreement with a financial institution to sell, on a continuous basis, an undivided interest in a specific pool of domestic accounts receivable through December 2003. The Company is permitted to securitize up to $75.0 million under this agreement. If the Company's credit rating falls below BBB- from Standard and Poor's or Baa3 from Moody's, the financial institution has no further obligation to purchase the accounts receivable. The Company currently pays a program fee on participating interests at a variable rate based on the financial institution's commercial paper rate plus other fees. Program fees totaled $0.3 million and $0.7 million for the three months ended March 31, 2003 and 2002, respectively and are included in Other Expense on the accompanying Condensed Consolidated Statements of Income. The Company received $73.7 million and $68.9 million for purchased interests and had retained interests in receivables sold of $59.1 million and $59.9 million as of March 31, 2003 and December 31, 2002, respectively.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.   SHORT-TERM DEBT

                                                                             MARCH 31,         DECEMBER 31,
                                                                               2003                2002
                                                                           -------------      -------------
                                                                                    (in thousands)
2001 Multi-currency revolving credit facility........................      $     113,438      $     124,880
1998 Revolving credit facility.......................................            167,997            150,000
Short-term bank loans................................................             92,270             75,304
                                                                           -------------      -------------
Total short-term borrowings..........................................            373,705            350,184
Current portion of long-term debt....................................             12,520             14,088
                                                                           -------------      -------------
Short-Term Borrowings and Current Portion of Long-Term Debt..........      $     386,225      $     364,272
                                                                           =============      =============

     In April 2001, the Company entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. As of March 31, 2003, the Company had $136.6 million available under this agreement.

     In May 1998, the Company entered into a five-year unsecured credit agreement, which provides for borrowings of up to an aggregate of $250.0 million, consisting of $200.0 million in the U.S. and $50.0 million in Canada. As of March 31, 2003, the Company had $53.9 million available under this facility due to $28.1 million being used to secure outstanding letters of credit.

     The Company also engages in unsecured short-term borrowings with various institutions pursuant to uncommitted facilities. As of March 31, 2003, the Company had $92.3 million in unsecured short-term borrowings outstanding under these arrangements with interest rates ranging from 1.63% to 8.86%.

8.   EARNINGS PER SHARE

     Basic earnings per share for all periods presented equals net income divided by the weighted average number of common shares, $1.00 par value ("Common Shares") outstanding during the period. Diluted earnings per share is computed by dividing net income, as adjusted for the assumed conversion of dilutive debentures, by the weighted average number of Common Shares outstanding during the period adjusted for the dilutive effect of the Company's warrants, stock option and restricted stock plans and the incremental shares for the assumed conversion of dilutive debentures.

     The following reconciles net income to adjusted net income, adjusting for the impact of the assumed conversion of the Company's Zero Coupon Convertible Senior Debentures due 2020 (the "Zero Coupon Debentures") for the periods in which the debentures are dilutive:

                                                                                            THREE MONTHS
                                                                                           ENDED MARCH 31,
                                                                                      -------------------------
                                                                                         2003           2002
                                                                                      ---------     -----------
                                                                                           (in thousands)
Net income........................................................................    $  33,601     $    45,219
Amortization of original issue discount, net of taxes.............................           --           2,758
                                                                                      ---------     -----------
Adjusted net income...............................................................    $  33,601     $    47,977
                                                                                      =========     ===========

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The following reconciles basic and diluted weighted average shares outstanding:

                                                                                THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                            --------------------
                                                                              2003         2002
                                                                            -------      -------
                                                                               (in thousands)
Basic weighted average shares outstanding.................................  121,185      119,161
Dilutive effect of warrants and stock option and restricted stock plans ..    5,369        5,549
Dilutive effect of Zero Coupon Debentures.................................       --        9,097
                                                                            -------      -------
Diluted weighted average shares outstanding...............................  126,554      133,807
                                                                            =======      =======

9.   SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes investing activities relating to acquisitions integrated into the Company's operations for the periods shown:

                                                                                     THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                           --------------------------------
                                                                               2003                2002
                                                                           -------------      -------------
                                                                                    (in thousands)
Fair value of assets, net of cash acquired...........................      $       6,069      $      18,998
Goodwill.............................................................              3,971              3,695
Total liabilities....................................................             (5,236)            (3,464)
                                                                           -------------      -------------
Cash consideration, net of cash acquired.............................      $       4,804      $      19,229
                                                                           =============      =============

10.  STOCK-BASED COMPENSATION

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. As permitted under SFAS No. 123, the Company uses the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation programs. Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to the Common Share market price on the grant date. The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                                                     THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                             -------------------------------
                                                                                 2003              2002
                                                                             ------------      -------------
                                                                             (in thousands, except per share
                                                                                        amounts)
Net income:
   As reported .........................................................     $     33,601      $     45,219
   Pro forma compensation expense, determined under fair value methods
     for all awards, net of income tax benefit .........................           (9,971)          (10,464)
                                                                             ------------      ------------
   Pro forma ...........................................................     $     23,630      $     34,755
                                                                             ============      ============
Basic earnings per share:
   As reported .........................................................     $       0.28      $       0.38
   Pro forma ...........................................................             0.19              0.29
Diluted earnings per share:
   As reported .........................................................             0.27              0.36
   Pro forma ...........................................................             0.19              0.28

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     For purposes of pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of the options is amortized to pro forma expense over the options' vesting period.

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

     The Company's Artificial Lift Systems segment designs, manufactures, sells and services a complete line of artificial lift equipment, including progressing cavity pumps, reciprocating rod lift systems, gas lift systems, electrical submersible pumps, product optimization services and automation and monitoring of wellhead production. This segment also provides screens for industrial applications and total process system solutions for all aspects of natural gas production.

     Financial information by industry segment for each of the three months ended March 31, 2003 and 2002 is summarized below. The accounting policies of the segments are the same as those of the Company.

                                                                                          THREE MONTHS
                                                                                         ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                     2003              2002
                                                                                  ----------        ----------
                                                                                         (in thousands)
Revenues from unaffiliated customers:
     Drilling and Intervention Services.......................................    $  327,972        $  313,349
     Completion Systems.......................................................        92,736            92,312
     Artificial Lift Systems..................................................       168,630           162,588
                                                                                  ----------        ----------
                                                                                  $  589,338        $  568,249
                                                                                  ==========        ==========

Depreciation and amortization:
     Drilling and Intervention Services.......................................    $   39,718        $   37,529
     Completion Systems.......................................................         9,596             6,436
     Artificial Lift Systems..................................................         6,244             5,546
     Corporate................................................................           728               523
                                                                                  ----------        ----------
                                                                                  $   56,286        $   50,034
                                                                                  ==========        ==========

Operating income (loss):
     Drilling and Intervention Services.......................................    $   58,414        $   64,939
     Completion Systems.......................................................        (4,658)            6,198
     Artificial Lift Systems..................................................        21,221            21,526
     Corporate (a)............................................................        (5,252)           (2,427)
                                                                                  ----------        ----------
                                                                                  $   69,725        $   90,236
                                                                                  ==========        ==========

(a) Includes Equity in Earnings of Unconsolidated Affiliates.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     As of March 31, 2003, total assets were $2,121.6 million for Drilling and Intervention Services, $1,024.0 million for Completion Systems, $976.3 million for Artificial Lift Systems and $461.4 million for Corporate. Total assets as of December 31, 2002, were $2,102.0 million for Drilling and Intervention Services, $1,016.0 million for Completion Systems, $927.5 million for Artificial Lift Systems and $449.5 million for Corporate.

12.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     Effective June 26, 2002, Weatherford International Ltd. ("Parent"), became the parent holding company of Weatherford International, Inc. ("Issuer") following a corporate reorganization. In conjunction with the merger, Parent fully and unconditionally guaranteed the following obligations of Issuer: (1) the three-year multi-currency revolving credit facility, (2) the five-year unsecured credit agreement, (3) the $200.0 million 7 1/4% Senior Notes due 2006 (the "7 1/4% Senior Notes"), (4) the $350.0 million 6 5/8% Senior Notes due 2011, ("the 6 5/8% Senior Notes"), (5) the Zero Coupon Debentures and (6) the 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Convertible Preferred Debentures"). In addition, Parent and Issuer fully and unconditionally guaranteed certain domestic subsidiaries' performance obligations relating to the asset securitization (See Note 6), including their payment obligations. The following condensed consolidating financial information for Parent and Issuer and all other subsidiaries has been provided.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       OTHER
                                                    PARENT          ISSUER          SUBSIDIARIES     ELIMINATIONS     CONSOLIDATION
                                                -------------    -------------     -------------    -------------      ------------
                  ASSETS

Current Assets:
   Cash and Cash Equivalents ................   $          23    $      38,446     $          --    $          --     $      38,469
   Intercompany Receivables .................          37,726           59,839                --          (97,565)               --
   Other Current Assets .....................              --        1,259,136            34,152          (34,152)        1,259,136
                                                -------------    -------------     -------------    -------------     -------------
                                                       37,749        1,357,421            34,152         (131,717)        1,297,605
                                                -------------    -------------     -------------    -------------     -------------
Equity Investments in Unconsolidated
   Affiliates ...............................         279,146           10,168                --               --           289,314
Intercompany Investments in Affiliates ......         700,346               12         2,800,668       (3,501,026)               --
Shares Held in Parent .......................              --          257,970                --         (257,970)               --
Intercompany Notes Receivable ...............       1,440,060          254,381                --       (1,694,441)               --
Other Assets ................................              --        2,996,333                --               --         2,996,333
                                                -------------    -------------     -------------    -------------     -------------
                                                $   2,457,301    $   4,876,285     $   2,834,820    $  (5,585,154)    $   4,583,252
                                                =============    =============     =============    =============     =============

        LIABILITIES AND SHAREHOLDERS'
                  EQUITY

Current Liabilities:
   Short-Term Borrowings and Current Portion
      of Long-Term Debt .....................   $          --    $     386,225     $          --    $          --     $     386,225
Accounts Payable and Other Current
      Liabilities ...........................           2,391          551,061                --          (34,152)          519,300
Intercompany Payables .......................              --               --            97,565          (97,565)               --
                                                -------------    -------------     -------------    -------------     -------------
                                                        2,391          937,286            97,565         (131,717)          905,525
                                                -------------    -------------     -------------    -------------     -------------
Long-Term Debt ..............................              --        1,518,644                --               --         1,518,644
Intercompany Notes Payable ..................         254,381           40,060         1,400,000       (1,694,441)               --
Other Long-Term Liabilities .................              --          122,558                --               --           122,558
Shareholders' Equity ........................       2,200,529        2,257,737         1,337,255       (3,758,996)        2,036,525
                                                -------------    -------------     -------------    -------------     -------------
                                                $   2,457,301    $   4,876,285     $   2,834,820    $  (5,585,154)    $   4,583,252
                                                =============    =============     =============    =============     =============

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                                       OTHER
                                                    PARENT          ISSUER          SUBSIDIARIES      ELIMINATIONS    CONSOLIDATION
                                                -------------    -------------     -------------     -------------    -------------
                 ASSETS

Current Assets:
   Cash and Cash Equivalents ................   $          --    $      48,825     $          12     $          --    $      48,837
   Intercompany Receivables .................          92,613           12,886                --          (105,499)              --
   Other Current Assets .....................              --        1,210,402            22,904           (22,904)       1,210,402
                                                -------------    -------------     -------------     -------------     ------------
                                                       92,613        1,272,113            22,916          (128,403)       1,259,239
                                                -------------    -------------     -------------     -------------     ------------
Equity Investments in Unconsolidated
   Affiliates ...............................         275,983            9,918                --                --          285,901
Intercompany Investments in Affiliates ......         700,346               12         2,800,668        (3,501,026)              --
Shares Held in Parent .......................              --          258,125                --          (258,125)              --
Intercompany Notes Receivable ...............       1,400,000          299,063                --        (1,699,063)              --
Other Assets ................................              --        2,949,849                --                --        2,949,849
                                                -------------    -------------     -------------     -------------     ------------
                                                $   2,468,942    $   4,789,080     $   2,823,584     $  (5,586,617)   $   4,494,989
                                                =============    =============     =============     =============    =============
        LIABILITIES AND SHAREHOLDERS'
                   EQUITY

Current Liabilities:
   Short-Term Borrowings and Current Portion
      of Long-Term Debt .....................   $          --    $     364,272     $          --     $          --    $     364,272
   Accounts Payable and Other Current
      Liabilities ...........................           3,752          532,357                --           (22,904)         513,205
   Intercompany Payables ....................              --           40,060            65,439          (105,499)              --
                                                -------------    -------------     -------------     -------------     ------------
                                                        3,752          936,689            65,439          (128,403)         877,477
                                                -------------    -------------     -------------     -------------     ------------
Long-Term Debt ..............................              --        1,513,907                --                --        1,513,907
Intercompany Notes Payable ..................         299,063               --         1,400,000        (1,699,063)              --
Other Long-Term Liabilities .................              --          129,109                --                --          129,109
Shareholders' Equity ........................       2,166,127        2,209,375         1,358,145        (3,759,151)       1,974,496
                                                -------------    -------------     -------------     -------------     ------------
                                                $   2,468,942    $   4,789,080     $   2,823,584     $  (5,586,617)   $   4,494,989
                                                =============    =============     =============     =============    =============

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          OTHER
                                                        PARENT          ISSUER         SUBSIDIARIES    ELIMINATIONS   CONSOLIDATION
                                                    -------------    -------------    -------------   -------------   -------------
Revenues ........................................   $          --    $     589,338    $          --   $          --   $     589,338
Costs and Expenses ..............................              --         (526,987)              --           2,812        (524,175)
Equity in Earnings of Unconsolidated Affiliates .           3,163            1,399               --              --           4,562
                                                    -------------    -------------    -------------   -------------    ------------

Operating Income ................................           3,163           63,750               --           2,812          69,725
                                                    -------------    -------------    -------------   -------------    ------------
Other Income (Expense):
  Interest Expense, Net .........................              --          (20,808)              --              --         (20,808)
  Intercompany Charges, Net .....................          27,187            4,953          (32,140)             --              --
  Other, Net ....................................              --           (2,571)              --              --          (2,571)
                                                    -------------    -------------    -------------   -------------    ------------
Income (Loss) Before Income Taxes ...............          30,350           45,324          (32,140)          2,812          46,346
(Provision) Benefit for Income Taxes ............          (1,913)         (22,082)          11,250              --         (12,745)
                                                    -------------    -------------    -------------   -------------    ------------
Net Income (Loss) ...............................   $      28,437    $      23,242    $     (20,890)  $       2,812   $      33,601
                                                    =============    =============    =============   =============   =============

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          OTHER
                                                          PARENT          ISSUER       SUBSIDIARIES    ELIMINATIONS   CONSOLIDATION
                                                      -------------   -------------   -------------   -------------   -------------
Cash Flows from Operating Activities:
  Net Income (Loss) ................................  $      28,437   $      23,242   $     (20,890)  $       2,812   $      33,601
  Adjustments to Reconcile Net Income (Loss) to
    Net Cash Provided (Used) by Operating
      Activities:

    Equity in Earnings of Unconsolidated
      Affiliates....................................         (3,163)         (1,399)             --              --          (4,562)
    Charges from Parent or Subsidiary ..............        (27,187)         (4,953)         32,140              --              --
    Deferred Income Tax Provision (Benefit) ........           (480)          4,435         (11,250)             --          (7,295)
    Other Adjustments ..............................          2,416           4,533             (12)         (2,812)          4,125
                                                      -------------   -------------   -------------   -------------    ------------
      Net Cash Provided (Used) by Operating
        Activities .................................             23          25,858             (12)             --          25,869
                                                      -------------   -------------   -------------   -------------    ------------
Cash Flows from Investing Activities:
  Acquisition of Businesses, Net of Cash Acquired ..             --          (4,804)             --              --          (4,804)
  Capital Expenditures for Property, Plant and
    Equipment ......................................             --         (69,899)             --              --         (69,899)
  Proceeds from Sales of Assets ....................             --           8,767              --              --           8,767
                                                      -------------   -------------   -------------   -------------    ------------
      Net Cash Used by Investing
        Activities .................................             --         (65,936)             --              --         (65,936)
                                                      -------------   -------------   -------------   -------------    ------------
Cash Flows from Financing Activities:
  Borrowings on Short-Term Debt, Net ...............             --          23,613              --              --          23,613
  Repayments of Long-Term Debt, Net ................             --            (906)             --              --            (906)
  Proceeds from Asset Securitization ...............             --           4,807              --              --           4,807
  Proceeds from Exercise of Stock Options ..........             --           2,580              --              --           2,580
  Purchases of Treasury Shares .....................             --            (348)             --              --            (348)
  Other ............................................             --             (47)             --              --             (47)
                                                      -------------   -------------   -------------   -------------    ------------
      Net Cash Provided by Financing
        Activities .................................             --          29,699              --              --          29,699
                                                      -------------   -------------   -------------   -------------    ------------
Net Increase (Decrease) in Cash and Cash
    Equivalents ....................................             23         (10,379)            (12)             --         (10,368)
Cash and Cash Equivalents at Beginning of Period ...             --          48,825              12              --          48,837
                                                      -------------   -------------   -------------   -------------    ------------
Cash and Cash Equivalents at End of Period .........  $          23   $      38,446   $          --   $          --   $      38,469
                                                      =============   =============   =============   =============   =============

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13.  NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46") was issued. FIN No. 46 requires companies that control another entity through interests other than voting interests to consolidate the controlled entity. FIN No. 46 applies to variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 to variable interest entities created before February 1, 2003. The Company is currently evaluating the impact this interpretation will have on its financial statements.

14.  SUBSEQUENT EVENT

     Subsequent to March 31, 2003 the Company entered into a three-year unsecured revolving credit facility agreement that provides for borrowings of up to an aggregate of $500.0 million. Certain of the proceeds from the credit facility will be used to repay all amounts due under the Company's existing revolving credit facilities (See Note 7), at which time those facilities will be terminated. Amounts outstanding will accrue interest at a variable rate based on either the U.S. prime rate or LIBOR and the credit rating assigned to the Company's long-term senior debt. The covenants and conditions of this facility are substantially the same as the facilities it replaces, and it is guaranteed by Weatherford International, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

     Our business is conducted through three principal operating divisions: (1) Drilling and Intervention Services, (2) Completion Systems and (3) Artificial Lift Systems. We conduct operations in approximately 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world.

     The following is a discussion of our market, financial condition and results of operations for the three months ended March 31, 2003 and 2002. This discussion should be read in conjunction with our financial statements included with this report and our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002 included in our Annual Report on Form 10-K.

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

MARKET TRENDS AND OUTLOOK

     Our businesses serve the oil and gas industry. All of our businesses are affected by changes in the worldwide demand for and price of oil and natural gas. Certain of our products and services, such as our well installation services and well completion services, are dependent on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our artificial lift systems, are dependent on production activity. We currently estimate approximately two-thirds of our operations are reliant on drilling activity, with the remainder focused on production and reservoir enhancement activity.

     The following chart sets forth certain statistics that are reflective of historical market conditions:

                                                          HENRY HUB      NORTH AMERICAN     INTERNATIONAL
                                        WTI OIL (1)        GAS (2)        RIG COUNT (3)     RIG COUNT (3)
                                        -----------      -----------     --------------     -------------
March 31, 2003......................    $    31.04       $   5.060            1,391              747
December 31, 2002...................         31.20           4.789            1,204              753
March 31, 2002......................         26.31           3.283            1,183              737

     (1) Price per barrel as of March 31 and December 31 - Source: Applied Reasoning, Inc.

     (2) Price per MM/BTU as of March 31 and December 31 - Source: Oil World

     (3) Average rig count for the applicable month - Source: Baker Hughes Rig Count

     The demand for our products and services is cyclical due to the nature of the energy industry. Over the last several years, rig count fluctuated due to world economic and political trends that influence the supply and demand for energy, the price of oil and natural gas and the level of exploration and drilling for those commodities. The price of oil and natural gas has also been subject to much volatility. International drilling activity is somewhat less volatile than the North American market. Due to the significant investment and complexity surrounding international projects, drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective in regard to oil and natural gas pricing as most contracts span two to three years.

     In the U.S., the level of rig activity began to decline in the third quarter of 2001 and continued to decline through the first trimester of 2002. From the second quarter of 2002 and into the first quarter of 2003, the U.S. rig count has shown steady improvements. In the last week of March 2003, the U.S. reported the highest rig count since

November 2001 with 962 rigs. Canadian rig count has experienced similar trends with the exception of the usual seasonal decline related to `spring breakup,' which usually takes place during the second quarter. The rig count in Canada reached 558 rigs during the first quarter of 2003, the highest it has been since the first quarter of 2000. During 2002 and through the first quarter of 2003, natural gas prices improved from a low of $1.91 in January 2002 to a high of $9.58 per mcf in February 2003. Recently natural gas prices have averaged approximately $5.79 per mcf. We expect activity in North America to continue to improve throughout 2003, after the conclusion of the seasonal decline in Canada.

     International rig activity strengthened during 2002, with the exception of Latin America. Both the Middle East and Asia Pacific regions have shown steady quarterly improvement since the beginning of 2001. We anticipate improvements in the eastern hemisphere markets during the latter half of 2003, in particular the UK North Sea and the Middle East, while the Latin America market is expected to be flat during 2003.

     In general, we expect the markets and our business strategies to affect our results as follows:

     NORTH AMERICA. The markets in the U.S. are in the early stages of improvement. The level of inquiry, contractual bidding and activity is rising. If historical leads and lags hold true, we expect to experience more significant improvements in our U.S. business sometime in mid- to late 2003. Improvements will first impact our drilling services and then our production and completion products and services. We anticipate volume increases to be between 10% and 15% and we expect to increase pricing as volume increases. Prior to the `spring breakup' Canada had a very strong performance in 2003. Activity after `spring breakup' is expected to recover quickly and remain strong for the rest of the year.

     Our Artificial Lift Systems Division is impacted by the volatility in North America, primarily related to the oil rig count. Revenues for this division in the first quarter were approximately 69% North American, with 32% in the U.S. and 37% in Canada. Due to the high dependency on Canadian activity, the length and severity of `spring breakup' will have a significant impact on this division. Our Drilling and Intervention Services Division and Completion Systems Division will also be impacted by improvements in North America. These divisions derive approximately 40% to 50% of their revenues from this region.

     INTERNATIONAL. Overall, we expect international activity to improve approximately 4% in 2003 compared to 2002. We anticipate we will experience 10% growth year-on-year, exhibiting higher dollar sales per rig employed as shown historically. The largest expected increases in 2003 over 2002 are in the Middle East/North Africa, Brazil and Mexico markets. In the latter part of 2002, we experienced declines in the UK North Sea region, Venezuela and Kazakhstan. We believe the activity in the UK has bottomed out and should begin to see improvements in the latter half of 2003. An emerging trend is the sale of mature fields by major oil companies to smaller independent oil companies. Such a trend bodes well for ongoing development activity and revitalization of the North Sea market. Further UK North Sea activity improvements should be realized in 2004 if proposed tax changes are enacted and if such changes are satisfactory to North Sea operators. Additionally, due to the completion of a major consolidation of a number of our business segments in the UK North Sea, we believe when the UK cycle reverses itself we are positioned to take on incremental volume at higher incremental margins. The declines in Venezuela in the last half of the year are due to the continuing economic and political uncertainty which culminated in a strike in the fourth quarter of 2002. The first quarter of 2003 continued to deteriorate, but we expect a recovery for the balance of the year once a degree of normalcy returns to operations. Our operations were also impacted by activity in Kazakhstan, more specifically Chevron's Tengiz project, as the project was abruptly interrupted in the fourth quarter of 2002. This project officially restarted at the end of January, and our operations will resume by the end of April 2003.

     We expect our technology products to fuel much of the prospective performance in our international markets. In 2002, our technology products increased approximately 30% from their 2001 level. We expect growth from our expandable products in the current year and beyond. We recently signed a $50 million two-year contract with Shell Malaysia for our expandable sand screens and announced a $34 million contract for Petrobras offshore projects in 2003 and 2004. In the first quarter of 2003, we commercialized our first expandable solids for well remediation. Recently, we successfully installed an all-hydraulic multi-zone completion system under our intelligent well product line. This installation, in such a high-end downhole application, opens up a whole market for intelligent zonal isolation at an affordable cost. After working on the development and marketing of our underbalanced systems for two years, we are seeing the emergence of repeat business. For 2003, the growth in underbalanced services is likely to be the Middle East, Latin America and U.S. tight gas reservoirs as well as the Canadian market. Overall, we expect revenues from our technology products to grow approximately 50% from 2002 levels.

     Based on our market expectations and our business strategies, we project our full year 2003 diluted earnings per share to be in the range of $1.50 - $1.60.

     Overall, the level of market improvements for our businesses for the remainder of 2003 will continue to be heavily dependent on the timing and strength of the recovery in the North American markets, our gains in market share outside North America and the acceptance of our new technologies. The speed and extent of any recovery in the North American markets is difficult to predict in light of continued economic uncertainty. In addition, the continued strength of the industry is uncertain and will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC (Organization of Petroleum Exporting Countries) and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the year ending December 31, 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

     The following charts contain selected financial data comparing our results for the three months ended March 31, 2003 and March 31, 2002:

                                                                                  THREE MONTHS ENDED
COMPARATIVE FINANCIAL DATA                                                             MARCH 31,
                                                                             ----------------------------
                                                                                2003              2002
                                                                             ----------         ---------
                                                                             ($ in thousands, except per
                                                                                      share data)
 Revenues..............................................................      $  589,338         $ 568,249
 Gross Profit %........................................................            31.8%             33.9%
 Research and Development..............................................      $   19,999         $  16,984
 Selling, General and Administrative Attributable to Segments..........          92,467            82,925
 Corporate General and Administrative..................................           9,814             9,280
 Operating Income......................................................          69,725            90,236
 Net Income............................................................          33,601            45,219
 Net Income per Diluted Share..........................................            0.27              0.36
 Depreciation and Amortization.........................................          56,286            50,034

SALES BY GEOGRAPHIC REGION

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 ------------------------
                                                                                   2003           2002
                                                                                 --------       ---------
REGION:
U.S........................................................................         34%             35%
Canada.....................................................................         18              14
Latin America..............................................................          8               8
Europe and West Africa.....................................................         19              20
Middle East and North Africa...............................................         12              11
Asia Pacific...............................................................          9              12
                                                                                   ---             ---
    Total..................................................................        100%            100%
                                                                                   ===             ===

     A discussion of our consolidated results for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 follows:

     - Revenues in the first quarter of 2003 increased $21.1 million, or 3.7%, from the first quarter of 2002. North American revenues improved 10.5% and international revenues decreased slightly. The international decrease primarily relates to the decline in Asia Pacific of 19.4% and Latin America of 5.1%. Acquisitions contributed more than $9 million in North America and $3 million internationally.

     - Our gross profit as a percentage of revenues decreased from 33.9% in the first quarter of 2002 to 31.8% in the first quarter of 2003. The decline was primarily due to pricing deterioration in the North American markets and product mix.

     - Selling, general and administrative expenses attributable to segments increased as a percentage of revenues from 14.6% in the first quarter of 2002 to 15.7% in the first quarter of 2003 due to increased intangible amortization and costs associated with the expansion of our underbalanced drilling systems infrastructure.

     - Our equity in earnings for the first quarter of 2003 compared to the first quarter of 2002 decreased $2.3 million primarily due to a decline in Universal Compression's net income.

     - Our effective tax rate for the first quarter of 2003 was 27.5% compared to 34.0% for the first quarter of 2002. The decline reflects the benefits received from our corporate reorganization.

     SEGMENT RESULTS

     DRILLING AND INTERVENTION SERVICES

     Our Drilling and Intervention Services Division has continued to experience sequential quarterly improvements in revenue since the first quarter of 2002. This division benefited from gains in North America and acquisitions. The improved market activity in Canada provided this division with approximately $7 million of incremental revenue.

     International revenues for this division were relatively flat in the first quarter of 2003 compared to the first quarter of 2002. Our Middle East and North Africa region showed strong improvements with increased revenues of nearly 10%. Our declines in Latin America and Europe and West Africa are caused by the political and economic uncertainties in Venezuela, the tax disputes in the UK and a softer Norwegian rig count.

     The following chart sets forth data regarding the results of our Drilling and Intervention Services Division for the first quarter of 2003 and 2002:

                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                              ----------------------------
                                                                                 2003              2002
                                                                              -----------       ----------
                                                                                     ($ in thousands)
Revenues..............................................................        $  327,972        $ 313,349
Gross Profit %........................................................              31.9%            33.7%
Research and Development..............................................        $    7,658        $   6,074
Selling, General and Administrative...................................            38,631           34,496
Operating Income......................................................            58,414           64,939

     A discussion of the results of our Drilling and Intervention Services Division for the first quarter of 2003 compared to the first quarter of 2002 follows:

     - Our North American revenues for the first quarter of 2003 improved 12.5%, or 5.4% excluding the impact of acquisitions. This improvement was attributable to an increase of 16.6% in the quarterly average rig count. The increase in rig count exceeded our gains due to the timing of rig count improvements during the first quarter of 2003. Excluding the impact of acquisitions, our international revenue declined 3.5% in the first quarter of 2003 compared to the same period of 2002. All regions, except Middle East and North Africa, experienced slight declines.

     - Gross profit as a percentage of revenues decreased from 33.7% in the first quarter of 2002 to 31.9% in the first quarter of 2003 primarily due to product mix, the deterioration in the UK related to E&P tax disputes between the UK government and the North Sea operators and a decline in Norwegian drilling activity.

     - Selling, general and administrative expenses increased as a percentage of revenues from 11.0% in the first quarter of 2002 to 11.8% in the first quarter of 2003. The increase primarily reflects our 2002 acquisitions' higher selling, general and administrative expenses which are currently being integrated into our operations and costs associated with the expansion of our underbalanced drilling systems infrastructure.

     COMPLETION SYSTEMS

     Our Completion Systems Division's revenues for the first quarter of 2003 were relatively flat with the first quarter of 2002, but were up nearly 15% from the fourth quarter of 2002. In the first quarter of 2003 gains were made in Canada and the Europe and West Africa region, with offsetting declines in the U.S. and the Middle East and North Africa region as compared to the first quarter of 2002.

     The following chart sets forth data regarding the results of our Completion Systems Division for the first quarter of 2003 and 2002:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              ---------------------------
                                                                                 2003             2002
                                                                              -----------      ----------
                                                                                     ($ in thousands)
Revenues..............................................................        $   92,736       $   92,312
Gross Profit %........................................................              26.6%            34.2%
Research and Development..............................................        $    9,398       $    9,273
Selling, General and Administrative...................................            19,949           16,077
Operating Income (Loss)...............................................            (4,658)           6,198

     A discussion of the results of our Completion Systems Division for the first quarter of 2003 compared to first quarter of 2002 follows:

     - On a geographical basis, Europe and West Africa experienced the strongest gains with a 20.1% improvement in revenue contributions in the first quarter of 2003 as compared to the same period last year. Revenues in North America decreased 8.3% in the first quarter of 2003 compared to the first quarter of 2002, despite a 52.2% improvement in Canada.

     - Gross profit as a percentage of revenues decreased from 34.2% in the first quarter of 2002 to 26.6% in the first quarter of 2003 primarily due to lower volume of products with high fixed costs.

     - Selling, general and administrative expenses as a percentage of revenues increased from 17.4% in the first quarter of 2002 to 21.5% in the same period in 2003. The increase is primarily due to higher incremental intangible asset amortization expense of $2.3 million. One of the drivers for the higher amortization expense is the intangible asset associated with our worldwide expandable license.

     ARTIFICIAL LIFT SYSTEMS

     Revenues for our Artificial Lift Systems Division in the first quarter of 2003 increased slightly from first quarter 2002 levels. Nearly all geographic regions experienced gains, in particular Canada where revenues improved 25%. On a product line basis, progressing cavity pumps, which earns more than 80% of its revenues in Canada, showed the strongest improvements.

     The following chart sets forth data regarding the results of our Artificial Lift Systems Division for the first quarters of 2003 and 2002:

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            -----------------------------
                                                                                2003             2002
                                                                            ------------     ------------
                                                                                  ($ in thousands)
Revenues.............................................................       $   168,630      $   162,588
Gross Profit %.......................................................              34.4%            34.1%
Research and Development.............................................       $     2,943      $     1,637
Selling, General and Administrative..................................            33,887           32,352
Operating Income ....................................................            21,221           21,526

     A discussion of the results of our Artificial Lift Systems Division as reflected above for the first quarter of 2003 compared to the first quarter of 2002 follows:

     - In the first quarter of 2003 compared to the first quarter of 2002, revenues in North America increased 14.8% and international revenues decreased 14.4%, primarily due to declines in Asia Pacific of 35.8%.

     - Gross profit and selling, general and administrative expenses remained flat as a percentage of revenue in the first quarter of 2003 as compared to the same quarter of last year.

     RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

     During the third quarter of 2002, we recorded $15.4 million, $10.0 million net of taxes, in restructuring and asset impairment charges relating to a rationalization of our businesses in light of industry conditions. We undertook initiatives to rationalize our business in light of the lower activity levels and the continued economic uncertainty. The plan approved during 2002 included a reduction in workforce, primarily in the United States, and the closure of two facilities. During the first quarter of 2003, we modified our plan and reversed $3.1 million of unutilized accruals recorded by the Completion Systems and Artificial Lift Systems segments. In connection with this modification, we also expensed $2.0 million during the first quarter for other facility impairments within the Completion Systems segment. The amounts related to the modification were recorded in Cost of Products in our Condensed Consolidated Statements of Income. The charge related to the 2002 plan is summarized by segment in the following table and described in greater detail below:

                                                                                   REVERSAL OF
                                                                                      2000
                                                                  ASSET           RESTRUCTURING
                                          SEVERANCE (1)       IMPAIRMENT (2)        CHARGE (3)            TOTAL
                                          -------------       --------------      -------------         ---------
                                                                       (IN THOUSANDS)
Drilling and Intervention Services....      $   1,853           $      132         $       --           $  1,985
Completion Systems....................          4,810                1,580                 --              6,390
Artificial Lift Systems...............          1,866                5,295                 --              7,161
Corporate.............................             48                4,592             (4,739)               (99)
                                            ---------           ----------         ----------           --------
Total.................................          8,577               11,599             (4,739)            15,437
  Utilized during 2002................         (3,748)             (11,599)             4,739            (10,608)
  Reversal of 2002
         Restructuring Charge.........         (3,148)                  --                 --             (3,148)
  Utilized during 2003................         (1,223)                  --                 --             (1,223)
                                            ---------           ----------         ----------           --------
Balance as of March 31, 2003..........      $     458           $       --         $       --           $    458
                                            =========           ==========         ==========           ========

     (1) In accordance with our announced plan to terminate employees company-wide, we recorded severance and related costs for 849 specifically identified employees. As of March 31, 2003, 20 employees remained to be terminated, which is expected to occur in the second quarter of 2003.

     (2) The asset impairment primarily relates to the write-down of equipment and facilities which are held for sale as a result of the decline in market conditions. These assets, having a carrying amount of $5.1 million and $7.7 million have been reclassified in Other Current Assets on our Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002, respectively. We anticipate the remaining assets will be sold by September 30, 2003.

     (3) In 2000, we recorded a non-recurring charge of $56.3 million in connection with the merger of our Compression Services Division with Universal of which $4.7 million of estimated transaction costs were not incurred.

ORGANIZATIONAL CHANGES

     In April 2003 we made a strategic decision to realign our divisions. Our three historical divisions of Drilling and Intervention Services, Completion Systems and Artificial Lift Systems will now operate under two divisions, namely Drilling Services and Production Systems. This change was not required to be reflected in the accompanying condensed consolidated financial statements but will be reflected retroactively in our Form 10-Q for the quarter ended June 30, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46") was issued. FIN No. 46 requires companies that control another entity through interests other than voting interests to consolidate the controlled entity. FIN No. 46 applies to variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 to variable interest entities created before February 1, 2003. We are currently evaluating the impact this interpretation will have on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Our current sources of capital are current reserves of cash, cash generated from operations, proceeds from our asset securitization and borrowings under bank lines of credit. Our operating cash flow is directly related to our business and the segments in which we operate. Should market conditions deteriorate, or should we experience unforeseen declines in results of operations, cash flows may be reduced. Cash flow from operations is expected to be our primary source of liquidity during 2003. We anticipate cash flows from operations, combined with existing credit facilities, will provide sufficient capital resources and liquidity to manage our operations, meet debt obligations and fund projected capital expenditures. We are continually reviewing acquisitions in our markets. Depending on the size and timing of an acquisition, we could require additional capital in the form of either debt, equity or both.

CASH FLOWS

     As of March 31, 2003, our cash and cash equivalents were $38.5 million, a net decrease of $10.4 million from December 31, 2002, which was primarily attributable to the following:

     -   Cash inflows from operating activities of $25.9 million;

     - Capital expenditures for property, plant and equipment of $69.9 million;

     - Acquisition of new businesses of approximately $4.8 million in cash, net of cash acquired;

     -   Proceeds from the sales of assets of $8.8 million;

     - Borrowings, net of repayments, on long-term debt and short-term facilities of $22.7 million;

     -   Proceeds from our asset securitization of $4.8 million;

     -   Proceeds from stock option activity of $2.6 million.

SOURCE OF LIQUIDITY

     Banking Facilities

     In April 2001, we entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. As of March 31, 2003, $136.6 million was available under this credit facility.

     We also have a five-year unsecured revolving credit facility, dated May 1998, that allows us to borrow up to $250.0 million at any time. The facility consists of a $200.0 million U.S. credit facility and a $50.0 million

Canadian credit facility. As of March 31, 2003, $53.9 million was available under this facility due to amounts outstanding and $28.1 million which was used to secure outstanding letters of credit.

     Our credit facilities contain customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. We are in compliance with all covenants set forth in the credit facilities. The committed revolving credit facilities do not contain any provision which makes their availability dependent upon our credit ratings; however, the interest rates are dependent upon the credit rating of our long-term senior debt.

     We also have unsecured short-term borrowings with various institutions pursuant to uncommitted facilities. At March 31, 2003, we had $92.3 million in unsecured short-term borrowings outstanding under these arrangements with interest rates ranging from 1.63% to 8.86%.

     We have entered into a three-year unsecured revolving credit facility agreement that provides for borrowings of up to an aggregate of $500.0 million. Certain of the proceeds from the credit facility will be used to repay all amounts due under our existing revolving credit facilities, at which time those facilities will be terminated. Amounts outstanding will accrue interest at a variable rate based on either the U.S. prime rate or LIBOR and the credit rating assigned to our long-term senior debt. The covenants and conditions of this facility are substantially the same as the facilities it replaces, and it is guaranteed by Weatherford International, Inc.

     Asset Securitization

     We have in place an agreement with a financial institution to sell, on a continuous basis, an undivided interest in a specific pool of our current domestic accounts receivable through December 2003. We are permitted to securitize up to $75.0 million under this agreement. If our credit rating falls below BBB- from Standard & Poor's or Baa3 from Moody's, the financial institution has no further obligation to purchase our accounts receivable. We currently pay a program fee on participating interests at a variable rate based on the financial institution's commercial paper rate plus other fees. Program fees totaled $0.3 million and $0.7 million for the three months ended March 31, 2003 and 2002, respectively. We received $73.7 million for purchased interests and had retained interests in receivables sold of $59.1 million as of March 31, 2003.

CONTRACTUAL OBLIGATIONS

     Our contractual obligations at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods have not changed materially, other than as detailed below, since December 31, 2002.

     Capital Expenditures

     Our capital expenditures for property, plant and equipment during the three months ended March 31, 2003 were $64.1 million, net of proceeds from tools lost down hole of $5.8 million. Our capital expenditures primarily relate to our new technologies, drilling equipment, fishing tools and tubular service equipment. Capital expenditures for 2003 are expected to be approximately $250.0 million. Our depreciation expense during the three months ended March 31, 2003 was $51.6 million.

     Zero Coupon Convertible Senior Debentures

     On June 30, 2000, we completed the private placement of $910.0 million face amount of our Zero Coupon Convertible Senior Debentures. These Debentures were issued at $501.6 million providing the holders with an annual 3% yield to maturity. As of March 31, 2003, the accreted amount of these debentures was $544.5 million.

     Holders may convert the Zero Coupon Convertible Senior Debentures into our common shares at any time before maturity at a conversion rate of 9.9970 shares per $1,000 principal amount at maturity or an initial conversion price of $55.1425 per common share. The effective conversion price will increase as the accreted value of the Zero Coupon Convertible Senior Debentures increases. We may redeem the Zero Coupon Convertible Senior Debentures on or after June 30, 2005 at the accreted discounted amount at the time of redemption as provided for in the indenture agreement. The holders also may require us to repurchase the Zero Coupon Convertible Senior

Debentures on June 30, 2005, June 30, 2010 and June 30, 2015 at the accreted discounted amount at the time of repurchase. We may, at our election, repurchase the debentures in cash, common stock or a combination thereof. The Zero Coupon Convertible Senior Debentures are unsecured, ranking equal in right of payment with all other unsecured and unsubordinated indebtedness and will rank senior to any future subordinated indebtedness.

EXPOSURES

     INDUSTRY EXPOSURE

     The concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we can make no assurance that such reserves will be sufficient to meet write-offs of uncollectible receivables or our losses from such receivables will be consistent with our expectations.

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

     We are also subject to various federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have in recent years become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties. While we are not currently aware of any situation involving an environmental claim which would likely have a material adverse effect on our business, it is always possible an environmental claim with respect to one or more of our current businesses or a business or property one of our predecessors owned or used could arise that could involve the expenditure of a material amount of funds.

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

     INTERNATIONAL EXPOSURE

     Like most multinational oilfield service companies, we have operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific region and the Commonwealth of Independent States that are inherently subject to risks of war, political disruption, civil disturbance and change in global trade policies that may:

     -   disrupt oil and gas exploration and production activities;

     -   negatively impact results of operations;

     -   restrict the movement and exchange of funds;

     -   inhibit our ability to collect receivables;

     -   lead to U.S. government or international sanctions; and

     -   limit access to markets for periods of time.

     TAX EXPOSURE

     On June 26, 2002, the stockholders and Board of Directors of Weatherford International, Inc. approved our corporate reorganization, and Weatherford International Ltd., a newly formed Bermuda company, became the parent holding company of Weatherford International, Inc. Our expectation as to the tax benefits that could result from our reorganization were based upon laws in effect at the time of the reorganization. Legislation proposed after we began to develop a reorganization plan has included items that could, if enacted, restrict or eliminate our ability to realize anticipated tax benefits. Changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing authorities could adversely impact our ability to realize tax benefits from our reorganization and adversely impact our results.

     CURRENCY EXPOSURE

     Approximately 33.0% of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive loss in the shareholders' equity section on our Condensed Consolidated Balance Sheets. We recognize remeasurement and transactional gains and losses on currencies in our Condensed Consolidated Statements of Income. Such remeasurement and transactional gains and losses may adversely impact our results of operations.

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

     Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:

     - A downturn in market conditions could affect projected results. Any material changes in oil and gas supply and demand, oil and gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information provided by us. The oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Through the beginning of 2002, there was a general decrease in prices for oil and natural gas, reflecting diminished demand attributable to political and economic issues. In the latter part of 2002, there was an increase of prices for oil and natural gas. However, with the exception of Canada, producers did not increase drilling due to the political and economic uncertainty. During the first quarter of 2003, there was an increase in North American drilling activity; however, if an extended regional and/or worldwide recession would occur, it would result in even lower demand and lower prices for oil and gas, which would adversely affect our revenues and income. At this time, we have assumed increases in demand will continue at a modest pace throughout 2003. We have assumed international demand will increase modestly in the latter half of 2003.

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

     - A material disruption in our manufacturing could adversely affect our business. Our forward-looking statements assume any manufacturing expansion and consolidation will be completed without material disruptions. If there are disruptions or excess costs associated with manufacturing changes, our results could be adversely affected.

     - Our success is dependent upon the integration of acquisitions. We have consummated acquisitions of several product lines and businesses. The success of our acquisitions will be dependent on our ability to integrate the product lines and businesses with our existing businesses and eliminate duplicative costs. We incur various duplicative costs during the integration of the operations of acquired businesses into our operations. Our forward-looking statements assume the successful integration of the operations of the acquired businesses; however, there can be no assurance the expected benefits of these acquisitions will materialize. Integration of acquisitions is something that cannot occur in the short-term and requires constant effort at the local level to be successful. Accordingly, there can be no assurance as to the ultimate success of these integration efforts.

     - Our long-term growth is dependent upon technological advances. Our ability to deliver our long-term growth strategy is dependent in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, to obtain technologically advanced products through internal research and development and/or acquisitions, and to expand the markets for new technology through leverage of our worldwide infrastructure. Key to our success will be our ability to commercialize the technology we have acquired and demonstrate the enhanced value our technology brings to our customers' operations. Our major technological advances include, but are not limited to, those related to underbalanced drilling, expandable well construction and intelligent well completion. Our forward-looking statements have assumed successful commercialization of and above-average growth from these new products and services.

     - Nonrealization of expected benefits from our corporate reorganization could affect our projected results. An inability to realize expected benefits of the reorganization within the anticipated time frame, or at all, would likely affect the financial benefit of our corporate reorganization.

     - Nonrealization of expected benefits of our recent change in divisional structure could adversely affect our projected results. We recently announced a realignment of our product lines from three divisions to two divisions. Our forward-looking statements assume there will be no material disruption to our operations and we will realize anticipated cost savings.

     - A decline in the fair value of our investment in Universal that is other than temporary would adversely affect our projected results. In the third quarter of 2002, we determined the decline in Universal's stock price was other than temporary and recorded a write-down in the carrying value of the investment. In connection with the reduction in the carrying value, we recognized a tax benefit related to the difference between the book carrying value and the tax basis of the investment. We can make no assurances there will not be an additional decline in value of our investment in Universal and that any such decline would be temporary. Any decline may result in an additional write-down in the carrying value of our investment in Universal and would adversely affect our results.

     - The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of March 31, 2003, we had approximately $1.5 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors in or beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

     - Currency fluctuations could have a material adverse financial impact on our business. A material decline in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currencies.

     - Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies. In March 2003 the President of the United States initiated hostilities against Iraq. Any further military action undertaken by the United States or other countries against Iraq or other countries could adversely affect our results of operations.

     Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the SEC. For additional information regarding risks and uncertainties, see our other filings with the SEC under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended, available free of charge at the SEC's website at www.sec.gov. We will generally update our assumptions in our filings as circumstances require.

AVAILABLE INFORMATION

     We make available, free of charge, on our website (www.weatherford.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish them to the SEC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are currently exposed to market risk from changes in foreign currency rates and changes in interest rates. A discussion of our market risk exposure in financial instruments follows.

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

     Assets and liabilities of which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive loss in the shareholders' equity section on our Condensed Consolidated Balance Sheets. Approximately 33.0% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $25.1 million adjustment to our equity account for the three months ended March 31, 2003 to reflect the net impact of the strengthening in various foreign currencies against the U.S. dollar.

INTEREST RATES

     We are subject to interest rate risk on our long-term fixed interest rate debt and, to a lesser extent, variable-interest rate borrowings. Our long-term borrowings subject to interest rate risk primarily consist of the $350.0 million principal of the 6 5/8% Senior Notes due 2011, $200.0 million principal of the 7 1/4% Senior Notes due 2006, the $402.5 million principal of the 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 and the $910.0 million Zero Coupon Senior Convertible Debentures due 2020. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate to increase or decrease, and thus increase or decrease the amount required to refinance the debt. As of March 31, 2003, the fair market value of the 6 5/8% Senior Notes was $380.5 million and the fair value of the 7 1/4% Senior Notes was $227.0 million. The fair value of both Senior Notes is principally dependent on changes in prevailing interest rates. As of March 31, 2003, the fair market value of the Convertible Preferred Debentures was $390.5 million, and the fair market value of the Zero Coupon convertible Debentures was $581.3 million. The fair market value of the Convertible Preferred Debentures and the Zero Coupon Debentures is principally dependent on both prevailing interest rates and our current share price as it relates to the conversion price of $53.34 per share and $55.1425 per share, respectively.

     We have various other long-term debt instruments but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $373.7 million at March 31, 2003 approximate fair market value.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Exchange Act). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings. There were no significant changes in the Company's internal controls, or in other factors that could significantly affect the Company's internal controls, subsequent to the date of the Company's evaluation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

EXHIBIT
 NUMBER                                           DESCRIPTION
-------                                           -----------
+99.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+99.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
+ Filed herewith

     (b) Reports on Form 8-K:

     1. Current Report on Form 8-K dated January 17, 2003, announcing earnings expectations for the quarter ended December 31, 2002.

     2. Current Report on Form 8-K dated February 3, 2003, announcing earnings for the quarter ended December 31, 2002.

     3. Current Report on Form 8-K dated March 31, 2003, announcing the availability of an investor presentation on the Company's website.

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

                                  Date: May 7, 2003

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

                                       Date: May 7, 2003

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

                                       Date: May 7, 2003

                                       /s/ Lisa W. Rodriguez
                                       ----------------------------------------
                                       Lisa W. Rodriguez
                                       Senior Vice President and Chief Financial
                                       Officer

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                                           DESCRIPTION
-------                                           -----------
+99.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+99.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
+ Filed herewith