Form 10-K/A
period 2002-12-31
WEATHERFORD INTERNATIONAL LTD
filed 2003-06-26
CIK 1170565

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K/A

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

   515 Post Oak Boulevard
   Suite 600
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes      X      No
        ---        ---

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2002 was $3,733,151,976, based upon the closing price on the New York Stock Exchange as of such date.

     Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date:

           Title of Class                 Outstanding at June 20, 2003
           --------------                 ----------------------------
Common Shares, $1.00 Par Value                    121,250,648

                                EXPLANATORY NOTE

         This amendment to the annual report on Form 10-K/A for the year ended December 31, 2002 of Weatherford International Ltd. ("the Company") is being filed to incorporate by reference the audited financial statements of Universal Compression Holdings, Inc. ("Universal") for the year ended March 31, 2003 as required by Rule 3-09 of Regulation S-X. The Company has a 45% equity interest in Universal. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the pages attached hereto.

         A consent of Deloitte and Touche LLP, independent auditors for Universal, is being filed as an exhibit hereto.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report or incorporated herein by reference:

          1. The consolidated financial statements of the Company listed on page 41 of its annual report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 18, 2003.

          2.  The financial statement schedule on page 10 of this report.

          3.  The exhibits of the Company listed below under Item 15 (c).

     (b) Reports on Form 8-K

          1. Current Report on Form 8-K dated October 24, 2002, announcing the Company's earnings for the quarter ended September 30, 2002.

          2. Current Report on Form 8-K dated October 8, 2002, announcing the following:

              (i) a non-recurring charge of approximately $155 million, net of taxes, related essentially to a write-down of the Company's equity investment in Universal Compression Holdings, Inc., and

              (ii) comments on the Company's third and fourth quarter earnings outlook for 2002.


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


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
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


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
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


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

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

+*10.14 Weatherford International, Inc. 1998 Employee Stock Option Plan, including form of agreement for officers (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-8 (Reg. No.
          333-81678) filed January 30, 2002).

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


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

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


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
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

 +21.1    Subsidiaries of Weatherford International Ltd.

 +23.1    Consent of Ernst & Young LLP.

++23.2    Consent of Deloitte and Touche LLP.

++99.1    Certification of Chief Executive Officer.

++99.2    Certification of Chief Financial Officer.

  99.3    Consolidated Financial Statements of Universal Compression Holdings,
          Inc. for the fiscal year ended March 31, 2003 (incorporated by reference to Part II, Item 8 of the Annual Report on Form 10-K for the
          fiscal year ended March 31, 2003, filed by Universal Compression
          Holdings, Inc. (SEC file No. 001-15849) on June 17, 2003).
--------------------------------------------------------------------------------

*    Management contract or compensatory plan or arrangement
+    Filed on March 18, 2003 as an exhibit to the Form 10-K
++   Filed herewith

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

We agree to furnish to any requesting shareholder a copy of any of the above named exhibits upon the payment of our reasonable expenses of obtaining, duplicating and mailing the requested exhibits. All requests for copies of exhibits should be made in writing to our Investor Relations Department at 515 Post Oak Blvd., Suite 600, Houston, TX 77027.

  (d) Financial Statement Schedules

      1. Valuation and qualifying accounts and allowances.


                                   SCHEDULE II

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002

                                                                        ADDITIONS
                                                                -------------------------
                                                  BALANCE AT    CHARGED TO                                  BALANCE AT
                                                  BEGINNING      COSTS AND                                    END OF
                DESCRIPTION                        OF PERIOD     EXPENSES    COLLECTIONS    DEDUCTIONS        PERIOD
--------------------------------------------     ------------   ----------- -------------   -----------     ----------
                                                                            (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2002:
   Allowance for uncollectible accounts
     receivable.............................       $18,021       $ 1,784       $  1,775      $  (3,492)      $  18,088
YEAR ENDED DECEMBER 31, 2001:
   Allowance for uncollectible accounts
     receivable.............................       $23,281       $ 4,543       $  2,063      $ (11,866)      $  18,021
YEAR ENDED DECEMBER 31, 2000:
   Allowance for uncollectible accounts
     receivable.............................       $19,882       $ 5,158       $    308      $  (2,067)      $  23,281

All other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto.

      2. The consolidated financial statements of Universal Compression Holdings, Inc. for the three years ended December 31, 2002, required to be included in this report pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.3.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on June 26, 2003.

                             WEATHERFORD INTERNATIONAL LTD.



                             By:             /s/ Lisa W. Rodriguez
                                 -----------------------------------------------
                                               Lisa W. Rodriguez
                                           Senior Vice President and
                                            Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS


I, Bernard J. Duroc-Danner, certify that:


1. I have reviewed this annual report on Form 10-K/A of Weatherford International Ltd.;


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




                               Date:  June 26, 2003



                               /s/ Bernard J. Duroc-Danner
                               ---------------------------------------------
                               Bernard J. Duroc-Danner
                               President, Chief Executive Officer, Chairman of the Board and Director

I, Lisa W. Rodriguez, certify that:


1. I have reviewed this annual report on Form 10-K/A of Weatherford International Ltd.;


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




                               Date:  June 26, 2003



                               /s/ Lisa W. Rodriguez
                               ---------------------------------------------
                               Lisa W. Rodriguez
                               Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 23.2                    Consent of Deloitte and Touche LLP.

 99.1                    Certification of Chief Executive Officer.

 99.2                    Certification of Chief Financial Officer.