Form 10-Q
period 2003-06-30
WEATHERFORD INTERNATIONAL LTD
filed 2003-08-14
CIK 1170565

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                         Commission file number 1-31339


                         WEATHERFORD INTERNATIONAL LTD.
             (Exact name of Registrant as specified in its Charter)


           Bermuda                                            98-0371344
-------------------------------                           --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


     515 Post Oak Boulevard
     Suite 600
     Houston, Texas                                            77027-3415
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                 (713) 693-4000
               --------------------------------------------------
               (Registrant's telephone number, include area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

                  Yes   [X]             No   [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date:


       Title of Class                           Outstanding at August 11, 2003
------------------------------                  ------------------------------
Common Shares, par value $1.00                           131,292,106

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                 JUNE 30,            DECEMBER 31,
                                                                                   2003                   2002
                                                                                -------------        ---------------
                                                                                (UNAUDITED)
                          ASSETS

Current Assets:
   Cash and Cash Equivalents............................................        $     49,085         $     48,837
   Accounts Receivable, Net of Allowance for Uncollectible
     Accounts of $18,239 and $18,088, Respectively......................             510,664              485,178
   Inventories..........................................................             595,796              547,744
   Other Current Assets.................................................             175,190              177,480
                                                                                ------------         ------------
                                                                                   1,330,735            1,259,239
                                                                                ------------         ------------

Property, Plant and Equipment, Net......................................           1,212,168            1,126,162
Goodwill, Net...........................................................           1,566,111            1,497,302
Other Intangible Assets, Net............................................             272,332              259,733
Equity Investments in Unconsolidated Affiliates.........................             291,128              285,901
Deferred Tax Assets.....................................................              65,596               18,288
Other Assets............................................................              50,272               48,364
                                                                                ------------         ------------
                                                                                $  4,788,342         $  4,494,989
                                                                                ============         ============
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Short-Term Borrowings and Current Portion of Long-Term Debt..........        $    415,185         $    364,272
   Accounts Payable.....................................................             215,716              186,326
   Other Current Liabilities............................................             332,256              326,879
                                                                                ------------         ------------
                                                                                     963,157              877,477
                                                                                ------------         ------------

Long-Term Debt..........................................................             569,165              570,991
Zero Coupon Convertible Senior Debentures...............................             548,522              540,416
Deferred Tax Liabilities................................................              37,448               34,399
Other Liabilities.......................................................              96,283               94,710
5% Convertible Subordinated Preferred
   Equivalent Debentures................................................             402,500              402,500

Commitments and Contingencies

Shareholders' Equity:
   Common Shares, $1 Par Value, Authorized 500,000 Shares,
     Issued 131,332 and 130,799 Shares, Respectively....................             131,332              130,799
   Capital in Excess of Par Value.......................................           2,000,459            1,987,702
   Treasury Shares, Net.................................................            (254,912)            (258,125)
   Retained Earnings....................................................             324,449              262,020
   Accumulated Other Comprehensive Loss.................................             (30,061)            (147,900)
                                                                                ------------         ------------
                                                                                   2,171,267            1,974,496
                                                                                ------------         ------------
                                                                                $  4,788,342         $  4,494,989
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

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                   THREE MONTHS                    SIX MONTHS
                                                                  ENDED JUNE 30,                 ENDED JUNE 30,
                                                             --------------------------    ---------------------------
                                                                2003           2002           2003            2002
                                                             -----------    -----------    ------------    -----------
Revenues:
     Products...........................................     $  298,980     $  301,804     $  585,681      $  570,979
     Services and Rentals...............................        318,723        292,062        621,360         591,136
                                                             ----------     ----------     ----------      ----------
                                                                617,703        593,866      1,207,041       1,162,115

Costs and Expenses:
     Cost of Products...................................        221,545        208,660        427,288         401,435
     Cost of Services and Rentals.......................        216,957        197,398        421,219         389,332
     Research and Development...........................         22,596         18,539         42,595          35,523
     Selling, General and Administrative Attributable
       to Segments......................................         92,353         80,687        176,710         154,580
     Corporate General and Administrative...............          9,680         14,806         19,494          24,086
     Equity in Earnings of Unconsolidated Affiliates....           (302)        (6,342)        (4,864)        (13,195)
                                                             ----------     ----------     ----------      ----------
Operating Income........................................         54,874         80,118        124,599         170,354
                                                             ----------     ----------     ----------      ----------

Other Income (Expense):
     Interest Expense, Net..............................        (20,932)       (20,041)       (41,740)        (40,997)
     Other, Net.........................................          5,602         (1,215)         3,031          (1,974)
                                                             ----------     ----------     ----------      ----------
Income Before Income Taxes..............................         39,544         58,862         85,890         127,383
Provision for Income Taxes .............................        (10,716)       (20,010)       (23,461)        (43,312)
                                                             ----------     ----------     ----------      ----------
Net Income..............................................     $   28,828     $   38,852     $   62,429      $   84,071
                                                             ==========     ==========     ==========      ==========
Earnings Per Share:
     Basic..............................................     $     0.24     $     0.32     $     0.51      $     0.70
     Diluted............................................     $     0.23     $     0.31     $     0.49      $     0.66

Weighted Average Shares Outstanding:
     Basic..............................................        121,471        120,033        121,328         119,597
     Diluted............................................        127,489        135,759        127,021         134,783

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            SIX MONTHS
                                                                                           ENDED JUNE 30,
                                                                                ------------------------------------
                                                                                    2003                   2002
                                                                                -------------          -------------
Cash Flows from Operating Activities:
  Net Income............................................................        $    62,429            $    84,071
  Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization......................................            114,112                103,340
     Gain on Sales of Assets............................................             (9,667)                (5,260)
     Equity in Earnings of Unconsolidated Affiliates....................             (4,864)               (13,195)
     Amortization of Original Issue Discount............................              8,106                  7,868
     Deferred Income Tax Provision (Benefit)............................            (20,792)                 2,927
     Other, Net.........................................................              1,700                  3,115
     Change in Operating Assets and Liabilities, Net of Effect
       of Businesses Acquired...........................................            (56,880)              (105,389)
                                                                                -----------            -----------
           Net Cash Provided by Operating Activities....................             94,144                 77,477
                                                                                -----------            -----------

Cash Flows from Investing Activities:
  Acquisition of Businesses, Net of Cash Acquired.......................            (17,644)               (18,130)
  Capital Expenditures for Property, Plant and Equipment................           (150,919)              (124,842)
  Purchase of Equity Investment in Unconsolidated Affiliate.............             (2,644)                     -
  Acquisition of License................................................                  -                (65,000)
  Proceeds from Sales of Assets.........................................             16,173                 19,934
                                                                                -----------            -----------
           Net Cash Used by Investing Activities........................           (155,034)              (188,038)
                                                                                -----------            -----------
Cash Flows from Financing Activities:
  Borrowings on Short-Term Debt, Net....................................             56,520                104,731
  Repayments of Long-Term Debt, Net.....................................             (9,274)                (5,735)
  Proceeds from (Repayments on) Asset Securitization....................              3,379                (50,090)
  Proceeds from Exercise of Stock Options...............................             12,187                 23,946
  Purchases of Treasury Shares, Net.....................................             (1,622)                (1,850)
  Other Financing Activities, Net.......................................                (52)                  (851)
                                                                                -----------            -----------
           Net Cash Provided by Financing Activities....................             61,138                 70,151
                                                                                -----------            -----------
Net Increase (Decrease) in Cash and Cash Equivalents....................                248                (40,410)
Cash and Cash Equivalents at Beginning of Period........................             48,837                 88,832
                                                                                -----------            -----------
Cash and Cash Equivalents at End of Period..............................        $    49,085            $    48,422
                                                                                ===========            ===========
Supplemental Cash Flow Information:
  Interest Paid.........................................................        $    38,118            $    36,369
  Income Taxes Paid, Net of Refunds.....................................             30,357                 19,458

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    THREE MONTHS                     SIX MONTHS
                                                                   ENDED JUNE 30,                  ENDED JUNE 30,
                                                             ---------------------------    -----------------------------
                                                                2003            2002            2003             2002
                                                             ------------    -----------    -------------    ------------
Net Income ............................................      $   28,828      $   38,852     $   62,429       $   84,071
Other Comprehensive Income:
     Foreign Currency Translation Adjustment...........          92,729          29,548        117,839           11,285
                                                             ----------      ----------     ----------       ----------
Comprehensive Income...................................      $  121,557      $   68,400     $  180,268       $   95,356
                                                             ==========      ==========     ==========       ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

     The condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the "Company") included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company's Condensed Consolidated Balance Sheet at June 30, 2003, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2003 and 2002, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 and the notes thereto included in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results expected for the full year.

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

      In April 2003, the Company realigned its operating segments as part of its ongoing productivity initiative. This realignment was undertaken to improve the Company's ability to serve its customers' interests, better coordinate its business efforts across segments, accelerate the delivery of strategic technologies to the marketplace and generate operating efficiencies. The three historical reporting segments of Drilling and Intervention Services, Completion Systems and Artificial Lift Systems now operate under two reporting segments:
Drilling Services and Production Systems. Accordingly, all historical segment results reflect the new operating structure (See Notes 2, 3 and 11).

     In connection with the change in the segment structure, the detailed components of Costs and Expenses were reviewed for classification. In order to conform to the new reporting structure, select distribution costs were reclassified to Cost of Products and Cost of Services and Rentals and certain field administration costs were reclassified to Selling, General and Administrative Attributable to Segments. All prior periods have been reclassified to conform to the current period presentation. The following table summarizes the increase/(decrease) to Cost of Products, Cost of Services and Rentals and Selling, General and Administrative Attributable to Segments for all prior periods presented in the accompanying Condensed Consolidated Statements of
Income:

                                                            THREE MONTHS          THREE MONTHS           SIX MONTHS
                                                           ENDED MARCH 31,        ENDED JUNE 30,        ENDED JUNE 30,
                                                                 2003                  2002                  2002
                                                          -------------------    ------------------    -----------------
                                                                                 (in thousands)
Cost of Products ....................................     $       11,605         $       13,496        $       26,087
Cost of Services and Rentals.........................             (3,495)                (4,682)               (8,241)
Selling, General and Administrative Attributable
    to Segments......................................             (8,110)                (8,814)              (17,846)

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


2.   SEVERANCE RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     During the second quarter of 2003, the Company recorded approximately $7.7 million, $5.6 million net of taxes, in severance and severance related costs in connection with the realignment of its segments. The severance and severance related costs of $4.3 million, $1.0 million, $0.5 million and $1.9 million are included in Cost of Products, Cost of Services and Rentals, Research and Development, and Selling, General and Administrative Attributable to Segments, respectively, in the accompanying Condensed Consolidated Statements of Income.

Severance and severance related costs are summarized by segment in the following table and described in greater detail below:

                                                       SEVERANCE AND SEVERANCE
                                                          RELATED COSTS (1)
                                                       -----------------------
                                                           (in thousands)

  Drilling Services.............................         $            3,970
  Production Systems............................                      3,740
                                                         ------------------
  Total.........................................                      7,710
     Utilized during 2003.......................                     (2,806)
                                                         ------------------
  Balance as of June 30, 2003...................         $            4,904
                                                         ==================

(1) In accordance with the Company's announced plan to terminate employees company-wide, it recorded severance costs for 515 specifically identified employees. As of June 30, 2003, 259 employees had been terminated, and the remaining terminations are expected to be completed prior to September 30, 2003.

     During the third quarter of 2002, the Company recorded $15.4 million, $10.0 million net of taxes, in restructuring and asset impairment charges relating to a rationalization of its businesses in light of industry conditions. The Company undertook initiatives to rationalize its business in light of the lower activity levels and the continued economic uncertainty. The plan approved during 2002 included a reduction in workforce, primarily in the United States, and the closure of two facilities. During the first quarter of 2003, the Company modified its plan and reversed $3.1 million of unutilized accruals recorded by the Production Systems segment. In connection with this modification, the Company also expensed $2.0 million during the first quarter for other facility impairments within the Production Systems segment. The amounts related to the modification were recorded in Cost of Products in the accompanying Condensed Consolidated Statements of Income. The charge related to the 2002 plan is summarized by segment in the following table and described in greater detail below:

                                                                      REVERSAL OF
                                                                         2000
                                                       ASSET         RESTRUCTURING
                                     SEVERANCE(1)   IMPAIRMENT(2)      CHARGE(3)         TOTAL
                                     ------------   -------------    -------------   -------------
                                                                (in thousands)
  Drilling Services............       $     3,073    $     1,712     $          --    $      4,785
  Production Systems...........             5,456          5,295                --          10,751
  Corporate....................                48          4,592            (4,739)            (99)
                                      -----------    -----------     -------------    ------------
  Total........................             8,577         11,599            (4,739)         15,437
       Utilized during 2002....            (3,748)       (11,599)            4,739         (10,608)
       Reversal of 2002
         restructuring charge..            (3,148)            --                --          (3,148)
        Utilized during 2003...            (1,491)            --                --          (1,491)
                                      -----------    -----------     -------------    ------------
  Balance as of June 30, 2003..       $       190    $        --     $          --    $        190
                                      ===========    ===========     =============    ============

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


(1) In accordance with the Company's announced plan to terminate employees company-wide, it recorded severance and related costs for 849 specifically identified employees. The Company anticipates all terminations will be completed by the end of the third quarter of 2003.

(2) The asset impairment primarily relates to the write-down of equipment and facilities which are held for sale as a result of the decline in market conditions. These assets, having a carrying amount of $4.8 million and $7.7 million as of June 30, 2003 and December 31, 2002, respectively, have been reclassified in Other Current Assets on the accompanying Condensed Consolidated Balance Sheets.

(3) In 2000, the Company recorded a non-recurring charge of $56.3 million in connection with the merger of its Compression Services Division with Universal, of which $4.7 million of estimated transaction costs were not incurred.

3.   GOODWILL

     Goodwill is evaluated for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which requires that such assets be tested for impairment on at least an annual basis. The Company completed its annual goodwill impairment test as of October 1, 2002. The Company's goodwill impairment test involves a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying amount. The Company's reporting units correspond to the Company's business segments, namely Drilling Services and Production Systems. The fair value is determined using discounted cash flows and other market-related valuation models. As both calculations indicated that the fair value of each reporting unit exceeded its carrying amount, none of the Company's goodwill was impaired. The Company will continue to test its goodwill annually on a consistent measurement date unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

     The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

                                                   DRILLING        PRODUCTION             TOTAL
                                                   SERVICES          SYSTEMS
                                                ---------------  ----------------    -----------------
                                                                   (in thousands)
     As of January 1, 2003.................     $     808,729    $     688,573       $     1,497,302
          Goodwill acquired during period..            11,224              997                12,221
          Impact of foreign currency
              translation..................            17,362           39,226                56,588
                                                -------------    -------------       ---------------
     As of June 30, 2003...................     $     837,315    $     728,796       $     1,566,111
                                                =============    =============       ===============

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


4.    INTANGIBLE ASSETS

      The Company amortizes identifiable intangible assets, excluding goodwill and indefinite-lived intangibles, on a straight-line basis over the years expected to be benefited, ranging from 3 to 20 years. The components of these other intangible assets are as follows:

                                        JUNE 30, 2003                                 DECEMBER 31, 2002
                          ------------------------------------------   ---------------------------------------------
                             GROSS                                        GROSS
                            CARRYING      ACCUMULATED                    CARRYING        ACCUMULATED
                             AMOUNT      AMORTIZATION       NET           AMOUNT        AMORTIZATION        NET
                          -----------   -------------   ------------   -------------   -------------   -------------
                                                               (in thousands)

      Patents.........    $    88,249    $    (16,716)  $     71,533   $      74,250   $     (12,342)  $      61,908
      Licenses........        192,028         (18,666)       173,362         184,042         (13,181)        170,861
      Covenants not to
        compete.......         20,088         (11,721)         8,367          19,077          (9,432)          9,645
      Other...........         13,348          (2,278)        11,070          11,078          (1,759)          9,319
                          -----------    ------------   ------------   -------------   -------------   -------------
                          $   313,713    $    (49,381)  $    264,332   $     288,447   $     (36,714)  $     251,733
                          ===========    ============   ============   =============   =============   =============

     Amortization expense was $5.0 million and $9.7 million for the three and six months ended June 30, 2003, respectively, and $4.0 million and $6.3 million for the three and six months ended June 30, 2002, respectively. Estimated amortization expense for the carrying amount of intangible assets as of June 30, 2003 is expected to be $10.8 million for the remainder of 2003, $20.6 million for 2004, $19.6 million for 2005, $18.4 million for 2006 and $16.5 million for 2007.

     The Company has trademarks associated with its 2001 acquisition of the Johnson Screens division from Vivendi Environnement, which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks are classified in Other Intangible Assets, Net on the accompanying Condensed Consolidated Balance Sheets and had a carrying value of $8.0 million as of June 30, 2003 and December 31, 2002.

5.   INVENTORIES

     Inventories by category are as follows:

                                                                                JUNE 30,             DECEMBER 31,
                                                                                  2003                   2002
                                                                              ------------           ------------
                                                                                       (in thousands)
     Raw materials, components and supplies............................       $    176,403           $    156,294
     Work in process...................................................             48,463                 50,874
     Finished goods....................................................            370,930                340,576
                                                                              ------------           ------------
                                                                              $    595,796           $    547,744
                                                                              ============           ============

     Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

6.   ASSET SECURITIZATION

     The Company has in place an agreement with a financial institution to sell, on a continuous basis, an undivided interest in a specific pool of domestic accounts receivable through December 2003. The Company is permitted to securitize up to $75.0 million under this agreement. If the Company's credit rating falls below BBB- from Standard and Poor's or Baa3 from Moody's, the financial institution has no further obligation to purchase the accounts receivable. The Company currently pays a program fee on participating interests at a variable rate based on the financial institution's commercial paper rate plus other fees. Program fees totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2003, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2002, respectively, and are included in Other Expense on the accompanying Condensed

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


Consolidated Statements of Income. The Company received $72.3 million and $68.9 million for purchased interests and had retained interests in receivables sold of $67.8 million and $59.9 million as of June 30, 2003 and December 31, 2002, respectively.

7.   SHORT-TERM DEBT

                                                                                   JUNE 30,          DECEMBER 31,
                                                                                     2003                2002
                                                                                 --------------     ----------------
                                                                                           (in thousands)
      2003 Revolving credit facility.......................................      $     362,000      $        --
      2001 Multi-currency revolving credit facility........................              --               124,880
      1998 Revolving credit facility.......................................              --               150,000
      Short-term bank loans................................................             44,755             75,304
                                                                                 -------------      -------------
      Total short-term borrowings..........................................            406,755            350,184
      Current portion of long-term debt....................................              8,430             14,088
                                                                                 -------------      -------------
      Short-Term Borrowings and Current Portion of Long-Term Debt..........      $     415,185      $     364,272
                                                                                 =============      =============

     In May 2003, the Company entered into a three-year unsecured revolving credit facility agreement that provides for borrowings of up to an aggregate of $500.0 million. Amounts outstanding accrue interest at a variable rate based on either the U.S. prime rate or LIBOR and the credit rating assigned to the Company's long-term senior debt. The facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. The Company was in compliance with these covenants as of June 30, 2003. As of June 30, 2003, the Company had $115.6 million available under this agreement due to $22.4 million being used to secure outstanding letters of credit.

     In April 2001, the Company entered into a $250.0 million three-year multi-currency revolving credit facility with commitment capacity up to $400.0 million. In May 1998, the Company entered into a five-year unsecured credit agreement, which provided for borrowings up to an aggregate of $250.0 million, consisting of $200.0 million in the U.S. and $50.0 million in Canada. In May 2003, these credit facilities were terminated and borrowings under these credit facilities were repaid with proceeds from the Company's new revolving credit facility.

     The Company also engages in unsecured short-term borrowings with various institutions pursuant to uncommitted facilities. As of June 30, 2003, the Company had $44.8 million in unsecured short-term borrowings outstanding under these arrangements with interest rates ranging from 1.95% to 8.86%.

8.   EARNINGS PER SHARE

     Basic earnings per share for all periods presented equals net income divided by the weighted average number of common shares, $1.00 par value ("Common Shares"), outstanding during the period. Diluted earnings per share is computed by dividing net income, as adjusted for the assumed conversion of dilutive debentures, by the weighted average number of Common Shares outstanding during the period adjusted for the dilutive effect of the Company's warrants, stock option and restricted stock plans and the incremental shares for the assumed conversion of dilutive debentures.

     The following reconciles net income to adjusted net income, adjusting for the impact of the assumed conversion of the Company's Zero Coupon Convertible Senior Debentures due 2020 (the "Zero Coupon Debentures") for the periods in which the debentures are dilutive. The assumed conversion of 7.5 million Common Shares related to the 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Convertible Preferred Debentures") is excluded from diluted earnings per share for all periods presented because it is anti-dilutive.

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

                                                                     THREE MONTHS                 SIX MONTHS
                                                                    ENDED JUNE 30,              ENDED JUNE 30,
                                                                ----------------------     -----------------------
                                                                   2003        2002           2003         2002
                                                                ----------  ----------     ----------  -----------
                                                                                  (in thousands)
     Net income...............................................  $   28,828  $   38,852     $   62,429   $   84,071
     Amortization of original issue discount, net of taxes....          --       2,758             --        5,516
                                                                ----------  ----------     ----------   ----------
     Adjusted net income......................................  $   28,828  $   41,610     $   62,429   $   89,587
                                                                =========== ===========    ===========  ==========

     The following reconciles basic and diluted weighted average shares outstanding:

                                                                     THREE MONTHS                 SIX MONTHS
                                                                    ENDED JUNE 30,              ENDED JUNE 30,
                                                                ----------------------     -----------------------
                                                                   2003        2002           2003         2002
                                                                ----------  ----------     ----------  -----------
                                                                                  (in thousands)
     Basic weighted average shares outstanding................     121,471     120,033        121,328      119,597
     Dilutive   effect  of  warrants   and  stock  option  and
         restricted stock plans...............................       6,018       6,629          5,693        6,089
     Dilutive effect of the Zero Coupon Debentures............          --       9,097        --             9,097
                                                                ----------  ----------     ----------   ----------
     Dilutive weighted average shares outstanding.............     127,489     135,759        127,021      134,783
                                                                ==========  ==========     ==========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes investing activities relating to acquisitions integrated into the Company's operations for the periods shown:

                                                                                             SIX MONTHS
                                                                                           ENDED JUNE 30,
                                                                                 --------------------------------
                                                                                     2003                2002
                                                                                 -------------      -------------
                                                                                           (in thousands)
      Fair value of assets, net of cash acquired...........................      $      13,822      $      15,053
      Goodwill.............................................................             12,221             12,918
      Total liabilities....................................................             (8,399)            (9,841)
                                                                                 -------------      -------------
      Cash consideration, net of cash acquired.............................      $      17,644      $      18,130
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

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


     The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                                     THREE MONTHS                 SIX MONTHS
                                                                     ENDED JUNE 30,              ENDED JUNE 30,
                                                                ----------------------    ------------------------
                                                                   2003        2002           2003         2002
                                                                ----------  ---------     ----------  ------------
                                                                     (in thousands, except per share amounts)
     Net income:
        As reported...........................................  $   28,828  $   38,852     $   62,429   $   84,071
        Pro forma compensation expense, determined
          under the fair value method for all awards,
          net of income tax  benefit..........................      (9,808)    (11,828)       (19,779)     (22,292)
                                                                ----------  ----------     ----------   ----------
        Pro forma.............................................  $   19,020  $   27,024     $   42,650   $   61,779
                                                                ==========  ==========     ==========   ==========
     Basic earnings per share:
        As reported...........................................  $     0.24  $     0.32     $     0.51   $     0.70
        Pro forma.............................................        0.16        0.23           0.35         0.52
     Diluted earnings per share:
        As reported...........................................        0.23        0.31           0.49         0.66
        Pro forma.............................................        0.15        0.22           0.34         0.50

     For purposes of pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of the options is amortized to pro forma expense over the options' vesting period.

11.  SEGMENT INFORMATION

     Business Segments

     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in virtually every oil and gas exploration and production region in the world. The Company divides its business segments into two separate groups as defined by the chief operating decision maker: Drilling Services and Production Systems.

     The Company's Drilling Services segment provides a wide range of oilfield products and services, including drilling services and equipment, well installation services and cementing products, underbalanced drilling services, fishing and intervention services, pipeline and specialty services, liner systems and expandable solid tubular systems.

     The Company's Production Systems segment designs, manufactures, sells and services a complete line of artificial lift equipment, including progressing cavity pumps, reciprocating rod lift systems, gas lift systems, electrical submersible pumps, product optimization services and automation and monitoring of wellhead production. This segment also provides certain completion products and systems including cased hole systems, flow control systems, sand screens, expandable sand screen systems and intelligent completion technologies. Production Systems also provides screens for industrial applications and total process system solutions for all aspects of natural gas production.

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


Financial information by industry segment for each of the three and six months ended June 30, 2003 and 2002 is summarized below. The accounting policies of the segments are the same as those of the Company.

                                                            THREE MONTHS                     SIX MONTHS
                                                           ENDED JUNE 30,                  ENDED JUNE 30,
                                                     --------------------------    --------------------------
                                                        2003            2002           2003          2002
                                                     ----------    -----------     -----------    -----------
                                                                           (in thousands)
    Revenues from unaffiliated customers:
         Drilling Services.......................    $  362,044     $  339,944     $   707,720     $  678,303
         Production Systems......................       255,659        253,922         499,321        483,812
                                                     ----------     ----------     -----------     ----------
                                                     $  617,703     $  593,866     $ 1,207,041     $1,162,115
                                                     ==========     ==========     ===========     ==========
    Depreciation and amortization:
         Drilling Services.......................    $   43,927     $   41,363     $    86,907     $   81,158
         Production Systems......................        12,980         11,198          25,558         20,914
         Corporate...............................           919            745           1,647          1,268
                                                     ----------     ----------     -----------     ----------
                                                     $   57,826     $   53,306     $   114,112     $  103,340
                                                     ==========     ==========     ===========     ==========
    Operating income (loss):
         Drilling Services.......................    $   50,823     $   59,515     $  105,079      $  125,994
         Production Systems......................        13,429         29,067         34,150          55,251
         Corporate (a)...........................        (9,378)        (8,464)       (14,630)        (10,891)
                                                     ----------     ----------     -----------     ----------
                                                     $   54,874     $   80,118     $   124,599     $  170,354
                                                     ============   =============   ==========     ===========

(a)  Includes Equity in Earnings of Unconsolidated Affiliates.

     As of June 30, 2003, total assets were $2,518.1 million for Drilling Services, $1,759.4 million for Production Systems, and $510.8 million for Corporate. Total assets as of December 31, 2002, were $2,437.5 million for Drilling Services, $1,608.0 million for Production Systems and $449.5 million for Corporate.

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


12.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     Effective June 26, 2002, Weatherford International Ltd. ("Parent") became the parent holding company of Weatherford International, Inc. ("Issuer") following a corporate reorganization. In conjunction with the merger, Parent fully and unconditionally guaranteed the following obligations of Issuer: (1) the three-year multi-currency revolving credit facility, (2) the five-year unsecured credit agreement, (3) the $200.0 million 7 1/4% Senior Notes due 2006 (the "7 1/4% Senior Notes"), (4) the $350.0 million 6 5/8% Senior Notes due 2011, ("the 6 5/8% Senior Notes"), (5) the Zero Coupon Debentures and (6) the Convertible Preferred Debentures.

     In May 2003, Parent entered into a new revolving credit facility, and the three-year multi-currency and five-year unsecured credit facilities were terminated (see Note 7). The new revolving credit facility is guaranteed by Issuer. In addition, Parent and Issuer fully and unconditionally guaranteed certain domestic subsidiaries' performance obligations relating to the asset securitization (See Note 6), including their payment obligations. The following is the condensed consolidating financial information for Parent and Issuer and all other subsidiaries:

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2003
                                 (IN THOUSANDS)

                                                                                         OTHER
                                                       PARENT          ISSUER        SUBSIDIARIES     ELIMINATIONS   CONSOLIDATION
                                                    -------------   -------------    -------------    ------------   -------------
                      ASSETS

Current Assets:
   Cash and Cash Equivalents......................  $         34    $      47,805    $       1,246    $         --   $      49,085
   Intercompany Receivables.......................       285,771           80,688               --        (366,459)             --
   Other Current Assets...........................         9,221        1,272,429               --              --       1,281,650
                                                    ------------    -------------    -------------     ------------  -------------
                                                         295,026        1,400,922            1,246         (366,459)     1,330,735
                                                    ------------    -------------    -------------     ------------  -------------

Equity Investments in Unconsolidated Affiliates...       277,987           13,141               --               --        291,128
Intercompany Investments in Affiliates............       700,347               12        2,801,933       (3,502,292)            --
Shares Held in Parent.............................            --          254,912               --         (254,912)            --
Intercompany Notes Receivable.....................     1,608,343          254,381               --       (1,862,724)            --
Other Assets......................................         1,079        3,165,102           45,558          (45,260)     3,166,479
                                                    ------------    -------------    -------------     ------------  -------------
                                                    $  2,882,782    $   5,088,470    $   2,848,737     $ (6,031,647) $   4,788,342
                                                    ============    =============    =============     ============  =============
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Short-Term Borrowings and Current Portion of
     Long-Term Debt...............................  $    362,000    $      53,185    $          --     $         --  $     415,185
   Accounts Payable and Other Current Liabilities.         4,679          588,280              273          (45,260)       547,972
   Intercompany Payables..........................        13,938          221,871          130,650         (366,459)            --
                                                    ------------    -------------    -------------     ------------  -------------
                                                         380,617          863,336          130,923         (411,719)       963,157
                                                    ------------    -------------    -------------     ------------  -------------
Long-Term Debt....................................            --        1,520,187               --               --      1,520,187
Intercompany Notes Payable........................       254,381          208,343        1,400,000       (1,862,724)            --
Other Long-Term Liabilities.......................            --          133,731               --               --        133,731
Shareholders' Equity..............................     2,247,784        2,362,873        1,317,814       (3,757,204)     2,171,267
                                                    ------------    -------------    -------------     ------------  -------------
                                                    $  2,882,782    $   5,088,470    $   2,848,737     $ (6,031,647) $   4,788,342
                                                    ============    =============    =============     ============  =============

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


12.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                                         OTHER
                                                       PARENT          ISSUER        SUBSIDIARIES     ELIMINATIONS   CONSOLIDATION
                                                    -------------   -------------    -------------    ------------   -------------
                      ASSETS

Current Assets:
   Cash and Cash Equivalents......................  $         --    $      48,825    $          12    $         --   $      48,837
   Intercompany Receivables.......................        92,613           12,886               --        (105,499)             --
   Other Current Assets...........................            --        1,210,402           22,904         (22,904)      1,210,402
                                                    ------------    -------------    -------------    -------------  -------------
                                                          92,613        1,272,113           22,916         (128,403)     1,259,239
                                                    ------------    -------------    -------------    -------------  -------------
Equity Investments in Unconsolidated Affiliates...       275,983            9,918               --               --        285,901
Intercompany Investments in Affiliates............       700,346               12        2,800,668       (3,501,026)            --
Shares Held in Parent.............................            --          258,125               --         (258,125)            --
Intercompany Notes Receivable.....................     1,400,000          299,063               --       (1,699,063)            --
Other Assets......................................            --        2,949,849            --               --         2,949,849
                                                    ------------    -------------    -------------    -------------  -------------
                                                    $  2,468,942    $   4,789,080     $  2,823,584    $  (5,586,617) $   4,494,989
                                                    ============    =============     ============    =============  =============
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Short-Term Borrowings and Current Portion of
     Long-Term Debt...............................  $         --    $     364,272     $         --    $          --  $     364,272
   Accounts Payable and Other Current Liabilities.         3,752          532,357               --          (22,904)       513,205
   Intercompany Payables..........................            --           40,060           65,439         (105,499)            --
                                                    ------------    -------------    -------------    -------------  -------------
                                                           3,752          936,689           65,439         (128,403)       877,477
                                                    ------------    -------------    -------------    -------------  -------------
Long-Term Debt....................................            --        1,513,907               --               --      1,513,907
Intercompany Notes Payable........................       299,063               --        1,400,000       (1,699,063)            --
Other Long-Term Liabilities.......................            --          129,109               --               --        129,109
Shareholders' Equity..............................     2,166,127        2,209,375        1,358,145       (3,759,151)     1,974,496
                                                    ------------    -------------    -------------    -------------  -------------
                                                    $  2,468,942    $   4,789,080    $   2,823,584    $  (5,586,617) $   4,494,989
                                                    ============    =============    =============    =============  =============

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


12.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2003
                                 (IN THOUSANDS)

                                                                                     OTHER
                                                       PARENT          ISSUER     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATION
                                                    -------------  -------------  -------------    ------------   -------------
Revenues........................................... $         --    $  617,703      $        --    $         --   $     617,703
Costs and Expenses.................................           --      (575,880)             (61)         12,810        (563,131)
Equity in Earnings of Unconsolidated Affiliates....       (1,159)        1,461               --              --             302
                                                    ------------    ----------      ------------   ------------   -------------
Operating Income (Loss)............................       (1,159)       43,284               (61)        12,810          54,874
                                                    ------------    ----------      ------------   ------------   -------------
Other Income (Expense):
   Interest Expense, Net...........................       (1,078)      (19,854)               --             --         (20,932)
   Intercompany Interest  Income (Expense), Net.....      26,625         5,135           (31,760)            --              --
   Other, Net......................................          (20)        5,622                --             --           5,602
                                                    ------------    ----------      ------------   ------------   -------------
Income (Loss) Before Income Taxes..................       24,368        34,187           (31,821)        12,810          39,544
(Provision) Benefit for Income Taxes...............       (2,001)      (19,830)           11,115             --         (10,716)
                                                    ------------    ----------      ------------   ------------   -------------
Net Income (Loss).................................. $     22,367    $   14,357      $    (20,706)  $     12,810   $      28,828
                                                    ============    ==========      ============   ============   =============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                                                     OTHER
                                                       PARENT          ISSUER     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATION
                                                    -------------  -------------  -------------    ------------   -------------
Revenues........................................... $         --    $  593,866      $        --    $         --   $     593,866
Costs and Expenses.................................           --      (520,090)              --              --        (520,090)
Equity in Earnings of Unconsolidated Affiliates....          205          6,137              --              --           6,342
Loss on Sale to Parent.............................           --       (186,460)             --         186,460              --
                                                    ------------    -----------     -----------    ------------   -------------

Operating Income (Loss)............................          205       (106,547)             --         186,460          80,118
                                                    ------------    -----------    ------------    ------------   -------------
Other Income (Expense):
   Interest Expense, Net...........................           --        (20,041)             --              --         (20,041)
   Intercompany Interest Income (Expense), Net.....        1,187            224          (1,411)             --              --
   Other, Net......................................           --         (1,215)             --              --          (1,215)
                                                    ------------    -----------    ------------    ------------   -------------
Income (Loss) Before Income Taxes..................        1,392       (127,579)         (1,411)        186,460          58,862
(Provision) Benefit for Income Taxes...............         (516)       (20,016)            522             --          (20,010)
                                                    ------------    -----------    ------------    ------------   -------------
Net Income (Loss).................................. $        876    $  (147,595)   $       (889)   $    186,460   $      38,852
                                                    ============    ===========    ============    ============   =============

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


12.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         OTHER
                                                          PARENT           ISSUER     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATION
                                                       -------------   -------------  ------------   ------------    -------------
Revenues............................................   $         --    $   1,207,041  $        --    $         --    $   1,207,041
Costs and Expenses..................................             --       (1,102,867)         (61)         15,622       (1,087,306)
Equity in Earnings of Unconsolidated Affiliates.....          2,004            2,860           --              --            4,864
                                                       ------------    -------------  -----------    ------------    -------------
Operating Income (Loss).............................          2,004          107,034          (61)         15,622          124,599
                                                       ------------    -------------  -----------    ------------    -------------

Other Income (Expense):
   Interest Expense, Net............................         (1,078)         (40,662)          --              --          (41,740)
   Intercompany Interest Income (Expense), Net....           53,812           10,088      (63,900)             --               --
   Other, Net.......................................            (20)           3,051           --              --            3,031
                                                       ------------    -------------  -----------    ------------    -------------
Income (Loss) Before Income Taxes...................         54,718           79,511      (63,961)         15,622           85,890
(Provision) Benefit for Income Taxes................         (3,914)         (41,912)      22,365              --          (23,461)
                                                       ------------    -------------  -----------    ------------    -------------
Net Income (Loss)...................................   $     50,804     $     37,599  $   (41,596)   $     15,622    $      62,429
                                                       ============     ============  ===========    ============    =============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                                                         OTHER
                                                          PARENT           ISSUER     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATION
                                                       -------------   -------------  ------------   ------------    -------------
Revenues............................................   $         --    $   1,162,115  $        --    $         --    $   1,162,115
Costs and Expenses..................................             --       (1,004,956)          --              --       (1,004,956)
Equity in Earnings of Unconsolidated Affiliates.....            205           12,990           --              --           13,195
Loss on Sale to Parent..............................             --         (186,460)          --         186,460               --
                                                       ------------    -------------  -----------    ------------    -------------
Operating Income (Loss).............................            205          (16,311)          --         186,460          170,354
                                                       ------------    -------------  -----------    ------------    -------------
Other Income (Expense):
   Interest Expense, Net............................             --          (40,997)          --              --          (40,997)
   Intercompany Interest Income (Expense), Net....            1,187              224       (1,411)             --               --
   Other, Net.......................................             --           (1,974)          --              --           (1,974)
                                                       ------------    -------------  -----------    ------------    -------------
Income (Loss) Before Income Taxes...................          1,392          (59,058)      (1,411)        186,460          127,383
(Provision) Benefit for Income Taxes................           (516)         (43,318)         522              --          (43,312)
                                                       ------------    -------------  -----------    ------------    -------------
Net Income (Loss)...................................   $        876    $    (102,376) $      (889)   $    186,460    $      84,071
                                                       ============    =============  ===========    ============    =============

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)




12.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2003
                                 (IN THOUSANDS)

                                                                                         OTHER
                                                          PARENT           ISSUER     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATION
                                                       -------------   -------------  ------------   ------------    -------------
Cash Flows from Operating Activities:                  $     50,804    $      37,599  $   (41,596)   $     15,622    $      62,429
   Net Income (Loss)................................
Adjustments to Reconcile Net Income (Loss) to Net
   Cash Provided by Operating Activities:
   Equity in Earnings of Unconsolidated Affiliates..         (2,004)          (2,860)          --              --           (4,864)
   Charges from Parent or Subsidiary................        (53,812)         (10,088)      63,900              --               --
   Deferred Income Tax Provision (Benefit)..........           (480)           2,053      (22,365)             --          (20,792)
   Other Adjustments................................          5,526           67,396           71         (15,622)          57,371
                                                       ------------    -------------  -----------    ------------    -------------
   Net Cash Provided by Operating Activities........             34           94,100           10              --           94,144
                                                       ------------    -------------  -----------    ------------    -------------

Cash Flows from Investing Activities:
   Acquisition of Businesses, Net of Cash Acquired..             --          (17,644)          --              --          (17,644)
   Capital Expenditures for Property, Plant and
   Equipment........................................             --         (150,919)          --              --         (150,919)
   Proceeds from Sales of Assets....................             --           16,173           --              --           16,173
   Other ...........................................             --           (2,644)          --              --           (2,644)
                                                       ------------    -------------  -----------    ------------    -------------
   Net Cash Used by Investing
   Activities.......................................            --          (155,034)          --              --         (155,034)
                                                       ------------    -------------  -----------    ------------    -------------
Cash Flows from Financing Activities:
   Borrowings (Repayments) on Short-Term Debt, Net..        362,000         (305,480)          --              --           56,520
   Repayments of Long-Term Debt, Net................             --           (9,274)          --              --           (9,274)
   Proceeds from Asset Securitization...............             --            3,379           --              --            3,379
   Borrowings (Repayments) Between Subsidiaries.....       (362,000)         360,776        1,224              --               --
   Proceeds from Exercise of Stock Options..........             --           12,187           --              --           12,187
   Purchases of Treasury Shares, Net................             --           (1,622)          --              --           (1,622)
   Other............................................             --              (52)          --              --              (52)
                                                       ------------    -------------  -----------    ------------    -------------
   Net Cash Provided by Financing
   Activities.......................................             --           59,914        1,224              --           61,138
                                                       ------------    -------------  -----------    ------------    -------------
Net Increase (Decrease) in Cash and Cash
   Equivalents......................................             34           (1,020)       1,234              --              248
Cash and Cash Equivalents at Beginning of Period....             --           48,825           12              --           48,837
                                                       ------------    -------------  -----------    ------------    -------------
Cash and Cash Equivalents at End of Period..........   $         34    $      47,805  $     1,246    $         --    $      49,085
                                                       ============    =============  ===========    ============    =============

                WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)



12.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                                                         OTHER
                                                          PARENT           ISSUER     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATION
                                                       -------------   -------------  ------------   ------------    -------------
Cash Flows from Operating Activities:
   Net Income (Loss)................. ................ $        876    $    (102,376) $      (889)   $    186,460     $     84,071
Adjustments to Reconcile Net Income (Loss) to Net
   Cash Provided by Operating Activities:
   Equity in Earnings of Unconsolidated Affiliates....         (205)         (12,990)          --              --          (13,195)
   Loss on Sale to Parent.............................           --          186,460           --        (186,460)              --
   Deferred Income Tax Provision......................           --            2,927           --              --            2,927
   Charges from Parent or Subsidiary..................       (1,187)            (224)       1,411              --               --
   Other Adjustments..................................          516            3,680         (522)             --            3,674
                                                       ------------    -------------  -----------    ------------    -------------
   Net Cash Provided by Operating Activities..........           --           77,477           --              --           77,477
                                                       ------------    -------------  -----------    ------------    -------------
Cash Flows from Investing Activities:
   Acquisition of Businesses, Net of Cash Acquired....           --          (18,130)          --              --          (18,130)
   Capital Expenditures for Property, Plant and
   Equipment..........................................           --         (124,842)          --              --         (124,842)
   Acquisition of License.............................           --          (65,000)          --              --          (65,000)
   Proceeds from Sales of Assets......................           --           19,934           --              --           19,934
   Capital Contribution to Subsidiary.................          (12)             (12)          --              24               --
                                                       ------------    -------------  -----------    ------------    -------------
   Net Cash Provided (Used) by Investing
   Activities.........................................          (12)        (188,050)          --              24         (188,038)
                                                       ------------    -------------  -----------    ------------    -------------
Cash Flows from Financing Activities:
   Borrowings on Short-Term Debt, Net.................           --          104,731           --              --          104,731
   Repayments of Long-Term Debt, Net..................           --           (5,735)          --              --           (5,735)
   Repayment on Asset Securitization..................           --          (50,090)          --              --          (50,090)
   Proceeds from Exercise of Stock Options............           --           23,946           --              --           23,946
   Purchases of Treasury Shares, Net..................           --           (1,850)          --              --           (1,850)
   Proceeds from Capital Contribution.................           12               --           12             (24)              --
   Other..............................................           --             (851)          --              --             (851)
                                                       ------------    -------------  -----------    ------------    -------------
   Net Cash Provided (Used) by Financing
   Activities.........................................           12           70,151           12             (24)          70,151
                                                       ------------    -------------  -----------    ------------    -------------
   Net Increase (Decrease) in Cash and Cash
   Equivalents........................................           --          (40,422)          12              --          (40,410)
Cash and Cash Equivalents at Beginning of Period......           --           88,832           --              --           88,832
                                                       ------------    -------------  -----------    ------------    -------------
Cash and Cash Equivalents at End of Period............ $         --    $      48,410  $        12    $         --    $      48,422
                                                       ============    =============  ===========    ============    =============

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


13.  NEW ACCOUNTING PRONOUNCEMENTS


     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF No. 00-21 to have a material effect on its consolidated financial statements.

     In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46") was issued. FIN No. 46 requires companies that control another entity through interests other than voting interests to consolidate the controlled entity. FIN No. 46 applies to variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 to variable interest entities created before February 1, 2003. The Company is currently evaluating the impact this interpretation will have on its consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company is currently evaluating the impact the adoption of SFAS No. 150 will have on its consolidated financial statements.

14.  SUBSEQUENT EVENT

       On July 3, 2003, the Company completed a public offering of ten million Common Shares in exchange for $400.0 million in cash proceeds. The Common Shares were sold through Lehman Brothers, an investment banking firm in which two directors of the Company are managing directors. The arrangements associated with this transaction were on customary terms in the industry.

       Concurrent with the offering, the Company redeemed all of its outstanding $402.5 million Convertible Preferred Debentures at a price of 102.5% of the principal amount. The Convertible Preferred Debentures plus accrued interest were repaid in August 2003 with the proceeds from the sale of Common Shares and cash on hand. In the third quarter of 2003, in connection with the early extinguishment of the Convertible Preferred Debentures, the Company expensed $10.1 million related to the call premium and $10.9 million relating to the remaining unamortized debt issuance costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following is a discussion of our market, financial condition and results of operations for the three and six months ended June 30, 2003 and 2002 to assist readers in understanding our financial performance during those periods and significant trends which may impact future performance. This discussion should be read in conjunction with our financial statements included with this report and our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002 included in our Annual Report on Form 10-K, as amended on Form 10-K/A.

     This discussion of our results and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section entitled "Forward-Looking Statements".

     We are one of the world's leading providers of equipment and services used for drilling, intervention, completion and production of oil and gas wells. We conduct operations in approximately 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our offerings include drilling services and equipment, well installation services, fishing and intervention services, completion systems and all forms of artificial lift. We offer step change technologies, including expandable solid tubular systems, expandable sand screens, underbalanced drilling systems, drilling with casing and intelligent completion technologies.

     In April 2003, we made a strategic decision to realign our segments from three segments to two. We undertook this realignment to improve our ability to serve our customers' interests, better coordinate our business efforts across segments, accelerate the delivery of strategic technologies to the marketplace and generate operating efficiencies. Our three historical segments of Drilling and Intervention Services, Completion Systems and Artificial Lift Systems now operate under two segments: (1) Drilling Services and (2) Production Systems.

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

MARKET TRENDS AND OUTLOOK

     Our businesses serve the oil and gas industry. Changes in the worldwide demand for and price of oil and natural gas affect all of our businesses. Certain of our products and services, such as our well installation services and well completion services, depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our artificial lift systems, depend on production activity. We currently estimate that approximately two-thirds of our operations rely on drilling activity, with the remainder focused on production and reservoir enhancement activity.

     The following chart sets forth certain statistics that reflect historical market conditions:

                                                                HENRY HUB     NORTH AMERICAN     INTERNATIONAL
                                             WTI OIL (1)         GAS (2)       RIG COUNT (3)     RIG COUNT (3)
                                            ---------------  ---------------- ----------------  ----------------
     June 30, 2003.......................    $    30.19       $   5.411            1,375              769
     December 31, 2002...................         31.20           4.789            1,204              753
     June 30, 2002.......................         26.86           3.245            1,047              730

     (1) Price per barrel as of June 30 and December 31 - Source: Applied Reasoning, Inc.
     (2)   Price per MM/BTU as of June 30 and December 31 - Source:  Oil World
     (3) Average rig count for the applicable month - Source: Baker Hughes Rig Count

     The demand for our products and services is cyclical due to the nature of the energy industry. The price of oil and natural gas is subject to much volatility. Over the last several years, rig counts have fluctuated due to world economic and political trends that influence the supply and demand for energy, the price of oil and natural gas and the level of exploration and drilling for those commodities. International drilling activity is somewhat less volatile than the North American market due to the significant investment and complexity surrounding international projects. Drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective in regard to oil and natural gas pricing as most contracts span two to three years.

     In the U.S., the level of rig activity began to decline in the third quarter of 2001 and continued to decline through April of 2002. From the second quarter of 2002 through the remainder of the year, the U.S. rig activity sustained an approximate count of 850 rigs. Throughout 2003, the U.S. rig count has shown steady improvements. As of late July, the U.S. reported the highest rig count since November 2001 with 1,091 rigs. Canadian rig count has experienced similar trends with the exception of the usual seasonal decline related to `spring breakup', which took place during the second quarter. Prior to breakup, the rig count in Canada peaked at 554 rigs, the highest it has been since the first quarter of 2001. During 2002 and through the first quarter of 2003, natural gas prices improved, peaking at $9.58 per mcf in February 2003. Recently, natural gas prices have averaged approximately $5.93 per mcf. We expect activity in the United States to remain at the current level for the remainder of 2003. Furthermore, we believe the Canadian market will strengthen throughout the remainder of 2003.

     International rig activity continues to strengthen. Both the Middle East and Asia Pacific regions have shown steady improvement since the beginning of 2001. We anticipate continued improvements in the eastern hemisphere and Latin American markets during the latter half of 2003, in particular the UK North Sea, the Middle East, Russia and selected areas of Latin America.

     In general, we expect the markets and our business strategies to affect our results as follows:

     NORTH AMERICA. The markets in the U.S. are in the early stages of improvement. The level of inquiry, contractual bidding and activity is rising. Second quarter 2003 activity proved historical leads and lags continue to hold true, and we expect to experience more significant improvements in our U.S. business sometime in late 2003. We expect improvements will first impact our drilling services and then our production and completion products and services. We anticipate volume increases between 10% and 15%, and we expect to increase pricing as volume increases. Prior to the `spring breakup', Canada had a very strong performance in 2003. Activity after `spring breakup' is recovering and is expected to remain strong for the rest of the year.

     The volatility in North America significantly impacts our Production Systems Division. Artificial lift products, which are approximately 70% of this division's revenues, depend heavily upon the oil rig count. Revenues for this division in the second quarter were approximately 59% North American, with 33% in the U.S. and 26% in Canada. Due to the high dependency on Canadian activity, the speed of recovery from `spring breakup' will have a significant impact on this division. Improvements in North America will also impact our Drilling Services Division. This division derives approximately 44% of its revenues from this region.

     INTERNATIONAL. Overall, we expect international activity to improve approximately 4% in 2003 compared to 2002. We anticipate experiencing 10% growth year-on-year, exhibiting higher dollar sales per rig employed than shown historically. The largest expected increases in 2003 over 2002 are in the Middle East/North Africa, Brazil and Mexico markets. In the latter part of 2002, we experienced declines in the UK North Sea region, Venezuela and Kazakhstan. We believe the activity in the UK has bottomed out and should begin to see improvements in the latter half of 2003. An emerging trend is the sale of mature fields by major oil companies to smaller independent oil companies. Such a trend bodes well for ongoing development activity and revitalization of the North Sea market. Further UK North Sea activity improvements should be realized in 2004 if proposed tax changes are enacted and if such changes are satisfactory to North Sea operators. Additionally, due to the completion of a major consolidation of a number of our business segments in the UK North Sea, we believe we are positioned to take on incremental volume at higher margins when the UK cycle reverses itself. The declines in Venezuela in the last half of the year were due to the continuing economic and political uncertainty which culminated in a strike in the fourth quarter of 2002. We began to see a recovery in the second quarter of 2003 as operations began to return to normal. Our operations were also impacted by activity in Kazakhstan, more specifically Chevron's Tengiz project, as the project was abruptly interrupted in the fourth quarter of 2002. This project officially restarted at the end of January, and our operations resumed in late April 2003.

     We expect our technology products to fuel much of the prospective performance in our international markets. In 2002, our technology products increased approximately 30% from their 2001 level. We expect continued growth from these products in the current year and beyond. During the second quarter of 2003, we achieved milestones in both our expandable and fiber optic technology products. Early in the quarter, we installed our 200th Expandable Sand Screen
(ESS). We also had our first combined Expandable Liner Hanger and ESS installation during the quarter. This success is evidence of increasing customer acceptance of the new technology.

     In the first quarter of 2003, we commercialized our first expandable solids for well remediation. We had increasing success with this technology in the second quarter of 2003 and completed our first international application. During the second quarter of 2003, we also successfully installed the world's first three-phase fiber optic downhole flow meter. We are seeing the emergence of repeat business for our underbalanced systems product offering. For 2003, the growth in underbalanced services is likely to occur in the Middle East, Russia, and the U.S., particularly in tight gas reservoirs, as well as China.

     Our results depend upon a number of factors, many of which are beyond our control. For a discussion of these factors, please see "Exposures" and "Forward-Looking Statements" in this Quarterly Report on Form 10-Q as well as "Item 1. Business - Risk Factors" in our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2002.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2002.

RESULTS OF OPERATIONS

SEGMENT REALIGNMENT

     In April 2003, we made a strategic decision to realign our segments. Our three historical segments of Drilling and Intervention Services, Completion Systems and Artificial Lift Systems now operate under two segments: (1) Drilling Services and (2) Production Systems. As a result of this realignment, the discussion of our results of operations is based on the new segments. Furthermore, our reporting units used in our annual goodwill impairment test performed as of October 1 have changed. Our reporting units correspond to our business segments, namely Drilling Services and Production Systems.

     In connection with the realignment of our segments, we recorded approximately $7.7 million, $5.6 million net of taxes, in severance and severance related costs during the second quarter of 2003. The severance and severance related costs of $4.3 million, $1.0 million, $0.5 million and $1.9 million are included in Cost of Products, Cost of Services and Rentals, Research and Development, and Selling, General and Administrative Attributable to Segments, respectively. We expect the annual savings from these terminations will be approximately $20 million.

   Severance and severance related costs are summarized by segment in the following table and described in greater detail below:


                                           TOTAL SEVERANCE AND
                                            SEVERANCE RELATED
                                                COSTS (1)
                                           --------------------
  Drilling Services......................  $              3,970
  Production Systems.....................                 3,740
                                           --------------------
  Total..................................                 7,710
     Utilized during 2003................                (2,806)
                                           --------------------
  Balance as of June 30, 2003............  $              4,904
                                           ====================

(1) In accordance with our announced plan to terminate employees company-wide, we recorded severance costs for 515 specifically identified employees. As of June 30, 2003, 259 employees had been terminated, and the remaining terminations are expected to be completed prior to September 30, 2003.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2002

     The following charts contain selected financial data comparing our results for the three months ended June 30, 2003 and June 30, 2002:




      COMPARATIVE FINANCIAL DATA                                                         THREE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                  --------------------------------
                                                                                      2003              2002
                                                                                  --------------    --------------
                                                                                    ($ in thousands, except per
                                                                                            share data)
       Revenues..............................................................      $  617,703        $  593,866
       Gross Profit %........................................................            29.0%             31.6%
       Research and Development..............................................      $   22,596        $   18,539
       Selling, General and Administrative Attributable to Segments..........          92,353            80,687
       Corporate General and Administrative..................................           9,680            14,806
       Operating Income......................................................          54,874            80,118
       Net Income............................................................          28,828            38,852
       Net Income per Diluted Share..........................................            0.23              0.31
       Depreciation and Amortization.........................................          57,826            53,306


     SALES BY GEOGRAPHIC REGION
                                                                                         THREE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     ---------------------------
                                                                                        2003           2002
                                                                                     -----------    ------------
     REGION:
     U.S........................................................................            35%            33%
     Canada.....................................................................            15             12
     Latin America..............................................................            10              9
     Europe and West Africa.....................................................            19             20
     Middle East and North Africa...............................................            12             14
     Asia Pacific...............................................................             9             12
                                                                                     ---------      ---------
         Total..................................................................           100%           100%
                                                                                     =========      =========

A discussion of our consolidated results for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 follows:

     o Revenues in the second quarter of 2003 increased $23.8 million, or 4.0%, from the second quarter of 2002. North American revenues improved 15.1%, or $40.4 million, due to higher activity levels in both Canada and the U.S. The international decline in revenue of 5.1% primarily relates to the decline in Asia Pacific of 17.5% and Middle East and North Africa of 10.0%. Acquisitions contributed approximately $9 million in North America and $3 million internationally.

     o Our gross profit as a percentage of revenues decreased from 31.6% in the second quarter of 2002 to 29.0% in the second quarter of 2003. The decline was primarily due to $5.3 million in severance and related expenses incurred in the second quarter of 2003, pricing pressure in the U.S. and product mix.

     o Research and development expenses increased 21.9% reflecting our commitment to step-change technologies and $0.5 million of severance expenses recorded in the second quarter.

     o Selling, general and administrative expenses attributable to segments increased as a percentage of revenues from 13.6% in the second quarter of 2002 to 15.0% in the second quarter of 2003 due to severance expenses of $1.9 million, costs associated with the expansion of our Drilling Services infrastructure and a 23.7% increase in intangible amortization.

     o Corporate general and administrative expenses decreased $5.1 million primarily due to approximately $4.5 million of expenses incurred in the second quarter of 2002 related to our corporate reorganization.

     o Our equity in earnings for the second quarter of 2003 compared to the second quarter of 2002 decreased $6.0 million primarily due to a debt extinguishment charge incurred by Universal Compression.

     o Our effective tax rate for the second quarter of 2003 was 27.1% compared to 34.0% for the second quarter of 2002. The decline reflects the benefits realized from our corporate reorganization in June 2002.

   SEGMENT RESULTS

   DRILLING SERVICES

   The following chart sets forth data regarding the results of our Drilling Services Division for the second quarter of 2003 and 2002:

                                                                                        THREE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                  -------------------------------
                                                                                       2003             2002
                                                                                  -------------    --------------
                                                                                          ($ in thousands)
     Revenues..............................................................        $  362,044      $   339,944
     Gross Profit %........................................................              31.2%            32.8%
     Research and Development..............................................        $   10,914      $     7,609
     Selling, General and Administrative...................................            51,343           44,331
     Operating Income......................................................            50,823           59,515

     A discussion of the results of our Drilling Services Division for the second quarter of 2003 compared to the second quarter of 2002 follows:

     o Our North American revenues for the second quarter of 2003 improved 15.1% as compared to the same period of the prior year due to higher activity levels as evidenced by a 29% increase in the quarterly average North American rig count. International revenues for this division were flat in the second quarter of 2003 compared to the second quarter of 2002. Our Middle East and North Africa region showed strong improvements with increased revenues of over 10%, which were offset by a 6% decline in Europe and West Africa caused in part by the deterioration in the UK related to E&P tax disputes between the UK government and the North Sea operators and by lower activity in Nigeria due to political unrest.

     o Gross profit as a percentage of revenues decreased from 32.8% in the second quarter of 2002 to 31.2% in the second quarter of 2003 primarily due to $3.5 million of severance and related expenses incurred in the second quarter of 2003, pricing pressure in the U.S., product mix and the deterioration in the UK and West Africa markets.

     o Research and development expenses increased 43.4% as compared to the second quarter of 2002. This division continues to focus on its expandable solids technology.

     o Selling, general and administrative expenses increased as a percentage of revenues from 13.0% in the second quarter of 2002 to 14.2% in the second quarter of 2003. The increase primarily reflects $0.5 million of severance expenses incurred in the second quarter and costs associated with the expansion of our underbalanced services infrastructure and our well intervention services group.

     PRODUCTION SYSTEMS

     The following chart sets forth data regarding the results of our Production Systems Division for the second quarter of 2003 and 2002:

                                                                                       THREE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                  ------------------------------
                                                                                      2003             2002
                                                                                  -------------    -------------
                                                                                      ($ in thousands)
     Revenues..............................................................        $  255,659       $  253,922
     Gross Profit %........................................................              25.9%            30.1%
     Research and Development..............................................        $   11,682       $   10,930
     Selling, General and Administrative...................................            41,010           36,356
     Operating Income .....................................................            13,429           29,067

   A discussion of the results of our Production Systems Division for the second quarter of 2003 compared to second quarter of 2002 follows:

     o Our Production Systems Division's revenues for the second quarter of 2003 were relatively flat with the second quarter of 2002. In the second quarter of 2003, activity-based gains of 15.0% and 30.5% were made in the North America and Latin America regions, respectively, with offsetting declines in the Asia Pacific and the Middle East and North Africa regions.

     o Gross profit as a percentage of revenues decreased from 30.1% in the second quarter of 2002 to 25.9% in the second quarter of 2003 due to lower absorption in locations where manufacturing facilities are in the process of being closed, product mix, and severance and severance related costs of $1.8 million incurred in the second quarter of 2003.

     o Selling, general and administrative expenses as a percentage of revenues increased from 14.3% in the second quarter of 2002 to 16.0% in the same period in 2003. The increase is primarily due to $1.4 million severance incurred in the second quarter of 2003.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

     The following charts contain selected financial data comparing our results for the six months ended June 30, 2003 and June 30, 2002:


      COMPARATIVE FINANCIAL DATA                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                  -------------------------------
                                                                                      2003             2002
                                                                                  -------------    --------------
                                                                                      (in thousands, except
                                                                                    percentages and per share
                                                                                              data)
       Revenues..............................................................      $1,207,041       $1,162,115
       Gross Profit %........................................................            29.7%            32.0%
       Research and Development..............................................      $   42,595       $   35,523
       Selling, General and Administrative Attributable to Segments..........         176,710          154,580
       Corporate General and Administrative..................................          19,494           24,086
       Operating Income......................................................         124,599          170,354
       Net Income............................................................          62,429           84,071
       Net Income per Diluted Share .........................................            0.49             0.66
       Depreciation and Amortization.........................................         114,112          103,340

      SALES BY GEOGRAPHIC REGION
                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                  -------------------------------
                                                                                      2003             2002
                                                                                  -------------    --------------
      REGION:
      U.S....................................................................              34%              34%
      Canada.................................................................              17               14
      Latin America..........................................................               9                9
      Europe and West Africa.................................................              19               19
      Middle East and North Africa...........................................              12               12
      Asia Pacific...........................................................               9               12
                                                                                  -----------      -----------
          Total..............................................................             100%             100%
                                                                                  ===========      ===========

     A discussion of our consolidated results for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 follows:

     o Consolidated revenues for the first six months of 2003, excluding our incremental revenues from 2002 acquisitions, increased 1.7% over the same period of 2002. On the same basis, revenues in North America increased approximately $50 million, while international revenues decreased approximately $31 million.

     o Gross profit as a percentage of revenues decreased from 32.0% for the first half of 2002 to 29.7% in the first half of 2003. The decline is primarily attributable to severance and related expenses, pricing pressures which occurred in the latter half of 2002 in the U.S. market and a shift in our product mix.

     o Research and development expenses increased 19.9% primarily due to costs incurred to further develop our technology-related product lines.

     o Selling, general and administrative expenses attributable to segments increased as a percentage of revenues from 13.3% for the first half of 2002 to 14.6% in the same period this year due to severance expenses and higher intangible amortization.

     o Our equity in earnings in unconsolidated affiliates for the first six months of 2003 was $8.3 million lower than the comparable period last year. The decrease is primarily related to a debt extinguishment charge taken by Universal Compression in the quarter ended June 30, 2003 and to the lower activity levels experienced by a Middle East entity in which we have an equity interest.

     o Our effective tax rate for the six months ended June 30, 2003 was 27.3%, compared to 34.0% for the same period of 2002, primarily due to the benefits of our corporate reorganization.

   SEGMENT RESULTS

     DRILLING SERVICES

     The following chart sets forth data regarding the results of our Drilling Services Division for the six months ended June 30, 2003 and 2002:

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                              -------------------------------
                                                                                  2003              2002
                                                                              -------------     -------------
                                                                                  (in thousands, except
                                                                                       percentages)
     Revenues..............................................................   $     707,720     $     678,303
     Gross Profit %........................................................            31.9%             33.5%
     Research and Development..............................................   $      20,991     $      15,028
     Selling, General and Administrative...................................          99,681            86,084
     Operating Income......................................................         105,079           125,994

     A discussion of the results of our Drilling Services Division for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 follows:

     o Our North American revenues for the first six months of 2003 increased 10.4% as compared to the same period last year. An increase in the six-month average North American rig count of 22.0% contributed to the increase in revenues in this region. Despite the decline in the UK North Sea region, our international revenues remained flat or decreased 1.7% excluding incremental revenue from our 2002 acquisitions.

     o Gross profit as a percentage of revenues declined 4.8% in the first half of 2003 from the same period last year. The decline in margins primarily reflects the impact of the pricing pressures felt in the U.S. market, as well as a change in product mix.

     o Research and development expenses increased $6.0 million in the first six months of 2003 compared to the same period of 2002. This increase primarily relates to this division's focus on the development of expandable solids technology.

     o Selling, general and administrative expenses as a percentage of revenues increased from 12.7% in the first six months of 2002 to 14.1% in the first six months of 2003. The increase is primarily related to severance expense associated with our initiative to permanently reduce our cost structure and those costs associated with the expansion of our underbalanced services infrastructure and our well interventions group.

     PRODUCTION SYSTEMS

     The following chart sets forth data regarding the results of our Production Systems Division for the six months ended June 30, 2003 and 2002:

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                              --------------------------------
                                                                                  2003              2002
                                                                              --------------    --------------
     Revenues..............................................................    $  499,321        $  483,812
     Gross Profit %........................................................          26.6%             29.8%
     Research and Development..............................................    $   21,604        $   20,495
     Selling, General and Administrative...................................        77,029            68,496
     Operating Income......................................................        34,150            55,251

   A discussion of the results of our Production Systems Division for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 follows:

     o Our North American revenues increased 15.3%, or 8.1% excluding incremental revenues associated with our 2002 acquisitions. Our international revenues decreased 11.0% as compared to the first six months of 2002 primarily due to decreased activity in the Asia Pacific and Middle East and North Africa regions.

     o Gross profit as a percent of revenues decreased from 29.8% in the first six months of 2002 to 26.6% in the first six months of 2003 due to the impact of severance expense and product mix.

     o Selling, general and administrative expenses increased as a percentage of revenues from 14.2% in the first half of 2002 to 15.4% in the same period this year primarily due to $1.4 million of severance expense and higher intangible amortization expense.

     RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

     During the third quarter of 2002, we recorded $15.4 million, $10.0 million net of taxes, in restructuring and asset impairment charges relating to a rationalization of our businesses in light of industry conditions. We undertook initiatives to rationalize our business in light of the lower activity levels and the continued economic uncertainty. The plan approved during 2002 included a reduction in workforce, primarily in the United States, and the closure of two facilities. During the first quarter of 2003, we modified our plan and reversed $3.1 million of unutilized accruals recorded by the Production Systems segment. In connection with this modification, we also expensed $2.0 million during the first quarter for other facility impairments within the Production Systems segment. The amounts related to the modification were recorded in Cost of Products in our Condensed Consolidated Statements of Income. The charge related to the 2002 plan is summarized by segment in the following table and described in greater detail below:

                                                                                REVERSAL OF
                                                                                    2000
                                                                  ASSET         RESTRUCTURING
                                            SEVERANCE (1)     IMPAIRMENT (2)      CHARGE(3)                TOTAL
                                            -------------     -------------     --------------          -------------
                                                                      (in thousands)
Drilling Services........................  $      3,073       $       1,712        $        --         $       4,785
Production Systems.......................         5,456               5,295                 --                10,751
Corporate................................            48               4,592             (4,739)                  (99)
                                           ------------       -------------        -----------         -------------
Total....................................         8,577              11,599             (4,739)               15,437
  Utilized during 2002...................        (3,748)            (11,599)             4,739               (10,608)
  Reversal of 2002
    restructuring charge.................        (3,148)                 --                 --                (3,148)
  Utilized during 2003...................        (1,491)                 --                 --                (1,491)
                                           ------------       -------------        -----------         -------------
Balance as of June 30, 2003..............  $        190       $          --        $        --         $         190
                                           ============       =============        ===========         =============

(1) In accordance with our announced plan to terminate employees company-wide, we recorded severance and related costs for 849 specifically identified employees. We anticipate all terminations will be completed by the end of the third quarter of 2003.

(2) The asset impairment primarily relates to the write-down of equipment and facilities which are held for sale as a result of the decline in market conditions. These assets, having a carrying amount of $4.8 million and $7.7 million as of June 30, 2003 and December 31, 2002, respectively, have been reclassified in Other Current Assets on our Condensed Consolidated Balance Sheets.

(3) In 2000, we recorded a non-recurring charge of $56.3 million in connection with the merger of our Compression Services Division with Universal, of which $4.7 million of estimated transaction costs were not incurred.

NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF No. 00-21 will have a material effect on our consolidated financial statements.

     In January 2003, Financial Accounting Standards Board Interpretation
No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46") was issued. FIN No. 46 requires companies that control another entity through interests, other than voting interests, to consolidate the controlled entity. FIN No. 46 applies to variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 to variable interest entities created before February 1, 2003. We are currently evaluating the impact this interpretation will have on our consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of SFAS No. 149 to have a material effect on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. We are currently evaluating the impact the adoption of SFAS No. 150 will have on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Our current sources of capital are current reserves of cash, cash generated from operations, proceeds from our asset securitization and borrowings under bank lines of credit. Our operating cash flow is directly related to our business and the segments in which we operate. Should market conditions deteriorate, or should we experience unforeseen declines in results of operations, cash flows may be reduced. Cash flow from operations is expected to be our primary source of liquidity during 2003. We anticipate cash flows from operations, combined with our existing credit facility, will provide sufficient capital resources and liquidity to manage our operations, meet debt obligations and fund projected capital expenditures. We are continually reviewing acquisitions in our markets. Depending on the size and timing of an acquisition, we could require additional capital in the form of either debt, equity or both.

CASH FLOWS

     As of June 30, 2003, our cash and cash equivalents were $49.1 million, a net increase of $0.2 million from December 31, 2002, which was primarily attributable to the following:

     o   Cash inflows from operating activities of $94.1 million;

     o Capital expenditures for property, plant and equipment of $150.9 million;

     o Acquisition of new businesses of approximately $17.6 million in cash, net of cash acquired;

     o   Proceeds from the sales of assets of $16.2 million;

     o Borrowings, net of repayments, on long-term debt and short-term facilities of $47.2 million;

     o   Proceeds from our asset securitization of $3.4 million;

     o   Proceeds from stock option activity of $12.2 million.

SOURCE OF LIQUIDITY

     Banking Facility

     In May 2003, we entered into a three-year unsecured revolving credit facility agreement that provides for borrowings of up to an aggregate of $500.0 million. Certain of the proceeds from the credit facility were used to repay all amounts due under our previously existing revolving credit facilities, at which time those facilities were terminated. As of June 30, 2003, we had $115.6 million available under this agreement.

     This credit facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. We are in compliance with all covenants set forth in the credit facility. The committed revolving credit facility does not contain any provision which makes its availability dependent upon our credit ratings; however, the interest rates are dependent upon the credit rating of our long-term senior debt. The facility is guaranteed by Weatherford International, Inc.

     We also have unsecured short-term borrowings with various institutions pursuant to uncommitted facilities. At June 30, 2003, we had $44.8 million in unsecured short-term borrowings outstanding under these arrangements with interest rates ranging from 1.95% to 8.86%.

     Asset Securitization

     We have in place an agreement with a financial institution to sell, on a continuous basis, an undivided interest in a specific pool of our current domestic accounts receivable through December 2003. We are permitted to securitize up to $75.0 million under this agreement. If our credit rating falls below BBB- from Standard & Poor's or Baa3 from Moody's, the financial institution has no further obligation to purchase our accounts receivable. We currently pay a program fee on participating interests at a variable rate based on the financial institution's commercial paper rate plus other fees. Program fees totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2003, respectively. We received $72.3 million for purchased interests and had retained interests in receivables sold of $67.8 million as of June 30, 2003.

     Equity Offering

     On July 3, 2003, we completed a public offering of ten million common shares in exchange for approximately $400.0 million in cash proceeds. The common shares were sold through Lehman Brothers, an investment banking firm in which two of our directors are managing directors. The arrangements associated with this transaction were on customary terms in the industry. The proceeds were used in August 2003 to redeem our outstanding 5% Convertible Preferred Debentures due 2027.

CONTRACTUAL OBLIGATIONS

     Our contractual obligations at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods have not changed materially, other than as detailed below, since December 31, 2002.

     Capital Expenditures

     Our capital expenditures for property, plant and equipment during the six months ended June 30, 2003 were $139.6 million, net of proceeds from tools lost down hole of $11.3 million. Our capital expenditures primarily relate to our new technologies, drilling equipment, fishing tools and tubular service equipment. Capital expenditures for 2003 are expected to be approximately $270.0 million. Our depreciation expense during the three and six months ended June 30, 2003 was $52.8 million and $104.4 million.

      Convertible Preferred Debentures

     On July 3, 2003, we called the outstanding $402.5 million Convertible Preferred Debentures. The Convertible Preferred Debentures were redeemed at a price of 102.5% of the principal amount. The Debentures plus accrued interest were repaid in August 2003 with the proceeds from the sale of our common shares and cash on hand. In connection with the early extinguishment of the Convertible Preferred Debentures, we expensed $10.1 million related to the call premium and $10.9 million to write off the remaining unamortized debt issuance costs.

     Zero Coupon Convertible Senior Debentures

     On June 30, 2000, we completed the private placement of $910.0 million face amount of our Zero Coupon Convertible Senior Debentures. These Debentures were issued at $501.6 million providing the holders with an annual 3% yield to maturity. As of June 30, 2003, the accreted amount of these debentures was $548.5 million.

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

     INTERNATIONAL EXPOSURE

     Like most multinational oilfield service companies, we have operations in international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific region and the Commonwealth of Independent States that are inherently subject to risks of war, political disruption, civil disturbance and change in global trade policies that may:

     o   disrupt oil and gas exploration and production activities;

     o   negatively impact results of operations;

     o   restrict the movement and exchange of funds;

     o   inhibit our ability to collect receivables;

     o   lead to U.S. government or international sanctions; and

     o   limit access to markets for periods of time.

     INVESTMENT EXPOSURE

     We own approximately 45% of Universal Compression Holdings, Inc.'s outstanding common stock as a result of the merger of our compression services division with a Universal subsidiary in February 2001. We account for this ownership interest using the equity method of accounting, which requires us to record our percentage interest in Universal's results of operations in our consolidated statement of operations. Accordingly, fluctuations in Universal's earnings will cause fluctuations in our earnings.

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

     Our non-U.S. affiliates conduct our operations in a manner intended to ensure that we do not engage in the conduct of a U.S. trade or business. However, if the IRS successfully contends that we or any of our non-U.S. affiliates are engaged in a trade or business in the United States, we or such non-U.S. affiliate would be required to pay U.S. corporate income tax on income that is subject to the taxing jurisdiction of the United States, and possibly the U.S. branch profits tax. Additionally, our U.S. subsidiaries would continue to be subject to U.S. corporate income tax on their worldwide income, and our then existing foreign subsidiaries would continue to be subject to U.S. corporate income tax on their U.S. operations.

     CURRENCY EXPOSURE

     Approximately 35.7% of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive loss in the shareholders' equity section on our Condensed Consolidated Balance Sheets. We recorded a $117.8 million adjustment to our equity account for the six months ended June 30, 2003 to reflect the net impact of the strengthening in various foreign currencies, primarily in Canada and the UK, against the U.S. dollar. We recognize remeasurement and transactional gains and losses on currencies in our Condensed Consolidated Statements of Income. Such remeasurement and transactional gains and losses may adversely impact our results of operations.

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

     Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:

     o A downturn in market conditions could affect projected results. Any material changes in oil and gas supply and demand, oil and gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information provided by us. The oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Through the beginning of 2002, there was a general decrease in prices for oil and natural gas, reflecting diminished demand attributable to political and economic issues. In the latter part of 2002, there was an increase of prices for oil and natural gas. However, with the exception of Canada, producers did not increase drilling due to the political and economic uncertainty. During the second quarter of 2003, there was an increase in North American drilling activity; however, if an extended regional and/or worldwide recession would occur, it would result in even lower demand and lower prices for oil and gas, which would adversely affect our revenues and income. At this time, we have assumed increases in worldwide demand will continue at a modest pace throughout 2003.

     o Our results are dependent upon our ability to react to the current market environment. During the latter half of 2002 and in the first six months of 2003, we implemented a number of programs intended to reduce our cost structure. Our forward-looking statements assume these measures will generate the savings expected.

     o A material disruption in our manufacturing could adversely affect our business. Our forward-looking statements assume any manufacturing expansion and consolidation will be completed without material disruptions. If there are disruptions or excess costs associated with manufacturing changes, our results could be adversely affected.

     o Our success is dependent upon the integration of acquisitions. We have consummated acquisitions of several product lines and businesses. The success of our acquisitions will be dependent on our ability to integrate the product lines and businesses with our existing businesses and eliminate duplicative costs. We incur various duplicative costs during the integration of the operations of acquired businesses into our operations. Our forward-looking statements assume the successful integration of the operations of the acquired businesses; however, there can be no assurance the expected benefits of these acquisitions will materialize. Integration of acquisitions is something that cannot occur in the short-term and requires constant effort at the local level to be successful. Accordingly, there can be no assurance as to the ultimate success of these integration efforts.

     o Our long-term growth is dependent upon technological advances. Our ability to deliver our long-term growth strategy is dependent in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, to obtain technologically advanced products through internal research and development and/or acquisitions, and to expand the markets for new technology through leverage of our worldwide infrastructure. Key to our success will be our ability to commercialize the technology we have acquired and demonstrate the enhanced value our technology brings to our customers' operations. Our major technological advances include, but are not limited to, those related to underbalanced drilling, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of and above-average growth from these new products and services.

     o Nonrealization of expected benefits from our 2002 corporate reorganization could affect our projected results. An inability to realize expected benefits of the reorganization within the anticipated time frame, or at all, would likely affect the financial benefit of our corporate reorganization.

     o Nonrealization of expected benefits of our recent change in divisional structure could adversely affect our projected results. We recently announced a realignment of our product lines from three divisions to two divisions. Our forward-looking statements assume there will be no material disruption to our operations and we will realize anticipated cost savings.

     o A decline in the fair value of our investment in Universal that is other than temporary would adversely affect our projected results. In the third quarter of 2002, we determined the decline in Universal's stock price was other than temporary and recorded a write-down in the carrying value of the investment. In connection with the reduction in the carrying value, we recognized a tax benefit related to the difference between the book carrying value and the tax basis of the investment. We can make no assurances there will not be an additional decline in value of our investment in Universal and that any such decline would be temporary. Any decline may result in an additional write-down in the carrying value of our investment in Universal and would adversely affect our results.

     o The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of June 30, 2003, we had approximately $1.6 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors in or beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

     o Currency fluctuations could have a material adverse financial impact on our business. A material decline in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currencies.

     o Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies. Any further military action undertaken by the United States or other countries against Iraq or other countries could adversely affect our results of operations.

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

     Assets and liabilities of which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive loss in the shareholders' equity section on our Condensed Consolidated Balance Sheets. Approximately 35.7% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $117.8 million adjustment to our equity account for the six months ended June 30, 2003 to reflect the net impact of the strengthening in various foreign currencies, primarily in Canada and the UK, against the U.S. dollar.

INTEREST RATES

     We are subject to interest rate risk on our long-term fixed interest rate debt and, to a lesser extent, variable-interest rate borrowings. Our long-term borrowings subject to interest rate risk primarily consist of the $350.0 million principal of the 6 5/8% Senior Notes due 2011, $200.0 million principal of the 7 1/4% Senior Notes due 2006, the $402.5 million principal of the 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 and the $910.0 million Zero Coupon Senior Convertible Debentures due 2020. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate to increase or decrease, and thus increase or decrease the amount required to refinance the debt. As of June 30, 2003, the fair market value of the 6 5/8% Senior Notes was $399.0 million and the fair value of the 7 1/4% Senior Notes was $223.0 million. The fair value of both Senior Notes is principally dependent on changes in prevailing interest rates. As of June 30, 2003, the fair market value of the Convertible Preferred Debentures was $387.7 million, and the fair marketvalue of the Zero Coupon convertible Debentures was $579.0 million. The fair market value of the Convertible Preferred Debentures and the Zero Coupon Debentures is principally dependent on both prevailing interest rates and our current share price as it relates to the conversion price of $53.34 per share and $55.1425 per share, respectively.

     We have various other long-term debt instruments but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $406.8 million at June 30, 2003 approximate fair market value.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual General Meeting of Shareholders was held on May 8, 2003. The shareholders of the Company approved the election of eight directors to serve until the next annual general meeting of shareholders. The following sets forth the results of the voting with respect to such matter.

   Election of Directors           For                Withheld
   ---------------------           ---                --------

Philip Burguieres............  108,284,234             295,448
David J. Butters.............  108,284,114             295,568
Bernard J. Duroc-Danner......  108,442,356             137,326
Sheldon B. Lubar.............  108,441,814             137,868
William E. Macaulay..........  108,442,503             137,179
Robert B. Millard............  108,442,537             137,145
Robert K. Moses, Jr..........  108,486,984              92,698
Robert A. Rayne..............  108,485,773              93,909

     In addition, the shareholders of the Company approved the appointment of Ernst & Young LLP for the year ending December 31, 2003, and the authorization of the Audit Committee of the Board of Directors to set Ernst & Young LLP's remuneration. The results of the voting with respect to such matter were 107,667,019 shares voted for, 887,663 shares voted against and 25,000 shares abstained. There were no broker non-votes.

ITEM 5.  OTHER INFORMATION

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, the certifications of Bernard J. Duroc-Danner, Chief Executive Officer of the Company, and Lisa W. Rodriguez, Chief Financial Officer of the Company, are filed with this Form 10-Q as exhibits 31.1 and 31.2. Copies of these certifications are available on the Company's website at www.weatherford.com.

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the certifications of Bernard J. Duroc-Danner, Chief Executive Officer of the Company, and Lisa W. Rodriguez, Chief Financial Officer of the Company, are filed with this Form 10-Q as exhibits 32.1 and 32.2. Copies of these certifications are available on the Company's website at www.weatherford.com.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

EXHIBIT
NUMBER                            DESCRIPTION

4.1 Credit Agreement dated May 14, 2003, among Weatherford International Ltd., Weatherford International, Inc., JPMorgan Chase Bank, as Administrative Agent, BankOne, NA and Wells Fargo Bank, Texas, N.A., as Co-Syndication Agents, ABN-AMRO Bank, N.V., and The Bank of Nova Scotia, as Co-Documentation agents, and Wachovia bank, National Association, Suntrust Bank, Royal Bank of Canada and Deutsche Bank AG New York Branch, as co-Managing Agents. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No.1-31339) filed July 1,
       2003).

+10.1 General Amendment of Employee Stock Option Programs of Weatherford International, Inc. dated May 9, 2003.

+10.2 General Amendment of Director's Stock Option Plans and Agreements dated May 9, 2003.

+10.3  Weatherford International Ltd. Nonqualified Executive Retirement Plan.

+10.4 Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan.

+10.5 Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan and Related Trust Agreement.

+31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
+ Filed herewith

(b)     Reports on Form 8-K:

1. Current Report on Form 8-K dated May 5, 2003, announcing the Company's new business alignments and earnings for the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Weatherford International Ltd.


                                     By: /s/ Bernard J. Duroc-Danner
                                         --------------------------------------
                                         Bernard J. Duroc-Danner
                                         Chief Executive Officer,
                                         Chairman of the Board and Director
                                         (Principal Executive Officer)


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


                                         Date: August 13, 2003

                                INDEX TO EXHIBIT


EXHIBIT NUMBER                   DESCRIPTION
--------------                   -----------

+10.1 General Amendment of Employee Stock Option Programs of Weatherford International, Inc. dated May 9, 2003.

+10.2 General Amendment of Director's Stock Option Plans and Agreements dated May 9, 2003.

+10.3  Weatherford International Ltd. Nonqualified Executive Retirement Plan.

+10.4 Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan.

+10.5 Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan and Related Trust Agreement.

+31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
+ Filed herewith