Form 10-Q
period 2003-09-30
WEATHERFORD INTERNATIONAL LTD
filed 2003-11-06
CIK 1170565

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from          to
                               --------    --------

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

     Yes [X]             No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date:

        Title of Class                          Outstanding at October 31, 2003
        --------------                          -------------------------------
Common Shares, par value $1.00                            131,300,088

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                SEPTEMBER 30,           DECEMBER 31,
                                                                                    2003                    2002
                                                                               --------------         ----------------
                                                                                 (UNAUDITED)
                                  ASSETS

Current Assets:
   Cash and Cash Equivalents.........................................          $       68,854         $         48,837
   Accounts Receivable, Net of Allowance for Uncollectible
       Accounts of $15,441 and $18,088, Respectively.................                 536,840                  485,178
   Inventories.......................................................                 627,344                  547,744
   Other Current Assets..............................................                 196,396                  177,480
                                                                               --------------         ----------------
                                                                                    1,429,434                1,259,239
                                                                               --------------         ----------------

Property, Plant and Equipment, Net...................................               1,236,959                1,126,162
Goodwill, Net........................................................               1,570,513                1,497,302
Other Intangible Assets, Net.........................................                 294,160                  259,733
Equity Investments in Unconsolidated Affiliates......................                 297,283                  285,901
Deferred Tax Assets..................................................                  62,909                   18,288
Other Assets.........................................................                  39,224                   48,364
                                                                               --------------         ----------------
                                                                               $    4,930,482         $      4,494,989
                                                                               ==============         ================

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Short-Term Borrowings and Current Portion of Long-Term Debt.......          $      474,391         $        364,272
   Accounts Payable..................................................                 211,220                  186,326
   Other Current Liabilities.........................................                 360,976                  326,879
                                                                               --------------         ----------------
                                                                                    1,046,587                  877,477
                                                                               --------------         ----------------

Long-Term Debt.......................................................                 566,978                  570,991
Zero Coupon Convertible Senior Debentures............................                 552,636                  540,416
5% Convertible Subordinated Preferred Equivalent Debentures..........                      --                  402,500
Deferred Tax Liabilities.............................................                  42,292                   34,399
Other Liabilities....................................................                 115,727                   94,710

Commitments and Contingencies

Shareholders' Equity:
   Common Shares, $1 Par Value, Authorized 500,000 Shares,
       Issued 141,393 and 130,799 Shares, Respectively...............                 141,393                  130,799
   Capital in Excess of Par Value....................................               2,391,732                1,987,702
   Treasury Shares, Net..............................................                (254,891)                (258,125)
   Retained Earnings.................................................                 358,491                  262,020
   Accumulated Other Comprehensive Loss..............................                 (30,463)                (147,900)
                                                                               --------------         ----------------
                                                                                    2,606,262                1,974,496
                                                                               --------------         ----------------
                                                                               $    4,930,482         $      4,494,989
                                                                               ==============         ================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS                    NINE MONTHS
                                                                ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                            ----------------------------    --------------------------
                                                                2003            2002            2003           2002
                                                            ------------    ------------    -----------    -----------
Revenues:
     Products..........................................     $    330,871    $    276,522    $   916,552    $   847,501
     Services and Rentals..............................          329,609         308,408        950,969        899,544
                                                            ------------    ------------    -----------    -----------
                                                                 660,480         584,930      1,867,521      1,747,045

Costs and Expenses:
     Cost of Products..................................          230,890         192,979        658,178        594,414
     Cost of Services and Rentals......................          236,467         233,838        657,686        623,170
     Research and Development..........................           19,993          19,624         62,588         55,147
     Selling, General and Administrative Attributable
         to Segments...................................           89,793          78,894        266,503        233,474
     Corporate General and Administrative..............           10,071           9,772         29,565         33,858
     Equity in (Earnings) Losses of Unconsolidated
         Affiliates, Net of Impairment Charge..........           (5,639)        211,611        (10,503)       198,416
                                                            ------------    ------------    -----------    -----------

Operating Income (Loss)................................           78,905        (161,788)       203,504          8,566
                                                            ------------    ------------    -----------    -----------

Other Income (Expense):
     Interest Expense, Net.............................          (17,205)        (20,404)       (58,945)       (61,401)
     Debt Redemption Expense...........................          (20,911)             --        (20,911)            --
     Other, Net........................................            3,285            (917)         6,316         (2,891)
                                                            ------------    ------------    -----------    -----------
Income (Loss) Before Income Taxes......................           44,074        (183,109)       129,964        (55,726)
(Provision) Benefit for Income Taxes...................          (10,032)         61,467        (33,493)        18,155
                                                            ------------    ------------    -----------    -----------
Net Income (Loss)......................................     $     34,042    $   (121,642)   $    96,471    $   (37,571)
                                                            ============    ============    ===========    ===========

Earnings (Loss) Per Share:
     Basic.............................................     $       0.26    $      (1.01)   $      0.77    $     (0.31)
     Diluted...........................................     $       0.25    $      (1.01)   $      0.74    $     (0.31)

Weighted Average Shares Outstanding:
     Basic.............................................          131,596         120,193        124,751        119,796
     Diluted...........................................          136,542         120,193        130,274        119,796

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           NINE MONTHS
                                                                                       ENDED SEPTEMBER 30,
                                                                               ----------------------------------
                                                                                    2003                 2002
                                                                               --------------      --------------
Cash Flows from Operating Activities:
   Net Income (Loss).................................................          $       96,471      $      (37,571)
   Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided by Operating Activities:
       Depreciation and Amortization.................................                 172,663             158,318
       Non-Cash Portion of Restructuring and Asset Impairment
           Charge....................................................                      --              15,050
       Gain on Sales of Assets.......................................                  (2,576)             (2,297)
       Equity in (Earnings) Losses of Unconsolidated Affiliates, Net
           of Impairment Charge......................................                 (10,503)            198,416
       Amortization of Original Issue Discount.......................                  12,220              11,862
       Debt Redemption Expense.......................................                  20,911                  --
       Deferred Income Tax Benefit...................................                 (26,996)            (74,627)
       Other, Net....................................................                     915               4,657
       Change in Operating Assets and Liabilities, Net of Effect
           of Businesses Acquired....................................                 (79,489)            (92,773)
                                                                               --------------      --------------
           Net Cash Provided by Operating Activities.................                 183,616             181,035
                                                                               --------------      --------------

Cash Flows from Investing Activities:
   Acquisitions of Businesses, Net of Cash Acquired..................                 (48,882)            (83,229)
   Capital Expenditures for Property, Plant and Equipment............                (226,561)           (196,031)
   Purchase of Equity Investment in Unconsolidated Affiliate.........                  (4,019)                 --
   Acquisition of License............................................                      --             (65,000)
   Proceeds from Sales of Assets.....................................                   7,761              12,598
                                                                               --------------      --------------
           Net Cash Used by Investing Activities.....................                (271,701)           (331,662)
                                                                               --------------      --------------

Cash Flows from Financing Activities:
   Borrowings on Short-Term Debt, Net................................                 114,376             159,169
   Redemption of Convertible Preferred Debentures....................                (412,563)                 --
   Repayments of Long-Term Debt, Net.................................                  (9,870)             (7,884)
   Proceeds from Issuance of Common Shares...........................                 400,000                  --
   Proceeds from (Repayments on) Asset Securitization................                   4,955             (55,055)
   Proceeds from Exercise of Stock Options...........................                  13,465              25,553
   Purchases of Treasury Shares, Net.................................                  (2,109)             (1,994)
   Other Financing Activities, Net...................................                    (152)               (909)
                                                                               --------------      --------------
           Net Cash Provided by Financing Activities.................                 108,102             118,880
                                                                               --------------      --------------

Net Increase (Decrease) in Cash and Cash Equivalents.................                  20,017             (31,747)
Cash and Cash Equivalents at Beginning of Period.....................                  48,837              88,832
                                                                               --------------      --------------
Cash and Cash Equivalents at End of Period...........................          $       68,854      $       57,085
                                                                               ==============      ==============

Supplemental Cash Flow Information:
   Interest Paid.....................................................          $       45,196      $       45,648
   Income Taxes Paid, Net of Refunds.................................                  41,259              37,067

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   THREE MONTHS                    NINE MONTHS
                                                                ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                            ----------------------------    --------------------------
                                                                2003            2002            2003           2002
                                                            ------------    ------------    -----------    -----------
Net Income (Loss)......................................     $     34,042    $   (121,642)   $    96,471    $   (37,571)
Other Comprehensive Income (Loss):
     Deferred Loss on Derivative Instruments...........           (3,654)             --         (3,654)            --
     Foreign Currency Translation Adjustment...........            3,252         (10,215)       121,091          1,070
                                                            ------------    ------------    -----------    -----------
Comprehensive Income (Loss)............................     $     33,640    $   (131,857)   $   213,908    $   (36,501)
                                                            ============    ============    ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  GENERAL

    The condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the "Company") included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company's Condensed Consolidated Balance Sheet at September 30, 2003, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2003 and 2002, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 and the notes thereto included in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results expected for the full year.

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

    In April 2003, the Company realigned its operating segments as part of its ongoing productivity initiative. This realignment was undertaken to improve the Company's ability to serve its customers' interests, better coordinate its business efforts across segments, accelerate the delivery of strategic technologies to the marketplace and generate operating efficiencies. The three historical reporting segments of Drilling and Intervention Services, Completion Systems and Artificial Lift Systems now operate under two reporting segments:
Drilling Services and Production Systems. Accordingly, all historical segment information reflects the new operating structure (See Notes 2, 3 and 14).

    In connection with the change in the segment structure, the detailed components of Costs and Expenses were reviewed for classification. In order to conform to the new reporting structure, select distribution costs were reclassified to Cost of Products and Cost of Services and Rentals and certain field administration costs were reclassified to Selling, General and Administrative Attributable to Segments. All prior periods have been reclassified to conform to the current period presentation. The following table summarizes the increase/(decrease) to Cost of Products, Cost of Services and Rentals, and Selling, General and Administrative Attributable to Segments for all prior periods presented in the accompanying Condensed Consolidated Statements of Operations:

                                                              THREE MONTHS      NINE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  2002             2002
                                                              -------------    -------------
                                                                      (in thousands)

Cost of Products...................................           $     13,209     $     39,296
Cost of Services and Rentals.......................                 (4,608)         (12,849)
Selling, General and Administrative Attributable
  to Segments......................................                 (8,601)         (26,447)

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

2.  SEVERANCE, RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

    2003 Severance and Restructuring Charge

    During the second quarter of 2003, the Company recorded approximately $7.7 million, $5.6 million net of taxes, in severance and severance related costs in connection with the realignment of its segments.

    Severance and severance related costs are summarized by segment and by classification on the accompanying Condensed Consolidated Statements of Operations in the following table and described in greater detail below:

                                              DRILLING      PRODUCTION
                                            SERVICES (1)    SYSTEMS (1)     TOTAL
                                            ------------    -----------    -------
                                                       (in thousands)
Cost of Products ......................     $      2,398    $     1,905    $ 4,303
Cost of Services and Rentals ..........              973             --        973
Research and Development ..............               51            425        476
Selling, General and Administrative
  Attributable to Segments ............              548          1,410      1,958
                                            ------------    -----------    -------
Total .................................            3,970          3,740      7,710
  Utilized during 2003 ................           (3,380)        (3,506)    (6,886)
                                            ------------    -----------    -------
Balance as of September 30, 2003 ......     $        590    $       234    $   824
                                            ============    ===========    =======

(1) In accordance with the Company's announced plan to terminate employees company-wide, it recorded severance costs for 515 specifically identified employees. As of September 30, 2003, 489 employees had been terminated, and the remaining terminations are expected to be completed prior to the end of 2003.

    2002 Restructuring and Asset Impairment Charge

    During the third quarter of 2002, the Company recorded $15.4 million, $10.0 million net of taxes, in restructuring and asset impairment charges relating to a rationalization of its business. Components of the charge include $8.6 million of severance and related costs, $11.5 million of asset impairment charges and a $4.7 million reversal of an unutilized prior period charge.

    The Company undertook initiatives to rationalize its business in light of the lower activity levels and the continued economic uncertainty. The plan approved during 2002 included a reduction in workforce, primarily in the United States, and the closure of two facilities. During the first quarter of 2003, the Company modified its plan and reversed $3.1 million of unutilized accruals recorded by the Production Systems segment. In connection with this modification, the Company also expensed $2.0 million during the first quarter for other facility impairments within the Production Systems segment. The amounts related to the modification were recorded in Cost of Products in the accompanying Condensed Consolidated Statements of Operations.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

The charge related to the 2002 plan is summarized by segment and by classification on the accompanying Condensed Consolidated Statements of Operations in the following table and described in greater detail below:

                                              DRILLING          PRODUCTION
                                          SERVICES (1) (2)   SYSTEMS (1) (2)  CORPORATE(1)(2)(3)   Total
                                          ----------------   ---------------  ------------------  --------
                                                                  (in thousands)
Cost of Products ......................   $          2,800   $        10,751   $             --   $ 13,551
Cost of Services and Rentals ..........              1,985                --                 --      1,985
Corporate General and Administrative...                 --                --                (99)       (99)
                                          ----------------   ---------------   ----------------   --------
Total..................................              4,785            10,751                (99)    15,437
     Utilized during 2002 .............             (3,418)           (7,289)                99    (10,608)
     Reversal of 2002 restructuring
         charge .......................                 --            (3,148)                --     (3,148)
     Utilized during 2003 .............             (1,367)             (124)                --     (1,491)
                                          ----------------   ---------------   ----------------   --------
Balance as of September 30, 2003 ......   $             --   $           190   $             --   $    190
                                          ================   ===============   ================   ========

(1) In accordance with the Company's announced plan to terminate employees company-wide, it recorded $8.6 million of severance and related costs for 849 specifically identified employees.

(2) The asset impairment charges of $11.5 million primarily relate to the write-down of equipment and facilities as a result of the decline in market conditions. The remaining assets have a carrying amount of $4.8 million as of September 30, 2003 and are classified in Property, Plant and Equipment, Net on the accompanying Condensed Consolidated Balance Sheets.

(3) In 2000, the Company recorded a charge of $56.3 million in connection with the merger of its Compression Services Division with Universal, of which $4.7 million of estimated transaction costs were not incurred. The $4.7 million of estimated transaction costs were reversed and offset $4.6 million of corporate severance and asset impairment charges recorded in the third quarter of 2002.

3.  GOODWILL

    Goodwill is evaluated for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which requires that such assets be tested for impairment on at least an annual basis. The Company performs its annual goodwill impairment test as of October 1. The Company's goodwill impairment test involves a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying amount. The Company's reporting units correspond to the Company's business segments, namely Drilling Services and Production Systems. The fair value is determined using discounted cash flows and other market-related valuation models. The Company will continue to test its goodwill annually on a consistent measurement date unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

    The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

                                                     DRILLING    PRODUCTION
                                                     SERVICES     SYSTEMS         TOTAL
                                                     --------    ----------    -----------
                                                                (in thousands)
As of January 1, 2003..........................      $808,729    $  688,573    $ 1,497,302
   Goodwill acquired during period.............         9,363        11,635         20,998
   Impact of foreign currency translation......        18,615        33,598         52,213
                                                     --------    ----------    -----------
As of September 30, 2003.......................      $836,707    $  733,806    $ 1,570,513
                                                     ========    ==========    ===========

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

4.  INTANGIBLE ASSETS

    The Company amortizes identifiable intangible assets, excluding goodwill, unrecognized prior service costs related to its pension plan and indefinite-lived intangibles, on a straight-line basis over the years expected to be benefited, ranging from 3 to 20 years. The components of these other intangible assets are as follows:

                              SEPTEMBER 30, 2003                            DECEMBER 31, 2002
                    ----------------------------------------    ----------------------------------------
                       GROSS                                      GROSS
                     CARRYING     ACCUMULATED                    CARRYING     ACCUMULATED
                      AMOUNT      AMORTIZATION        NET         AMOUNT      AMORTIZATION       NET
                    ----------    ------------    ----------    ----------    ------------    ----------
                                                       (in thousands)
Patents........     $   91,669    $    (18,025)   $   73,644    $   74,250    $    (12,342)   $   61,908
Licenses.......        195,169         (21,410)      173,759       184,042         (13,181)      170,861
Covenants not
   to compete..         20,665         (12,757)        7,908        19,077          (9,432)        9,645
Other..........         13,017          (2,692)       10,325        11,078          (1,759)        9,319
                    ----------    ------------    ----------    ----------    ------------    ----------
                    $  320,520    $    (54,884)   $  265,636    $  288,447    $    (36,714)   $  251,733
                    ==========    ============    ==========    ==========    ============    ==========

    Amortization expense was $5.5 million and $15.2 million for the three and nine months ended September 30, 2003, respectively, and $4.8 million and $11.1 million for the three and nine months ended September 30, 2002, respectively. Estimated amortization expense for the carrying amount of intangible assets as of September 30, 2003 is expected to be $5.7 million for the remainder of 2003, $21.9 million for 2004, $20.9 million for 2005, $19.6 million for 2006 and $17.5 million for 2007.

    The Company recorded an intangible asset of $20.5 million for unrecognized prior service costs related to its supplemental executive retirement plan as of September 30, 2003 (See Note 13). These unrecognized costs are classified in Other Intangible Assets, Net on the accompanying Condensed Consolidated Balance Sheets.

    The Company has trademarks associated with its 2001 acquisition of the Johnson Screens division from Vivendi Environnement, which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks are classified in Other Intangible Assets, Net on the accompanying Condensed Consolidated Balance Sheets and had a carrying value of $8.0 million as of September 30, 2003 and December 31, 2002.

5.  INVENTORIES

    Inventories by category are as follows:

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      2003              2002
                                                  -------------     ------------
                                                          (in thousands)
Raw materials, components and supplies........    $     171,619     $    156,294
Work in process...............................           68,212           50,874
Finished goods................................          387,513          340,576
                                                  -------------     ------------
                                                  $     627,344     $    547,744
                                                  =============     ============

    Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

6.  ASSET SECURITIZATION

    The Company has in place an agreement with a financial institution to sell, on a continuous basis, an undivided interest in a specific pool of domestic accounts receivable through December 2003. The Company is permitted to sell up to $75.0 million of receivables under this agreement. If the Company's credit rating falls below BBB- from Standard and Poor's or Baa3 from Moody's, the financial institution has no further obligation to purchase the accounts receivable. The Company currently pays a program fee on participating interests at a variable rate based on the financial institution's commercial paper rate plus other fees. Program fees totaled $0.3 million and $0.9 million for the three and nine months ended September 30, 2003, respectively, and $0.5 million and $1.8 million for the three and nine months ended September 30, 2002, respectively, and are included in Other Expense on the accompanying Condensed Consolidated Statements of Operations. For receivables securitized as of September 30, 2003 and December 31, 2002, the Company received $73.9 million and $68.9

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

million, respectively, for purchased interests and had retained interests in receivables sold of $71.8 million and $59.9 million, respectively.

7.  SHORT-TERM DEBT

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        2003            2002
                                                                    ------------    ------------
                                                                           (in thousands)
2003 Revolving credit facility.................................     $    435,000    $         --
2001 Multi-currency revolving credit facility..................               --         124,880
1998 Revolving credit facility.................................               --         150,000
Short-term bank loans..........................................           29,667          75,304
                                                                    ------------    ------------
Total short-term borrowings....................................          464,667         350,184
Current portion of long-term debt..............................            9,724          14,088
                                                                    ------------    ------------
Short-Term Borrowings and Current Portion of Long-Term Debt....     $    474,391    $    364,272
                                                                    ============    ============

    In May 2003, the Company entered into a three-year unsecured revolving credit facility agreement that provides for borrowings of up to an aggregate of $500.0 million. Amounts outstanding accrue interest at a variable rate based on either the U.S. prime rate or LIBOR and the credit rating assigned to the Company's long-term senior debt. The facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. The Company was in compliance with these covenants as of September 30, 2003. As of September 30, 2003, the Company had $33.3 million available under this agreement due to $31.7 million being used to secure outstanding letters of credit.

    In April 2001, the Company entered into a $250.0 million three-year multi-currency revolving credit facility with commitment capacity up to $400.0 million. In May 1998, the Company entered into a five-year unsecured credit agreement, which provided for borrowings up to an aggregate of $250.0 million, consisting of $200.0 million in the U.S. and $50.0 million in Canada. These credit facilities were terminated in May 2003 and borrowings under these facilities were repaid with proceeds from the Company's new revolving credit facility.

    The Company also engages in unsecured short-term borrowings with various institutions pursuant to uncommitted facilities. As of September 30, 2003, the Company had $29.7 million in unsecured short-term borrowings outstanding under these arrangements with interest rates ranging from 1.80% to 5.23%.

8.  INTEREST RATE DERIVATIVES

    During the third quarter of 2003, the Company entered into interest rate swap agreements to reduce the Company's exposure to changes in the fair value of $150.0 million of its $200.0 million 7 1/4% Senior Notes and to take advantage of interest rates available in the current economic environment. Under these agreements, on May 15 and November 15 of each year until maturity, the Company will receive interest from the counterparties at the fixed rate of 7 1/4% and will pay to the counterparties a floating rate based on 6-month LIBOR. The hedges are considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rate over its term. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), the shortcut method applies and there is no need to periodically reassess the effectiveness of the hedge during the term of the swaps. The swap agreements are recorded at fair market value and classified in Other Assets with the offset to Long-Term Debt on the accompanying Condensed Consolidated Balance Sheets. The aggregate fair market value of the swaps was an asset of $2.6 million as of September 30, 2003.

    During September 2003, the Company entered into cash flow hedges to secure the underlying interest rate in anticipation of its $250.0 million senior note issuance (See Note 17). As of September 30, 2003, the value of these agreements was a liability of $3.7 million. The related deferred loss is reported in Accumulated Other Comprehensive Loss on the accompanying Condensed Consolidated Balance Sheets and in Deferred Loss on Derivative Instruments on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

9.  EQUITY OFFERING

    On July 3, 2003, the Company completed a public offering of ten million common shares, $1.00 par value ("Common Shares"), in exchange for $400.0 million in cash proceeds. The Common Shares were sold through Lehman Brothers, an investment banking firm in which two directors of the Company are managing directors. The arrangements associated with this transaction were on customary terms in the industry.

    On August 3, 2003, the Company redeemed all of its outstanding 5% Convertible Subordinated Preferred Equivalent Debentures due 2027 (the "Convertible Preferred Debentures") for $412.6 million, or 102.5% of the principal amount. The Convertible Preferred Debentures plus accrued interest were repaid with the proceeds of the sale of Common Shares and cash on hand. In connection with the redemption, the Company expensed $10.1 million related to the call premium and $10.8 million relating to the remaining unamortized debt issuance costs. These expenses have been classified in Debt Redemption Expense on the accompanying Condensed Consolidated Statement of Operations.

10. EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share for all periods presented equals net income
(loss) divided by the weighted average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of Common Shares outstanding during the period adjusted for the dilutive effect of the Company's warrants, stock option and restricted stock plans. The effect of warrants, stock options, and restricted stock plans is not included in the computations for periods in which a loss occurs, because to do so would be anti-dilutive. The assumed conversion of 9.1 million Common Shares related to the Zero Coupon Convertible Senior Debentures due 2020 (the "Zero Coupon Debentures") and 7.5 million Common Shares related to the Convertible Preferred Debentures are excluded from diluted earnings per share for all periods presented because they are anti-dilutive.

    The following reconciles basic and diluted weighted average shares outstanding:

                                                               THREE MONTHS           NINE MONTHS
                                                            ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                            -------------------   -------------------
                                                              2003      2002       2003       2002
                                                            -------    -------    -------    -------
                                                                         (in thousands)
Basic weighted average shares outstanding..............     131,596    120,193    124,751    119,796
Dilutive effect of warrants and stock option and
    restricted stock plans.............................       4,946         --      5,523         --
                                                            -------    -------    -------    -------
Diluted weighted average shares outstanding............     136,542    120,193    130,274    119,796
                                                            =======    =======    =======    =======

11. SUPPLEMENTAL CASH FLOW INFORMATION

    The following summarizes investing activities relating to acquisitions integrated into the Company's operations for the periods shown:

                                                                                      NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                                -----------------------
                                                                                  2003          2002
                                                                                --------     ----------
                                                                                     (in thousands)
Fair value of assets, net of cash acquired...........................           $ 38,959     $   50,940
Goodwill.............................................................             20,998         57,949
Total liabilities....................................................            (11,075)       (25,660)
                                                                                --------     ----------
Cash consideration, net of cash acquired.............................           $ 48,882     $   83,229
                                                                                ========     ==========

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

    The following illustrates the pro forma effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                              THREE MONTHS                  NINE MONTHS
                                                           ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                        --------------------------    --------------------------
                                                           2003           2002            2003          2002
                                                        -----------    -----------    -----------    -----------
                                                               (in thousands, except per share amounts)
Net Income (Loss)
    As reported ...................................     $    34,042    $  (121,642)   $    96,471    $   (37,571)
    Pro forma compensation expense, determined
        under the fair value method for all awards,
        net of income tax benefit .................          (5,977)       (10,737)       (25,756)       (33,029)
                                                        -----------    -----------    -----------    -----------
    Pro forma .....................................     $    28,065    $  (132,379)   $    70,715    $   (70,600)
                                                        ===========    ===========    ===========    ===========
Basic earnings (loss) per share:
    As reported ...................................     $      0.26    $     (1.01)   $      0.77    $     (0.31)
    Pro forma .....................................            0.21          (1.10)          0.57          (0.59)
Diluted earnings (loss) per share:
    As reported ...................................            0.25          (1.01)          0.74          (0.31)
    Pro forma .....................................            0.21          (1.10)          0.54          (0.59)

    For purposes of pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of the options is amortized to pro forma expense over the option's vesting period.

13. RETIREMENT PLAN

    Effective August 2003, the Company adopted a supplemental executive retirement plan for certain executives of the Company. The plan is an unfunded defined benefit plan. In accordance with SFAS No. 87, Employers' Accounting for Pensions, the Company recorded $20.5 million for an additional minimum pension liability in Other Liabilities and an intangible asset related to unrecognized prior service costs in Other Intangible Assets, Net as of September 30, 2003. The expense related to this plan totaled $0.5 million for the three and nine months ending September 30, 2003.

14. SEGMENT INFORMATION

    Business Segments

    The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in virtually every oil and gas exploration and production region in the world. The Company divides its business into two separate segments as defined by the chief operating decision maker: Drilling Services and Production Systems.

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

         Financial information by industry segment for each of the three and nine months ended September 30, 2003 and 2002 is summarized below. The accounting policies of the segments are the same as those of the Company.

                                            THREE MONTHS             NINE MONTHS
                                         ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                       ----------------------  ------------------------
                                          2003        2002        2003         2002
                                       ----------  ----------  -----------  -----------
                                                       (in thousands)
Revenues from unaffiliated customers:
   Drilling Services ................  $ 383,359   $  347,536  $ 1,091,079  $ 1,025,839
   Production Systems ...............    277,121      237,394      776,442      721,206
                                       ---------   ----------  -----------  -----------
                                       $ 660,480   $  584,930  $ 1,867,521  $ 1,747,045
                                       =========   ==========  ===========  ===========

Depreciation and amortization:
   Drilling Services ................  $  43,815   $   42,947  $   130,722  $   124,105
   Production Systems ...............     14,249       11,259       39,807       32,173
   Corporate ........................        487          772        2,134        2,040
                                       ---------   ----------  -----------  -----------
                                       $  58,551   $   54,978  $   172,663  $   158,318
                                       =========   ==========  ===========  ===========

Operating income (loss):
   Drilling Services ................  $  65,956   $   52,729  $   171,035  $   178,723
   Production Systems ...............     17,381        6,866       51,531       62,117
   Corporate (a) ....................     (4,432)    (221,383)     (19,062)    (232,274)
                                       ---------   ----------  -----------  -----------
                                       $  78,905   $ (161,788) $   203,504  $     8,566
                                       =========   ==========  ===========  ===========

(a) Includes equity in earnings (losses) of unconsolidated affiliates. During 2002, the Company recorded an impairment charge of $217.1 million, $146.2 million net of taxes, for its investment in Universal Compression Holdings, Inc.

         As of September 30, 2003, total assets were $2,523.1 million for Drilling Services, $1,841.4 million for Production Systems, and $566.0 million for Corporate. Total assets as of December 31, 2002, were $2,437.5 million for Drilling Services, $1,608.0 million for Production Systems and $449.5 million for Corporate.

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

         Effective June 26, 2002, Weatherford International Ltd. ("Parent") became the parent holding company of Weatherford International, Inc. ("Issuer") following a corporate reorganization. In conjunction with the merger, Parent fully and unconditionally guaranteed the following obligations of Issuer: (1) the three-year multi-currency revolving credit facility, (2) the five-year unsecured credit agreement, (3) the $200.0 million 7 1/4% Senior Notes due 2006 (the "7 1/4% Senior Notes"), (4) the $350.0 million 6 5/8% Senior Notes due 2011, (the "6 5/8% Senior Notes"), (5) the Zero Coupon Debentures and (6) the Convertible Preferred Debentures, which were redeemed in August 2003.

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

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                                                   OTHER
                                                      PARENT        ISSUER      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATION
                                                    -----------   -----------   ------------   ------------   -------------
               ASSETS
Current Assets:
  Cash and Cash Equivalents .....................   $        23   $    67,627   $     1,204    $        --    $     68,854
  Intercompany Receivables ......................       290,723       103,988            12       (394,723)             --
  Other Current Assets ..........................         6,277     1,354,303        11,743        (11,743)      1,360,580
                                                    -----------   -----------   -----------    -----------    ------------
                                                        297,023     1,525,918        12,959       (406,466)      1,429,434
                                                    -----------   -----------   -----------    -----------    ------------

Equity Investments in Unconsolidated
  Affiliates ....................................       282,612        14,671            --             --         297,283
Intercompany Investments in Affiliates ..........       700,359            --     2,801,933     (3,502,292)             --
Shares Held in Parent ...........................            --       254,891            --       (254,891)             --
Intercompany Notes Receivable ...................     2,045,019       204,240            --     (2,249,259)             --
Other Assets ....................................         1,027     3,202,438        45,570        (45,270)      3,203,765
                                                    -----------   -----------   -----------    -----------    ------------
                                                    $ 3,326,040   $ 5,202,158   $ 2,860,462    $(6,458,178)   $  4,930,482
                                                    ===========   ===========   ===========    ===========    ============

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-Term Borrowings and Current Portion
    of Long-Term Debt ...........................   $   435,000   $    39,391   $        --    $        --    $    474,391
  Accounts Payable and Other Current
    Liabilities .................................         4,806       623,574           829        (57,013)        572,196
  Intercompany Payables .........................         6,731       290,723        97,269       (394,723)             --
                                                    -----------   -----------   -----------    -----------    ------------
                                                        446,537       953,688        98,098       (451,736)      1,046,587
                                                    -----------   -----------   -----------    -----------    ------------

Long-Term Debt ..................................            --     1,119,614            --             --       1,119,614
Intercompany Notes Payable ......................       204,240       645,019     1,400,000     (2,249,259)             --
Other Long-Term Liabilities .....................            --       158,019            --             --         158,019
Shareholders' Equity ............................     2,675,263     2,325,818     1,362,364     (3,757,183)      2,606,262
                                                    -----------   -----------   -----------    -----------    ------------
                                                    $ 3,326,040   $ 5,202,158   $ 2,860,462    $(6,458,178)   $  4,930,482
                                                    ===========   ===========   ===========    ===========    ============

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                                OTHER
                                                    PARENT       ISSUER      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATION
                                                 -----------   -----------   ------------   ------------   -------------
               ASSETS
Current Assets:
  Cash and Cash Equivalents ..................   $        --   $    48,825   $        12    $        --    $    48,837
  Intercompany Receivables ...................        92,613        12,886            --       (105,499)            --
  Other Current Assets .......................            --     1,210,402        22,904        (22,904)     1,210,402
                                                 -----------   -----------   -----------    -----------    -----------
                                                      92,613     1,272,113        22,916       (128,403)     1,259,239
                                                 -----------   -----------   -----------    -----------    -----------

Equity Investments in Unconsolidated
  Affiliates .................................       275,983         9,918            --             --        285,901
Intercompany Investments in Affiliates .......       700,346            12     2,800,668     (3,501,026)            --
Shares Held in Parent ........................            --       258,125            --       (258,125)            --
Intercompany Notes Receivable ................     1,400,000       299,063            --     (1,699,063)            --
Other Assets .................................            --     2,949,849            --             --      2,949,849
                                                 -----------   -----------   -----------    -----------    -----------
                                                 $ 2,468,942   $ 4,789,080   $ 2,823,584    $(5,586,617)   $ 4,494,989
                                                 ===========   ===========   ===========    ===========    ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-Term Borrowings and Current Portion
    of Long-Term Debt ........................   $        --   $   364,272   $        --    $        --    $   364,272
  Accounts Payable and Other Current
    Liabilities ..............................         3,752       532,357            --        (22,904)       513,205
  Intercompany Payables ......................            --        40,060        65,439       (105,499)            --
                                                 -----------   -----------   -----------    -----------    -----------
                                                       3,752       936,689        65,439       (128,403)       877,477
                                                 -----------   -----------   -----------    -----------    -----------

Long-Term Debt ...............................            --     1,513,907            --             --      1,513,907
Intercompany Notes Payable ...................       299,063            --     1,400,000     (1,699,063)            --
Other Long-Term Liabilities ..................            --       129,109            --             --        129,109
Shareholders' Equity .........................     2,166,127     2,209,375     1,358,145     (3,759,151)     1,974,496
                                                 -----------   -----------   -----------    -----------    -----------
                                                 $ 2,468,942   $ 4,789,080   $ 2,823,584    $(5,586,617)   $ 4,494,989
                                                 ===========   ===========   ===========    ===========    ===========

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                                                      OTHER
                                                           PARENT       ISSUER     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATION
                                                         ----------   ----------   ------------   ------------   -------------
Revenues ............................................    $      --    $ 660,480     $      --       $      --      $ 660,480
Costs and Expenses ..................................           --     (587,178)          (36)             --       (587,214)
Equity in Earnings of Unconsolidated Affiliates .....        4,625        1,014            --              --          5,639
                                                         ---------    ---------     ---------       ---------      ---------
Operating Income (Loss) .............................        4,625       74,316           (36)             --         78,905
                                                         ---------    ---------     ---------       ---------      ---------

Other Income (Expense):
  Interest Expense, Net .............................       (1,772)     (15,433)           --              --        (17,205)
  Intercompany Income (Expense), Net ................       31,687          219        33,392         (65,298)            --
  Debt Redemption Expense ...........................           --      (20,911)           --              --        (20,911)
  Other, Net ........................................          947        2,320            18              --          3,285
                                                         ---------    ---------     ---------       ---------      ---------
Income (Loss) Before Income Taxes ...................       35,487       40,511        33,374         (65,298)        44,074
(Provision) Benefit for Income Taxes ................       (2,208)     (18,990)       11,166              --        (10,032)
                                                         ---------    ---------     ---------       ---------      ---------
Net Income (Loss) ...................................    $  33,279    $  21,521     $  44,540       $ (65,298)     $  34,042
                                                         =========    =========     =========       =========      =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                                                                   OTHER
                                                        PARENT      ISSUER      SUBSIDIARIES  ELIMINATIONS   CONSOLIDATION
                                                      ----------   ----------   ------------  ------------   -----------
Revenues ..........................................   $      --    $ 584,930     $      --     $      --       $ 584,930
Costs and Expenses ................................          --     (535,107)           --            --        (535,107)
Equity in Earnings (Losses) of Unconsolidated
  Affiliates, Net of Impairment Charge ............     (27,078)       1,927            --      (186,460)       (211,611)
                                                      ---------    ---------     ---------     ---------       ---------
Operating Income (Loss) ...........................     (27,078)      51,750            --      (186,460)       (161,788)
                                                      ---------    ---------     ---------     ---------       ---------

Other Income (Expense):
  Interest Expense, Net ...........................          --      (20,404)           --            --         (20,404)
  Intercompany Income (Expense), Net ..............      20,944       11,081       (32,025)           --              --
  Other, Net ......................................          --         (917)           --            --            (917)
                                                      ---------    ---------     ---------     ---------       ---------
Income (Loss) Before Income Taxes .................      (6,134)      41,510       (32,025)     (186,460)       (183,109)
(Provision) Benefit for Income Taxes ..............      (1,376)      51,719        11,124            --          61,467
                                                      ---------    ---------     ---------     ---------       ---------
Net Income (Loss) .................................   $  (7,510)   $  93,229     $ (20,901)    $(186,460)      $(121,642)
                                                      =========    =========     =========     =========       =========

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                                                          OTHER
                                                            PARENT        ISSUER       SUBSIDIARIES   ELIMINATIONS   CONSOLIDATION
                                                         -----------    ------------   ------------   ------------   -------------
Revenues .............................................   $        --    $ 1,867,521    $        --    $        --     $ 1,867,521
Costs and Expenses ...................................            --     (1,674,423)           (97)            --      (1,674,520)
Equity in Earnings of Unconsolidated Affiliates ......         6,629          3,874             --             --          10,503
                                                         -----------    -----------    -----------    -----------     -----------
Operating Income .....................................         6,629        196,972            (97)            --         203,504
                                                         -----------    -----------    -----------    -----------     -----------

Other Income (Expense):
  Interest Expense, Net ..............................        (2,850)       (56,095)            --             --         (58,945)
  Intercompany Income (Expense), Net .................        85,499         10,307        (30,508)       (65,298)             --
  Debt Redemption Expense ............................            --        (20,911)            --             --         (20,911)
  Other, Net .........................................           927          5,371             18             --           6,316
                                                         -----------    -----------    -----------    -----------     -----------
Income (Loss) Before Income Taxes ....................        90,205        135,644        (30,587)       (65,298)        129,964
(Provision) Benefit for Income Taxes .................        (6,122)       (60,902)        33,531             --         (33,493)
                                                         -----------    -----------    -----------    -----------     -----------
Net Income (Loss) ....................................   $    84,083    $    74,742    $     2,944    $   (65,298)    $    96,471
                                                         ===========    ===========    ===========    ===========     ===========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                                                                          OTHER
                                                            PARENT         ISSUER      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATION
                                                         ------------   ------------   -------------   ------------   -------------
Revenues .............................................   $        --    $ 1,747,045     $        --     $       --     $ 1,747,045
Costs and Expenses ...................................            --     (1,540,063)             --             --      (1,540,063)
Equity in Earnings (Losses) of Unconsolidated
  Affiliates, Net of Impairment Charge ...............       (26,873)        14,917              --       (186,460)       (198,416)
Loss on Sale to Parent ...............................            --       (186,460)             --        186,460              --
                                                         -----------    -----------     -----------     ----------     -----------
Operating Income (Loss) ..............................       (26,873)        35,439              --             --           8,566
                                                         -----------    -----------     -----------     ----------     -----------

Other Income (Expense):
  Interest Expense, Net ..............................            --        (61,401)             --             --         (61,401)
  Intercompany Income (Expense), Net .................        22,131         11,305         (33,436)            --              --
  Other, Net .........................................            --         (2,891)             --             --          (2,891)
                                                         -----------    -----------     -----------     ----------     -----------
Loss Before Income Taxes .............................        (4,742)       (17,548)        (33,436)            --         (55,726)
(Provision) Benefit for Income Taxes .................        (1,892)         8,401          11,646             --          18,155
                                                         -----------    -----------     -----------     ----------     -----------
Net Income (Loss) ....................................   $    (6,634)   $    (9,147)    $   (21,790)    $       --     $   (37,571)
                                                         ===========    ===========     ===========     ==========     ===========

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                                                         OTHER
                                                         PARENT          ISSUER       SUBSIDIARIES    ELIMINATIONS   CONSOLIDATION
                                                      ------------    ------------    ------------    ------------   -------------
Cash Flows from Operating Activities:
   Net Income (Loss)..............................    $     84,083    $     74,742    $      2,944    $    (65,298)   $     96,471
Adjustments to Reconcile Net Income (Loss) to
   Net Cash Provided by Operating Activities:
   Equity in Earnings of Unconsolidated
     Affiliates...................................          (6,629)         (3,874)             --              --         (10,503)
   Charges from Parent or Subsidiary..............         (85,499)        (10,307)         30,508          65,298              --
   Deferred Income Tax Provision (Benefit)........            (161)          6,697         (33,532)             --         (26,996)
   Other..........................................           3,683         120,929              32              --         124,644
                                                      ------------    ------------    ------------    ------------    ------------
   Net Cash Provided (Used) by Operating
     Activities...................................          (4,523)        188,187             (48)             --         183,616
                                                      ------------    ------------    ------------    ------------    ------------

Cash Flows from Investing Activities:
   Acquisition of Businesses, Net of Cash
     Acquired.....................................              --         (48,882)             --              --         (48,882)
   Capital Expenditures for Property, Plant and
     Equipment....................................              --        (226,561)             --              --        (226,561)
   Proceeds from Sales of Assets..................              --           7,761              --              --           7,761
   Other..........................................              --          (4,019)             --              --          (4,019)
                                                      ------------    ------------    ------------    ------------    ------------
   Net Cash Used by Investing Activities..........              --        (271,701)             --              --        (271,701)
                                                      ------------    ------------    ------------    ------------    ------------

Cash Flows from Financing Activities:
   Borrowings (Repayments) on Short-Term
     Debt, Net....................................         435,000        (320,624)             --              --         114,376
   Redemption of Debentures.......................              --        (412,563)             --              --        (412,563)
   Repayments of Long-Term Debt, Net..............              --          (9,870)             --              --          (9,870)
   Process from Issuance of Shares................         400,000              --              --              --         400,000
   Proceeds from Asset Securitization.............              --           4,955              --              --           4,955
   Borrowings (Repayments) Between
     Subsidiaries.................................        (830,454)        829,214           1,240              --              --
   Proceeds from Exercise of Stock Options........              --          13,465              --              --          13,465
   Purchases of Treasury Shares, Net..............              --          (2,109)             --              --          (2,109)
   Other..........................................              --            (152)             --              --            (152)
                                                      ------------    ------------    ------------    ------------    ------------
   Net Cash Provided by Financing Activities......           4,546         102,316           1,240              --         108,102
                                                      ------------    ------------    ------------    ------------    ------------

Net Increase in Cash and Cash
   Equivalents....................................              23          18,802           1,192              --          20,017
Cash and Cash Equivalents at Beginning of
   Period.........................................              --          48,825              12              --          48,837
                                                      ------------    ------------    ------------    ------------    ------------
Cash and Cash Equivalents at End of Period........    $         23    $     67,627    $      1,204    $         --    $     68,854
                                                      ============    ============    ============    ============    ============

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                                                                         OTHER
                                                         PARENT          ISSUER       SUBSIDIARIES    ELIMINATIONS   CONSOLIDATION
                                                      ------------    ------------    ------------    ------------   -------------
Cash Flows from Operating Activities:
   Net Loss ......................................    $     (6,634)   $     (9,147)   $    (21,790)   $         --    $    (37,571)
Adjustments to Reconcile Net Loss to
   Net Cash Provided by Operating Activities:
   Equity in (Earnings) Losses of Unconsolidated
     Affiliates, Net of Impairment Charges .......          26,873         (14,917)             --         186,460         198,416
   Non-Cash Portion of Restructuring and Asset
     Impairment Charges ..........................              --          15,050              --              --          15,050
   Loss on Sale to Parent ........................              --         186,460              --        (186,460)             --
   Deferred Income Tax Benefit ...................              --         (74,627)             --              --         (74,627)
   Charges from Parent or Subsidiary .............         (22,131)        (11,305)         33,436              --              --
   Other .........................................           1,892          89,521         (11,646)             --          79,767
                                                      ------------    ------------    ------------    ------------    ------------
   Net Cash Provided by Operating Activities .....              --         181,035              --              --         181,035
                                                      ------------    ------------    ------------    ------------    ------------

Cash Flows from Investing Activities:
   Acquisition of Businesses, Net of Cash
     Acquired ....................................              --         (83,229)             --              --         (83,229)
   Capital Expenditures for Property, Plant and
     Equipment ...................................              --        (196,031)             --              --        (196,031)
   Acquisition of License ........................              --         (65,000)             --              --         (65,000)
   Proceeds from Sales of Assets .................              --          12,598              --              --          12,598
   Capital Contribution to Subsidiary ............             (12)            (12)             --              24              --
                                                      ------------    ------------    ------------    ------------    ------------
   Net Cash Provided (Used) by Investing
     Activities ..................................             (12)       (331,674)             --              24        (331,662)
                                                      ------------    ------------    ------------    ------------    ------------

Cash Flows from Financing Activities:
   Borrowings on Short-Term Debt, Net ............              --         159,169              --              --         159,169
   Repayments of Long-Term Debt, Net .............              --          (7,884)             --              --          (7,884)
   Repayment on Asset Securitization .............              --         (55,055)             --              --         (55,055)
   Proceeds from Exercise of Stock Options .......           1,607          23,946              --              --          25,553
   Funds Received on Behalf of Parent ............          (1,607)          1,607              --              --              --
   Purchases of Treasury Shares, Net .............              --          (1,994)             --              --          (1,994)
   Proceeds from Capital Contribution ............              12              --              12             (24)             --
   Other .........................................              --            (909)             --              --            (909)
                                                      ------------    ------------    ------------    ------------    ------------
   Net Cash Provided (Used) by Financing
     Activities ..................................              12         118,880              12             (24)        118,880
                                                      ------------    ------------    ------------    ------------    ------------

Net Increase (Decrease) in Cash and Cash
   Equivalents ...................................              --         (31,759)             12              --         (31,747)
Cash and Cash Equivalents at Beginning of
   Period ........................................              --          88,832              --              --          88,832
                                                      ------------    ------------    ------------    ------------    ------------
Cash and Cash Equivalents at End of Period .......    $         --    $     57,073    $         12    $         --    $     57,085
                                                      ============    ============    ============    ============    ============

                 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

16. NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF No. 00-21"). EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material effect on the Company's consolidated financial statements.

     In January 2003, FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46") was issued. FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity. A variable interest entity is generally defined as an entity whose equity is insufficient to absorb the expected losses or whose owners lack the risk and rewards of ownership. FIN No. 46 is currently effective for all variable interest entities created or modified after January 31, 2003 and is effective for all other variable interest entities beginning December 31, 2003. The Interpretation requires certain disclosures for all variable interest entities. The Company is currently evaluating the impact this interpretation will have on its consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

17. SUBSEQUENT EVENTS

     On October 7, 2003, the Company completed a public offering of $250.0 million of 4.95% Senior Notes due 2013 ("4.95% Senior Notes"). The notes are fully and unconditionally guaranteed by Weatherford International, Inc. The interest on the notes is payable semi-annually on April 15 and October 15, beginning April 15, 2004. Net proceeds from the offering were $247.9 million and were used to repay short-term borrowings.

     In connection with the issuance of the 4.95% Senior Notes, the Company settled its cash flow hedges for $3.3 million. The hedging agreements resulted in a deferred loss which is scheduled to be amortized into interest expense over the life of the debt.

     In October 2003, a subsidiary of the Company converted one of its uncommitted short-term credit facilities to a committed credit facility maturing in April 2004. The credit facility has a borrowing capacity of approximately $36.8 million, bears interest at LIBOR plus 0.7% and is guaranteed by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following is a discussion of our markets, financial condition and results of operations for the three and nine months ended September 30, 2003 and 2002 to assist readers in understanding our financial performance during those periods and significant trends which may impact future performance. This discussion should be read in conjunction with our financial statements included with this report and our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002 included in our Annual Report on Form 10-K, as amended on Form 10-K/A.

     This discussion of our results and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section below entitled "Forward-Looking Statements."

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

     The following chart sets forth certain statistics that reflect historical market conditions:

                                                          HENRY HUB   NORTH AMERICAN   INTERNATIONAL
                                            WTI OIL(1)      GAS(2)     RIG COUNT(3)    RIG COUNT(3)
                                            ----------    ----------  --------------   -------------
September 30, 2003 .....................    $    29.20    $    4.830       1,441            792
December 31, 2002 ......................         31.20         4.789       1,204            753
September 30, 2002 .....................         30.45         4.138       1,110            727

(1) Price per barrel as of September 30 and December 31 - Source: Applied Reasoning, Inc.

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

     In the U.S., the level of rig activity began to decline in the third quarter of 2001 and continued to decline through April of 2002. From the second quarter of 2002 through the remainder of the year, the U.S. rig activity sustained an approximate count of 850 rigs. Throughout the first half of 2003, the U.S. rig count steadily improved. Since July 2003, the U.S. rig count has averaged 1,091 rigs. Canadian rig count has experienced similar trends with the exception of the usual seasonal decline related to `spring breakup,' which took place during the second quarter. Prior to breakup, the rig count in Canada peaked at 558 rigs, the highest it has been since the first quarter of 2001. Post breakup, activity has increased, and rig count remains strong with an average monthly rig count for October 2003 of 399 rigs. During 2002 and through the first quarter of 2003, natural gas prices improved, peaking at $9.58 per mcf in February 2003. Recently, natural gas prices have averaged approximately $4.67 per mcf. We expect activity in the United States to remain at the current level for the remainder of 2003 and increase slightly in 2004. Furthermore, we believe the Canadian market will strengthen throughout the remainder of 2003 and the first quarter of 2004.

     International rig activity continues to strengthen. We anticipate continued improvements in the eastern hemisphere, excluding the North Sea, and Latin American markets during the remainder of 2003 and 2004. More specifically, we expect these improvements to be concentrated in the Middle East, Russia and selected areas of Latin America. North Sea activity is expected to experience a seasonal decline during the fourth quarter and then improve in 2004.

     In general, we expect the markets and our business strategies to affect our results as follows:

     NORTH AMERICA. Although there were steady improvements in the U.S. land markets during the first half of 2003, activity levels have remained relatively flat in recent months. During the first half of 2003, the activity in the Gulf of Mexico did not improve as significantly as the U.S. land activity and is expected to remain at current levels. Any improvements would first impact our drilling services and then our production and completion products and services. We anticipate volume to be modest and we expect pricing to remain constant in the near future. Canada had a very strong performance in the third quarter of 2003 and activity is expected to remain strong for the rest of the year.

     The volatility in North America significantly impacts our Production Systems Division. Artificial lift products, which are approximately 70% of this division's revenues, depend heavily upon the oil rig count. Revenues for this division in the third quarter were approximately 57% North American, with 29% in the U.S. and 28% in Canada. Improvements in North America will also impact our Drilling Services Division, which derives approximately 44% of its revenues from this region.

     INTERNATIONAL. Overall, we expect international activity to continue to improve modestly over the remainder of 2003 and in 2004. The largest expected increases in 2004 over 2003 are in the Europe/CIS and Middle East/North Africa regions. We believe the activity in the UK should begin to see improvements in 2004. An emerging trend is the sale of mature fields by major oil companies to smaller independent oil companies. Such a trend bodes well for ongoing development activity and revitalization of the North Sea market. Further UK North Sea activity improvements should be realized in 2004 if proposed tax changes are enacted and if such changes are satisfactory to North Sea operators. Additionally, due to the completion of a major consolidation of a number of our business segments in the UK North Sea, we believe we are positioned to take on incremental volume at higher margins when the UK cycle reverses itself.

     We expect our technology products to fuel much of the prospective performance in our international markets as we expect continued growth from these products in the current year and beyond. During 2003, we achieved milestones in both our expandable and fiber optic technology products, including the installation of our 200th Expandable Sand Screen (ESS). This success is evidence of increasing customer acceptance of the new technology.

     During 2003, we commercialized our first expandable solids for well remediation and completed our first international application. We successfully installed the world's first three-phase fiber optic downhole flow meter and have installed over fifty optical sensing systems around the world. We are seeing the emergence of repeat business for our underbalanced systems product offering. For 2003, the growth in underbalanced services is likely to occur in the Middle East, Russia, and the U.S., particularly in tight gas reservoirs, as well as China.

     Our results depend upon a number of factors, many of which are beyond our control. For a discussion of these factors, see "Exposures" and "Forward-Looking Statements" in this Quarterly Report on Form 10-Q as well as "Item 1. Business - Risk Factors" in our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2002.

     Overall, we expect fourth quarter results to approximate third quarter results. The level of market improvements for our businesses for 2004 will be heavily dependent on the strength of the North American markets, our gains in market share outside North America and the acceptance of our new technologies. The strength of the North American markets is difficult to predict in light of continued economic uncertainty. In addition, the continued strength of the industry is uncertain and will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC (Organization of Petroleum Exporting Countries) and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

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

     In connection with the realignment of our segments, we recorded approximately $7.7 million, $5.6 million net of taxes, in severance and severance related costs during the second quarter of 2003. We expect the annual savings from these terminations will be approximately $20 million beginning in the fourth quarter of 2003.

     Severance and severance related costs are summarized by segment and by classification on the Condensed Consolidated Statements of Operations in the following table and described in greater detail below:

                                              DRILLING      PRODUCTION
                                            SERVICES (1)    SYSTEMS (1)         TOTAL
                                            ------------    -----------     ------------
                                                          (in thousands)
Cost of Products .......................    $      2,398    $     1,905     $      4,303
Cost of Services and Rentals ...........             973             --              973
Research and Development ...............              51            425              476
Selling, General and Administrative
   Attributable to Segments ............             548          1,410            1,958
                                            ------------    -----------     ------------
Total ..................................           3,970          3,740            7,710
   Utilized during 2003 ................          (3,380)        (3,506)          (6,886)
                                            ------------    -----------     ------------
Balance as of September 30, 2003 .......    $        590    $       234     $        824
                                            ============    ===========     ============

(1) In accordance with our announced plan to terminate employees company-wide, we recorded severance costs for 515 specifically identified employees. As of September 30, 2003, 489 employees had been terminated, and the remaining terminations are expected to be completed prior to the end of 2003.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

     The following charts contain selected financial data comparing our results for the three months ended September 30, 2003 and September 30, 2002:

     COMPARATIVE FINANCIAL DATA

                                                                                            THREE MONTHS
                                                                                         ENDED SEPTEMBER 30,
                                                                              ----------------------------------------
                                                                                   2003                     2002
                                                                              --------------         -----------------
                                                                               (in thousands, except percentages and
                                                                                           per share data)
Revenues.............................................................         $      660,480         $    584,930
Gross Profit %.......................................................                   29.2%                27.0% (b)
Research and Development.............................................         $       19,993         $     19,624
Selling, General and Administrative Attributable to Segments.........                 89,793               78,894
Corporate General and Administrative.................................                 10,071                9,772  (b)
Operating Income (Loss)..............................................                 78,905             (161,788) (b)
Net Income (Loss)....................................................                 34,042 (a)         (121,642) (b)
Net Income (Loss) per Diluted Share..................................                   0.25                (1.01)
Depreciation and Amortization........................................                 58,551               54,978

(a) Includes $20.9 million, or $13.6 million after tax, related to the call premium and write-off of unamortized debt issuance costs from the redemption of our Convertible Preferred Debentures.

(b) Includes $217.1 million related to a write-down in our investment in Universal and $15.4 million for a restructuring and asset impairment charge related to a rationalization of our business in light of industry conditions. The net after tax impact of these charges was $156.2 million.

SALES BY GEOGRAPHIC REGION

                                                                      THREE MONTHS
                                                                   ENDED SEPTEMBER 30,
                                                                   -------------------
                                                                   2003          2002
                                                                   ----          ----
REGION:
U.S............................................................     33%           33%
Canada.........................................................     16            14
Latin America..................................................     10             9
Europe and West Africa.........................................     20            21
Middle East and North Africa...................................     13            12
Asia Pacific...................................................      8            11
                                                                   ---           ---
     Total.....................................................    100%          100%
                                                                   ===           ===

     A discussion of our consolidated results for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 follows:

     - Third quarter 2003 consolidated revenues increased $75.6 million, or 12.9%, over the third quarter of 2002. North American revenues improved $50.6 million, or 18.3%, due to higher activity levels in both Canada and the U.S. and a $10.3 million contribution from acquisitions. The international increase in revenue of 8.1% primarily relates to increases in Latin America of 35.1%, as compared to a rig count improvement of 24.0%, and increases in Middle East and North Africa revenues of 17.4%. The Middle East and North Africa benefited from a significant product related contract. These international increases were partially offset by a $13.2 million, or 21.0%, decline in our Asia Pacific region.

     - Our gross profit as a percentage of revenues increased from 27.0% in the third quarter of 2002 to 29.2% in the third quarter of 2003, primarily as a result of the $15.5 million severance and asset impairment charge recorded to cost of sales in the third quarter of 2002. This increase was partially offset by lower margins in the third quarter of 2003 due to pricing pressure in the U.S. and product mix.

     - Selling, general and administrative expenses attributable to segments increased $10.9 million in the current quarter compared to the same quarter of the prior year but as a percentage of revenue was essentially flat.

     - Equity in earnings for the third quarter of 2003 was flat with the third quarter of 2002, excluding the impact of the $217.1 million write-down in our investment in Universal.

     - Our effective tax rates for the third quarter of 2003 and 2002 were 22.8% and 33.6%, respectively. Excluding the charge related to the early extinguishment of debentures and related taxes, our third quarter 2003 effective rate was 26.7% compared to an effective tax rate of 30.0% for the third quarter of 2002, excluding the impact of the write-down in our investment in Universal and the restructuring and asset impairment charge and related taxes. The decline reflects the continued benefits realized from our corporate reorganization in June 2002.

     SEGMENT RESULTS

     DRILLING SERVICES

     The following chart sets forth data regarding the results of our Drilling Services Division for the third quarter of 2003 and 2002:

                                                                     THREE MONTHS
                                                                  ENDED SEPTEMBER 30,
                                                             -----------------------------
                                                                2003            2002
                                                             ----------    ---------------
                                                                    (in thousands)
Revenues............................................         $ 383,359     $  347,536
Gross Profit %......................................              32.4%          30.4% (a)
Research and Development............................         $  10,225     $    8,753
Selling, General and Administrative.................            47,924         44,070
Operating Income....................................            65,956         52,729  (a)

     (a) Includes $4.8 million of charges related to severance and asset impairment.

     A discussion of the results of our Drilling Services Division for the third quarter of 2003 compared to the third quarter of 2002 follows:

     - Our North American revenues for the third quarter of 2003 improved $27.2 million, or 19.5%, as compared to the same period of the prior year due to higher activity levels as evidenced by a comparable 20.0% increase in the quarterly average North American rig count.

     - International revenues for this division increased $8.6 million, or 4.1%, in the third quarter of 2003 compared to the third quarter of 2002. Our Latin America and Middle East and North Africa regions showed strong improvements with increased revenues of 30.5% and 10.4%, respectively, which were partially offset by a 5.8% decline in Europe and West Africa caused in part by lower activity in Nigeria due to political unrest.

     - Gross profit as a percentage of revenues increased from 30.4% in the third quarter of 2002 to 32.4% in the third quarter of 2003 primarily due to a change in product mix and the $4.8 million severance and asset impairment charge recorded in the third quarter of 2002.

     - Research and development expenses for the third quarter of 2003 increased 16.8% as compared to the third quarter of 2002 due to this division's continued focus on its expandable solids technology.

     - Third quarter 2003 selling, general and administrative expenses remained flat as a percentage of revenues as compared to the third quarter of 2002.

PRODUCTION SYSTEMS

     The following chart sets forth data regarding the results of our Production Systems Division for the third quarter of 2003 and 2002:

                                                               THREE MONTHS
                                                             ENDED SEPTEMBER 30,
                                                        ----------------------------
                                                           2003           2002
                                                        ----------   ---------------
                                                              (in thousands)
Revenues............................................    $ 277,121    $  237,394
Gross Profit %......................................         24.9%         22.1% (a)
Research and Development............................    $   9,768    $   10,871
Selling, General and Administrative.................       41,869        34,824
Operating Income....................................       17,381         6,866  (a)

     (a) Includes $10.8 million of charges related to severance and asset impairment.

     A discussion of the results of our Production Systems Division for the third quarter of 2003 compared to the third quarter of 2002 follows:

     - Our Production Systems Division's revenues for the third quarter of 2003 increased $39.7 million, or 16.7%, over the third quarter of 2002. In the third quarter of 2003, gains of 17.2%, 40.5% and 53.8% were made in the North America, Latin America and Europe and West Africa regions, respectively, and were partially offset by a 37.0% decline in revenues in the Asia Pacific region.

     - Gross profit as a percentage of revenues increased from 22.1% in the third quarter of 2002 to 24.9% in the third quarter of 2003 due to $10.8 million of severance and asset impairment charges recorded in the third quarter of 2002. This increase in the gross profit percentage was partially offset by lower absorption in locations where manufacturing facilities are in the process of being closed and product mix.

     - Research and development expenses during the third quarter of 2003 decreased 10.1% as compared to the third quarter of 2002 primarily due to the successful completion of various projects.

     - Selling, general and administrative expenses as a percentage of revenues increased from 14.7% in the third quarter of 2002 to 15.1% in the same period in 2003. This increase is primarily due to an increase of $1.0 million of intangible asset amortization during the third quarter of 2003 as compared to the same quarter of the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

     The following charts contain selected financial data comparing our results for the nine months ended September 30, 2003 and September 30, 2002:

COMPARATIVE FINANCIAL DATA

                                                                                     NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                         ----------------------------------------
                                                                                  2003                2002
                                                                         -------------------    -----------------
                                                                          (in thousands, except percentages and
                                                                                       per share data)
Revenues.............................................................    $  1,867,521           $  1,747,045
Gross Profit %.......................................................            29.5% (a)              30.3% (c)
Research and Development.............................................    $     62,588  (a)      $     55,147
Selling, General and Administrative Attributable to Segments.........         266,503  (a)           233,474
Corporate General and Administrative.................................          29,565                 33,858  (c)
Operating Income.....................................................         203,504  (a)             8,566  (c)
Net Income (Loss)....................................................          96,471  (a)(b)        (37,571) (c)
Net Income (Loss) per Diluted Share..................................            0.74                  (0.31)
Depreciation and Amortization........................................         172,663                158,318

(a) Includes $7.7 million of severance and severance related costs of which $5.3 million was recorded in Cost of Products and Cost of Services and Rentals, $0.5 million in Research and Development and $1.9 million in Selling, General and Administrative.

(b) Includes $20.9 million, or $13.6 million after tax, related to the call premium and write-off of unamortized debt issuance costs from the redemption of our Convertible Preferred Debentures.

(c) Includes $217.1 million related to a write-down in our investment in Universal and $15.4 million for a restructuring and asset impairment charge related to a rationalization of our business in light of industry conditions. The net after tax impact of these charges was $156.2 million.

     SALES BY GEOGRAPHIC REGION

                                                                            NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                         -------------------
                                                                         2003           2002
                                                                         ----           ----
REGION:
U.S. ................................................................     34%            33%
Canada ..............................................................     17             14
Latin America .......................................................      9              9
Europe and West Africa ..............................................     19             19
Middle East and North Africa ........................................     12             12
Asia Pacific ........................................................      9             13
                                                                         ---            ---
     Total ..........................................................    100%           100%
                                                                         ===            ===

     A discussion of our consolidated results for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 follows:

     - Consolidated revenues for the first nine months of 2003, excluding our incremental revenues from 2002 acquisitions, increased 5.2% over the same period of 2002. On the same basis, revenues in North America increased $90.9 million, or 11.0%, while international revenues remained flat. Increases in revenue of 16.1% in Latin America and 3.8% in the Middle East and North Africa were offset by a 19.3% decline in our Asia Pacific region.

     - Gross profit as a percentage of revenues decreased from 30.3% for the first nine months of 2002 to 29.5% in the first half of 2003. The decline is primarily attributable to pricing pressures in the U.S. market and a shift in our product mix.

     - Research and development expenses increased 13.5% primarily due to costs incurred to further develop our technology-related product lines.

     - Selling, general and administrative expenses attributable to segments increased as a percentage of revenues from 13.4% for the first nine months of 2002 to 14.3% in the same period this year due primarily to severance and related expenses recorded in the second quarter of 2003 and higher intangible asset amortization of $4.1 million.

     - Excluding the third quarter 2002 write-down of our investment in Universal, our equity in earnings in unconsolidated affiliates for the first nine months of 2003 was $8.1 million lower than the comparable period last year. The decrease is primarily related to a $4.4 million debt extinguishment charge taken by Universal in the quarter ended June 30, 2003 and to lower activity levels experienced by a Middle East entity in which we have an equity investment.

     - Our effective tax rates for the nine months ended September 30, 2003 and 2002, respectively, were 25.8% and 32.6%. Excluding the debt redemption and severance and severance related charges and related taxes, our effective tax rate for the first nine months of 2003 was 26.3% compared to an effective tax rate of 32.9% for the same period of 2003, excluding the impact of the write-down in our investment in Universal and the restructuring and asset impairment charge and related taxes. This decrease relates to the continued benefits realized from our corporate reorganization in June 2002.

SEGMENT RESULTS

     DRILLING SERVICES

     The following chart sets forth data regarding the results of our Drilling Services Division for the nine months ended September 30, 2003 and 2002:

                                                                             NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                  ------------------------------------
                                                                        2003               2002
                                                                  ----------------   -----------------
                                                                  (in thousands, except percentages)
Revenues......................................................    $ 1,091,079        $  1,025,839
Gross Profit %................................................           32.1% (a)           32.4% (b)
Research and Development......................................    $    31,216        $     23,781
Selling, General and Administrative...........................        147,605  (a)        130,154
Operating Income..............................................        171,035  (a)        178,723  (b)

(a) Includes $4.0 million of severance and severance related costs of which $3.4 million was recorded in Cost of Products and Cost of Services and Rentals, $0.1 in Research and Development and $0.5 million in Selling, General and Administrative.

(b)  Includes $4.8 million of charges related to severance and asset impairment.

     A discussion of the results of our Drilling Services Division for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 follows:

     - Our North American revenues for the first nine months of 2003 increased 13.4% as compared to the same period last year. An increase in the nine-month average North American rig count of 26.0% contributed to the increase in revenues in this region. Despite the decline in the UK North Sea region, our international revenues remained flat in the first nine months of 2003 as compared to the same period of the prior year.

     - Gross profit as a percentage of revenues declined from 32.4% in the first nine months of 2002 to 32.1% in the same period of 2003. The decline in margins primarily reflects the impact of the pricing pressures felt in the U.S. market, as well as a change in product mix.

     - Research and development expenses increased $7.4 million in the first nine months of 2003 compared to the same period of 2002. This increase primarily relates to this division's focus on the development of expandable solids technology.

     - Selling, general and administrative expenses as a percentage of revenues increased from 12.7% in the first nine months of 2002 to 13.5% in the first nine months of 2003. The increase is primarily related to severance and related expenses recorded in the second quarter of 2003 associated with our initiative to permanently reduce our cost structure and an increase in costs associated with the expansion of our underbalanced services infrastructure and our well interventions group.

     PRODUCTION SYSTEMS

     The following chart sets forth data regarding the results of our Production Systems Division for the nine months ended September 30, 2003 and 2002:

                                                                            NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                   --------------------------------
                                                                        2003             2002
                                                                   --------------   ---------------
                                                                           (in thousands)
Revenues........................................................   $ 776,442        $  721,206
Gross Profit %..................................................        26.0% (a)         27.3% (b)
Research and Development........................................   $  31,372  (a)   $   31,366
Selling, General and Administrative.............................     118,898  (a)      103,320
Operating Income................................................      51,531  (a)       62,117  (b)

(a) Includes $3.7 million of severance and severance related costs of which $1.9 million was recorded in Cost of Products, $0.4 million in Research and Development and $1.4 million in Selling, General and Administrative.

(b) Includes $10.8 million of charges related to severance and asset impairment.

     A discussion of the results of our Production Systems Division for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 follows:

     - Our North American revenues increased 16.0%, or 8.6% excluding incremental revenues associated with our 2002 acquisitions. Our international revenues decreased 2.5% as compared to the first nine months of 2002 primarily due to decreased activity in the Asia Pacific and Middle East and North Africa regions.

     - Gross profit as a percent of revenues decreased from 27.3% in the first nine months of 2002 to 26.0% in the first nine months of 2003 due primarily to a shift in our product mix.

     - Selling, general and administrative expenses increased as a percentage of revenues from 14.3% in the first nine months of 2002 to 15.3% in the same period this year primarily due to $1.4 million of severance expenses recorded during the second quarter of 2003 and higher intangible amortization expense.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

     During the third quarter of 2002, we recorded $15.4 million, $10.0 million net of taxes, in restructuring and asset impairment charges relating to a rationalization of our business. Components of the charge include $8.6 million of severance and related costs, $11.5 million of asset impairment charge and a $4.7 million reversal of an unutilized prior period charge.

     We undertook initiatives to rationalize our business in light of the lower activity levels and the continued economic uncertainty. The plan approved during 2002 included a reduction in workforce, primarily in the United States, and the closure of two facilities. During the first quarter of 2003, we modified our plan and reversed $3.1 million of unutilized accruals recorded by the Production Systems segment. In connection with this modification, we also expensed $2.0 million during the first quarter for other facility impairments within the Production Systems segment. The amounts related to the modification were recorded in Cost of Products in our Condensed Consolidated Statements of Operations. The charge related to the 2002 plan is summarized by segment in the following table and described in greater detail below:

                                                  DRILLING       PRODUCTION
                                               SERVICES(1)(2)   SYSTEMS(1)(2)   CORPORATE(1)(2)(3)     TOTAL
                                               --------------   -------------   ------------------   ---------
                                                                        (in thousands)
Cost of Products..........................      $    2,800        $   10,751         $     --        $  13,551
Cost of Services and Rentals..............           1,985                --               --            1,985
Corporate General and Administrative......              --                --              (99)             (99)
                                                ----------        ----------         --------        ---------
Total.....................................           4,785            10,751              (99)          15,437
     Utilized during 2002.................          (3,418)           (7,289)              99          (10,608)
     Reversal of 2002 restructuring
         charge...........................              --            (3,148)              --           (3,148)
     Utilized during 2003.................          (1,367)             (124)              --           (1,491)
                                                ----------        ----------         --------        ---------
Balance as of September 30, 2003..........      $       --        $      190         $     --        $     190
                                                ==========        ==========         ========        =========

(1) In accordance with our announced plan to terminate employees company-wide, we recorded $8.6 million of severance and related costs for 849 specifically identified employees.

(2) The asset impairment charges of $11.5 million primarily relate to the write-down of equipment and facilities as a result of the decline in market conditions. The remaining assets have a carrying amount of $4.8 million as of September 30, 2003 and are classified in Property, Plant and Equipment, Net on our Condensed Consolidated Balance Sheets.

(3) In 2000, we recorded a charge of $56.3 million in connection with the merger of our Compression Services Division with Universal, of which $4.7 million of estimated transaction costs were not incurred. The $4.7 million of estimated transaction costs were reversed and offset $4.6 million of corporate severance and asset impairment charges recorded in the third quarter of 2002.

NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material effect on our consolidated financial statements.

     In January 2003, Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities was issued. FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity. A variable interest entity is generally defined as an entity whose equity is insufficient to absorb the expected losses or whose owners lack the risk and rewards of ownership. FIN No. 46 is currently effective for all variable interest entities created or modified after January 31, 2003 and is effective for all other variable interest entities beginning December 31, 2003. The Interpretation requires certain disclosures for all variable interest entities. We are currently evaluating the impact this interpretation will have on our consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements.

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

CASH FLOWS

     As of September 30, 2003, our cash and cash equivalents were $68.9 million, a net increase of $20.0 million from December 31, 2002, which was primarily attributable to the following:

     -   cash inflows from operating activities of $183.6 million;

     - capital expenditures for property, plant and equipment of $226.6 million;

     - acquisition of new businesses of approximately $48.9 million in cash, net of cash acquired;

     -   proceeds from the sales of assets of $7.8 million;

     - borrowings, net of repayments, on long-term debt and short-term facilities of $104.5 million;

     -   redemption of Convertible Preferred Debentures of $412.6 million;

     -   proceeds from issuance of common shares of $400.0 million;

     -   proceeds from our asset securitization of $5.0 million;

     -   proceeds from stock option activity of $13.5 million.

SOURCE OF LIQUIDITY

     Banking Facility

     In May 2003, we entered into a three-year unsecured revolving credit facility agreement that provides for borrowings of up to an aggregate of $500.0 million. Certain of the proceeds from the credit facility were used to repay all amounts due under our previously existing revolving credit facilities, at which time those facilities were terminated. As of September 30, 2003, we had $33.3 million available under this agreement. In October 2003, we issued $250.0 million in Senior Notes, and the proceeds were used to reduce amounts outstanding under the credit facility.

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

     We also have unsecured short-term borrowings with various institutions pursuant to uncommitted facilities. At September 30, 2003, we had $29.7 million in unsecured short-term borrowings outstanding under these arrangements with interest rates ranging from 1.80% to 5.23%.

     Asset Securitization

     We have in place an agreement with a financial institution to sell, on a continuous basis, an undivided interest in a specific pool of our current domestic accounts receivable through December 2003. We are permitted to sell up to $75.0 million of receivables under this agreement. If our credit rating falls below BBB- from Standard & Poor's or Baa3 from Moody's, the financial institution has no further obligation to purchase our accounts receivable. We currently pay a program fee on participating interests at a variable rate based on the financial institution's commercial paper rate plus other fees. Program fees totaled $0.3 million and $0.9 million for the three and nine months ended September 30, 2003, respectively. For receivables securitized as of September 30, 2003, we received $73.9 million for purchased interests and had retained interests in receivables sold of $71.8 million.

     Equity Offering

     On July 3, 2003, we completed a public offering of ten million of our common shares in exchange for approximately $400.0 million in cash proceeds. The common shares were sold through Lehman Brothers, an investment banking firm of which two of our directors are managing directors. The arrangements associated with this transaction were on customary terms in the industry. The proceeds were used to redeem our outstanding 5% Convertible Preferred Debentures due 2027.

CONTRACTUAL OBLIGATIONS

     Our contractual obligations at September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods have not changed materially, other than as detailed below, since December 31, 2002.

     Senior Notes and Derivative Instruments

     In the third quarter of 2003, we entered into interest rate swap agreements to reduce the exposure to changes in the fair value on $150.0 million of our $200.0 million 7 1/4% Senior Notes due May 15, 2006. The objective of the swaps was to protect the debt against changes in fair value and to take advantage of the interest rates available. As of September 30, 2003, the aggregate fair market value of these swap agreements was an asset of $2.6 million.

     On October 7, 2003, we completed a public offering of $250.0 million of 4.95% Senior Notes due 2013. The notes are fully and unconditionally guaranteed by Weatherford International, Inc. Interest on the notes is payable semi-annually on April 15 and October 15, beginning April 15, 2004. Net proceeds from the offering were $247.9 million and were used to repay short-term borrowings.

     During September 2003, we entered into cash flow hedges to secure the underlying interest rate in anticipation of the senior note issuance. In connection with the October 2003 senior note issuance we settled these cash flow hedges with a $3.3 million payment to the counterparties. The hedging agreement resulted in a deferred loss which is scheduled to be amortized into interest expense over the life of the debt.

     Capital Expenditures

     Our capital expenditures for property, plant and equipment during the nine months ended September 30, 2003 were $209.6 million, net of proceeds from tools lost down hole of $17.0 million. Our capital expenditures primarily relate to our new technologies, drilling equipment, fishing tools and tubular service equipment. Capital expenditures for 2003 are expected to be approximately $275.0 million. Our depreciation expense during the three and nine months ended September 30, 2003 was $53.1 million and $157.5 million, respectively.

     Convertible Preferred Debentures

     On July 3, 2003, we called the outstanding $402.5 million Convertible Preferred Debentures. The Convertible Preferred Debentures were redeemed for $412.6 million, or 102.5% of the principal amount. The Debentures plus accrued interest were repaid in August 2003 with the proceeds from the sale of our common shares and cash on hand. In connection with the redemption of the Convertible Preferred Debentures, we expensed $10.1 million related to the call premium and $10.8 million to write off the remaining unamortized debt issuance costs.

     Zero Coupon Convertible Senior Debentures

     On June 30, 2000, we completed the private placement of $910.0 million face amount of our Zero Coupon Convertible Senior Debentures. These Debentures were issued at $501.6 million providing the holders with an annual 3% yield to maturity. As of September 30, 2003, the accreted amount of these debentures was $552.6 million.

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

     LITIGATION AND ENVIRONMENTAL EXPOSURE

     In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses, and we are subject to various self-retentions and deductibles with respect to our insurance. Although we are subject to various ongoing items of litigation, we do not believe any of the items of litigation we are currently subject to will result in any material uninsured losses to us. However, it is possible an unexpected judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts we currently have reserved or anticipate incurring.

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

     TERRORISM EXPOSURE

     Terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our businesses. Future terrorist attacks and responses to any such attacks could adversely affect our business.

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

     INVESTMENT EXPOSURE

     We own approximately 45% of Universal Compression Holdings, Inc.'s outstanding common stock as a result of the merger of our compression services division with a Universal subsidiary in February 2001. We account for this ownership interest using the equity method of accounting, which requires us to record our percentage interest in Universal's results of operations in our Condensed Consolidated Statements of Operations. Accordingly, fluctuations in Universal's earnings will cause fluctuations in our earnings.

     TAX EXPOSURE

     On June 26, 2002, the stockholders and Board of Directors of Weatherford International, Inc. approved our corporate reorganization, and Weatherford International Ltd., a newly formed Bermuda company, became the parent holding company of Weatherford International, Inc. Our expectation as to the tax benefits that could result from our reorganization was based upon laws in effect at the time of the reorganization. Legislation proposed after we began to develop a reorganization plan has included items that could, if enacted, restrict or eliminate our ability to realize anticipated tax benefits. Changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing authorities could adversely impact our ability to realize tax benefits from our reorganization and adversely impact our results.

     If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects or interpretation of tax laws, treaties and regulations, we could incur a material amount of U.S. federal income tax as a result of our June 2002 reorganization as a Bermuda company.

     Our non-U.S. affiliates conduct our operations in a manner intended to ensure that we do not engage in the conduct of a U.S. trade or business. However, if the IRS successfully contends that we or any of our non-U.S. affiliates are engaged in a trade or business in the United States, we or such non-U.S. affiliate would be required to pay U.S. corporate income tax on income that is subject to the taxing jurisdiction of the United States, and possibly the U.S. branch profits tax. Additionally, U.S. subsidiaries would continue to be subject to U.S. corporate income tax on their worldwide income, and our then existing foreign subsidiaries would continue to be subject to U.S. corporate income tax on their U.S. operations.

     CURRENCY EXPOSURE

     Approximately 27.8% of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive loss in the shareholders' equity section on our Condensed Consolidated Balance Sheets. We recorded a $121.1 million adjustment to our equity account for the nine months ended September 30, 2003 to reflect the net impact of the strengthening in various foreign currencies, primarily in Canada and the UK, against the U.S. dollar. Such translation adjustments could adversely impact our book value.

     We recognize remeasurement and transactional gains and losses on currencies in our Condensed Consolidated Statements of Operations. Such remeasurement and transactional gains and losses may adversely impact our results of operations.

     In certain foreign countries, a component of our cost structure is U.S. dollar denominated, whereas our revenues are partially local currency based; therefore, a devaluation of the local currency would adversely impact our operating margins.

FORWARD-LOOKING STATEMENTS

     This report, as well as other filings made by us with the Securities and Exchange Commission ("SEC") and our releases issued to the public, contain various statements relating to future results, including certain projections and business trends. We believe these statements constitute "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995.

     Certain of these risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:

     - A downturn in market conditions could affect projected results. Any material changes in oil and gas supply and demand, oil and gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information provided by us. The oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Through the beginning of 2002, there was a general decrease in prices for oil and natural gas, reflecting diminished demand attributable to political and economic issues. In the latter part of 2002, there was an increase of prices for oil and natural gas. However, with the exception of Canada, producers did not increase drilling due to the political and economic uncertainty. During 2003, there was an increase in North American drilling activity; however, if an extended regional and/or worldwide recession would occur, it would result in even lower demand and lower prices for oil and gas, which would adversely affect our revenues and income. At this time, we have assumed increases in worldwide demand will continue at a modest pace throughout 2003 and 2004.

     - Our results are dependent upon our ability to react to the current market environment. During the latter half of 2002 and in the first nine months of 2003, we implemented a number of programs intended to reduce our cost structure. Our forward-looking statements assume these measures will generate the savings expected.

     - A material disruption in our manufacturing could adversely affect our business. Our forward-looking statements assume any manufacturing consolidation and outsourcing will be completed without material disruptions. If there are disruptions or excess costs associated with manufacturing changes, our results could be adversely affected.

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

     - Our long-term growth is dependent upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy is dependent in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, to obtain technologically advanced products through internal research and development and/or acquisitions, and to expand the markets for new technology through leverage of our worldwide infrastructure. Key to our success will be our ability to commercialize the technology we have acquired and demonstrate the enhanced value our technology brings to our customers' operations. Our major technological advances include, but are not limited to, those related to underbalanced drilling, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services.

     - Nonrealization of expected benefits from our 2002 corporate reincorporation could affect our projected results. An inability to realize expected benefits of the reincorporation within the anticipated time frame, or at all, would likely affect the financial benefit of our corporate reincorporation.

     - Nonrealization of expected benefits of our recent change in divisional structure could adversely affect our projected results. We recently realigned our operational structure from three divisions to two divisions. Our forward-looking statements assume there will be no material disruption to our operations and we will realize anticipated cost savings.

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

     - The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of September 30, 2003, we had approximately $1.6 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

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

     Assets and liabilities of which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive loss in the shareholders' equity section on our Condensed Consolidated Balance Sheets. Approximately 27.8% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $121.1 million adjustment to our equity account for the nine months ended September 30, 2003 to reflect the net impact of the strengthening in various foreign currencies, primarily in Canada and the UK, against the U.S. dollar.

INTEREST RATES

     We are subject to interest rate risk on our long-term fixed interest rate debt and, to a lesser extent, variable-interest rate borrowings. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate to increase or decrease, and thus increase or decrease the amount required to refinance the debt. Our long-term borrowings subject to interest rate risk primarily consist of the $350.0 million principal of the 6 5/8% Senior Notes due 2011, the $200.0 million principal of the 7 1/4% Senior Notes due 2006, the $910.0 million Zero Coupon Senior Convertible Debentures due 2020, and the $250.0 million principal of the 4.95% Senior Notes due 2013. As of September 30, 2003, the fair market value of the 6 5/8% Senior Notes was $386.1 million and the fair value of the 7 1/4% Senior Notes was $223.5 million. The 4.95% Senior Notes were not outstanding as of September 30, 2003. The fair value of our three Senior Notes is principally dependent on changes in prevailing interest rates. As of September 30, 2003, the fair market value of the Zero Coupon Convertible Debentures was $568.7 million. The fair market value of the Zero Coupon Debentures is principally dependent on both prevailing interest rates and our current share price as it relates to the conversion price of $55.1425 per share.

     We have interest rate swaps which convert fixed rate debt to variable rate debt. Our interest rate swaps hedge $150.0 million of the 7 1/4% fixed rate senior notes and are an asset with a fair value of $2.6 million at September 30, 2003. Under these interest rate swap agreements, the counterparties pay a fixed rate of 7 1/4% interest and we pay a variable interest rate based on published 6-month LIBOR. The payments under these agreements are settled on May 15 and November 15 of each year until May 2006 and coincide with the interest payment dates on the hedged debt instrument.

     We have various other long-term debt instruments but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $464.7 million at September 30, 2003 approximate fair market value.

ITEM 4. CONTROLS AND PROCEDURES

     At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange
Act). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective as of the end of the period covered by this report to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings. There has been no change in our internal controls over financial reporting that occurred during the three month period ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

     Pursuant to section 906 of the Sarbanes-Oxley Act of 2002, the certifications of Bernard J. Duroc-Danner, Chief Executive Officer of the Company, and Lisa W. Rodriguez, Chief Financial Officer of the Company, are filed with this Form 10-Q as Exhibit Numbers 32.1 and 32.2. Copies of these certifications are available on the Company's website at www.weatherford.com.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

EXHIBIT
 NUMBER                               DESCRIPTION
-------                               -----------
4.1      Indenture, dated October 1, 2003, among Weatherford International Ltd.,
         Weatherford International, Inc., and Deutsche Bank Trust Company
         Americas. (incorporated by reference to Exhibit 4.1 to the Registrant's
         Current Report on Form 8-K (File No. 1-31339) filed October 2, 2003).

4.2 Form of global note for 4.95% Senior Notes due 2013. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K
         (File No. 1-31339) filed October 7, 2003).

4.3 Officers' Certificate dated as of October 7, 2003. (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K
         (File No. 1-31339) filed October 7, 2003).

+10.1 Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers.

+10.2    Employment Agreements dated August 1, 2003, between Weatherford
         International Ltd. and each of M. David Colley, E. Lee Colley III,
         Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin, Keith R.
         Morley, Jon R. Nicholson, James N. Parmigiano, Lisa W. Rodriguez and
         Gary L. Warren.

+31.1    Certification of Chief Executive Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.

+31.2    Certification of Chief Financial Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.

+32.1    Certification of Chief Executive Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

+32.2    Certification of Chief Financial Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

----------
+ Filed herewith

     (b) Reports on Form 8-K:

     1. Current Report on Form 8-K dated May 14, 2003, announcing that the Company entered into a three-year unsecured revolving credit facility agreement.

     2. Current Report on Form 8-K dated June 30, 2003, announcing that the Company entered into a purchase agreement with Lehman Brothers to sell 10,000,000 common shares, plus an over-allotment option to purchase up to an additional 1,500,000 common shares.

     3. Current Report on Form 8-K dated July 3, 2003, announcing the close of the Company's previously announced sale of 10,000,000 common shares and the call for redemption of all of the outstanding Weatherford International, Inc. 5% Convertible Subordinated Preferred Equivalent Debentures.

     4. Current Report on Form 8-K dated July 21, 2003, announcing earnings for the quarter ended June 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Weatherford International Ltd.

                             By:  /s/ Bernard J. Duroc-Danner
                                  ---------------------------------------------
                                  Bernard J. Duroc-Danner
                                  Chief Executive Officer
                                  (Principal Executive Officer)

                                  /s/ Lisa W. Rodriguez
                                  ---------------------------------------------
                                  Lisa W. Rodriguez
                                  Senior Vice President and Chief Financial
                                  Officer
                                  (Principal Financial and Accounting Officer)

                                  Date: November 5, 2003

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                               DESCRIPTION
-------                               -----------
4.1      Indenture, dated October 1, 2003, among Weatherford International Ltd.,
         Weatherford International, Inc., and Deutsche Bank Trust Company
         Americas. (incorporated by reference to Exhibit 4.1 to the Registrant's
         Current Report on Form 8-K (File No. 1-31339) filed October 2, 2003).

4.2 Form of global note for 4.95% Senior Notes due 2013. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K
         (File No. 1-31339) filed October 7, 2003).

4.3 Officers' Certificate dated as of October 7, 2003. (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K
         (File No. 1-31339) filed October 7, 2003).

+10.1 Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers.

+10.2    Employment Agreements dated August 1, 2003, between Weatherford
         International Ltd. and each of M. David Colley, E. Lee Colley III,
         Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin, Keith R.
         Morley, Jon R. Nicholson, James N. Parmigiano, Lisa W. Rodriguez and
         Gary L. Warren.

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

--------------
+ Filed herewith