Form 10-K
period 2003-12-31
WEATHERFORD INTERNATIONAL LTD
filed 2004-03-10
CIK 1170565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-31339

Weatherford International Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	98-0371344
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

515 Post Oak Boulevard Suite 600 Houston, Texas	77027-3415
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(713) 693-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $1.00 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2003 was $3,462,804,089, based upon the closing price on the New York Stock Exchange as of such date.

      Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at March 1, 2004

Common Shares, $1.00 Par Value	131,992,278

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information called for by Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this annual report on Form 10-K or incorporated by reference from the registrant’s definitive proxy statement for the annual meeting to be held on May 25, 2004.

PART I

Item 1.	Business

      Weatherford International Ltd. is one of the world’s leading providers of equipment and services used for the drilling, completion and production of oil and natural gas wells. Weatherford, as we know it today, was formed in connection with the May 1998 merger of Weatherford Enterra, Inc. and EVI, Inc.

      We were incorporated under the laws of Delaware in 1972 and re-incorporated in Bermuda in 2002. Many of our businesses, including those of Weatherford Enterra, have been conducted for more than 50 years. Our principal executive offices are located at 515 Post Oak Boulevard, Suite 600, Houston, Texas 77027. Our telephone number is (713) 693-4000, and our Internet address is www.weatherford.com. General information about us, including our Corporate Governance Policies and charters for the committees of our board of directors, can be found on our website. Our board of directors has adopted a code of ethics entitled “Code of Conduct,” which applies to all our employees, officers and directors and has also adopted a separate “Supplemental Code of Business Conduct” for our senior officers. Copies of these codes can also be found at www.weatherford.com. We make available, free of charge, on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish them to the SEC.

      We conduct operations in approximately 100 countries and have approximately 500 service and sales locations, which are located in nearly all of the oil and natural gas producing regions in the world. We are among the leaders in each of our primary markets, and our distribution and service network is one of the most extensive in the industry.

      Historically, we conducted our operations through three divisions. During 2003, we realigned our divisions into two principal operating divisions as part of an ongoing productivity initiative:

•	Drilling Services — This division provides: (1) drilling methods, (2) well construction, (3) drilling tools and (4) intervention services.

•	Production Systems — This division provides: (1) completion systems, (2) artificial lift systems and (3) production optimization.

      In addition to the above operations, historically we operated a Compression Services Division and a Drilling Products Division. In February 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of Universal common stock, or approximately 44% of Universal’s outstanding common stock. In April 2000, we completed the spin-off to our shareholders of our Drilling Products Division through a distribution of the stock of our Grant Prideco, Inc. subsidiary.

      The following is a summary of our business strategies and the markets we serve. We have also included a discussion of both of our divisions, including a description of our products and services offered and our competitors. Divisional and geographic financial information appears in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 21.”

References to Weatherford

      When referring to Weatherford and using phrases such as “we” and “us,” our intent is to refer to Weatherford International Ltd. and its subsidiaries as a whole or on a divisional basis, depending on the context in which the statements are made.

Strategy

      Our primary objective is to provide our shareholders with above average returns on their investment through income growth and asset appreciation.

      Principal components of our growth strategy include the following:

•	Leverage our worldwide infrastructure to provide existing support and to introduce new products and services.

•	Further develop and commercialize our production-enhancing products and services, such as our expandable technology, production optimization systems, drilling with casing and underbalanced services. These products and services either help increase well productivity, lower development costs or both. They also allow us to capitalize on important secular trends such as the maturation of the world’s major hydrocarbon reserves and the growth of deepwater activity.

•	Continue enhancing our existing products and service offerings in our historical core market segments so we can maintain our leading position in the markets in which we operate. Our core market segments include well construction, well intervention, completion systems and artificial lift.

Markets

      We are a leading provider of equipment and services to the oil and gas exploration and production industry. Demand for our industry’s services and products depends upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of wells, the number of well completions and the level of workover activity worldwide.

      During the mid-1980’s, the drilling industry contracted sharply, correcting a condition of significant over capacity that existed in the supply of oilfield service and equipment. For the last 15 years, global rig count has cycled up and down with factors such as world economic and political trends that influence supply and demand for energy, the price of oil and natural gas and the level of exploration and drilling for those commodities.

      The majority of worldwide drilling activity, as measured by rig counts, has historically been concentrated in North America. Over time, activity in North America has become increasingly driven by natural gas consumption on the continent, particularly in the United States. The percentage of the United States rig count dedicated to natural gas drilling has increased from approximately 50% in the early 1990’s to more than 85% in late 2003. Canada has experienced a similar trend, with rigs drilling for natural gas increasing from less than 40% six years ago to nearly 80% by the end of 2003. A primary reason for the increasing emphasis on natural gas drilling is that North American gas wells have very high production decline rates, so that significant numbers of new wells need to be drilled over time to maintain ongoing natural gas production at desirable levels. Changes in the balance of energy demand and the supply of natural gas affect natural gas storage levels, commodity prices and the volatility of North American drilling activity. In 2003, the North American rig count averaged 1,404, 6% below the recent high in 2001 but 72% above the low of the last 15 years, 816, which occurred in 1992.

      Over the last decade, drilling and completion activity has grown faster in international markets than in North America. In 2003, approximately 60% of the worldwide drilling and completion expenditures occurred in international markets, according to Spears & Associates. Drilling activity outside North America tends to be less volatile than the North American market. Most contracts span two to three years due to the significant investment and complexity surrounding international projects. Drilling decisions relating to such projects therefore tend to be evaluated and monitored with a longer-term perspective in regard to oil and natural gas pricing. Additionally, the international market is dominated by major oil companies and national oil companies, which tend to have longer-term objectives than the typical independent producer in North America. In the last 15 years, the non-North American rig count has cycled between a high of 1,032 in 1988 and a low of 588 in 1999. In 2003, the international rig count averaged 770. Since 1999, the international market has recovered slowly; however, we believe the geological future of the industry is in international markets because of the maturity and declining production of North American fields.

      Historically, the majority of our business was concentrated in the United States and Canada. Following the merger of EVI and Weatherford Enterra in 1998, we began a concerted program to expand our operations and shift more of our business internationally by utilizing the strength of our Drilling Services Division’s international presence to introduce new and existing products and services into these markets. Today, we operate in approximately 100 countries in the major oil and natural gas producing areas of North and Latin America, Europe, Africa, Russia, China, Southeast Asia and the Middle East. In 1998, our revenue split between North America and international was 64% North America, 36% international. In 2003, it was evenly split, with 50% for both North America and international.

      In 2003, our Drilling Services Division generated 56% of its revenues outside North America, and our Production Systems Division generated approximately 41% of its revenues from the same regions. With the increasing importance of international oil production, these divisions continue to focus on growth in international markets.

      Due to the maturity of the world’s oil and gas reservoirs, the accelerating production decline rates and the focus on complex deepwater prospects, technology has become increasingly critical to the marketplace. Customers continue to seek, test and prove production-enabling technologies at an increasing rate. Technology is an important aspect of our products and services as it helps us provide our customers with more efficient tools to find and produce oil and gas. We have invested a substantial amount of our time and resources in building our technology offerings. We believe our new, more efficient products and services are among the best in the industry and enable our customers to reduce their costs of drilling and production and/or increase production rates. Furthermore, these offerings afford us additional opportunities to sell our core products and services to our clients.

Drilling Services Division

      Our Drilling Services Division provides products and services used by oil and gas companies, drilling contractors and other service companies to explore for, drill for and produce oil and natural gas. We estimate approximately two-thirds of the products and services offered by this division are used in the initial drilling and completion of oil and gas wells. The remainder of the products and services are used in connection with the production phases of wells, including maintenance, re-drilling, re-completion and other remediation and well installations. The principal products and services provided by this division are drilling methods, well construction, drilling tools and intervention services.

Drilling Methods

      Our drilling methods operations consist of a broad range of systems and products used during the drilling and servicing of oil and gas wells. These offerings include:

      Underbalanced Services (“UBS”) — Underbalanced drilling occurs when the bottom hole pressure exerted by the hydrostatic head of the drilling fluid column is less than the pressure of the formation being drilled. In underbalanced applications, the reservoir is able to flow while the drilling takes place and thereby protects the formation from damage by the drilling fluids. Traditional drilling methods utilize weighted drilling fluids that not only prevent the flow of hydrocarbons during drilling but permeate the formation, causing significant formation damage and limiting the flow of hydrocarbons. The advantages to underbalanced drilling include faster rates of drill bit penetration, reduced formation damage, improved production rates and decreases in both circulation and the need for costly stimulations. Underbalanced drilling is considered to be particularly desirable for drilling in older fields and reservoirs where the downhole pressure has declined. We believe many older fields and reservoirs cannot be economically drilled other than through the use of underbalanced drilling. Although currently less than 5% of the world’s wells are drilled underbalanced, we estimate an increasing percentage, up to at least 20%, of the world’s wells are likely to be drilled underbalanced during the next 5 to 10 years as familiarity with underbalanced services and their production benefit grows.

      We help our clients safely improve the productivity of their reservoirs’ assets at less lifecycle cost by enhancing drilling and reservoir performance through a portfolio of UBS products and services, which include:

•	Reservoir Analysis Techniques — Our Suitable Underbalanced Reservoir Evaluation (“SURE”) Process enhances a client’s ability to assess underbalanced drilling prospects with accuracy. The SURE Process targets the right reservoirs by comparing underbalanced versus overbalanced costs, production rates, projected revenue and net present value.

•	Surface Equipment — Specifically designed self-contained mobile or skid-mounted compression and membrane-nitrogen generation systems, rotating control heads to control well pressures while circulating drilling mediums during drilling, skid-mounted separators to separate oil, gas, drilling media and cuttings, choke manifolds and solids recovery systems.

•	Downhole Equipment — High temperature motors, wireline steering tools, drill pipe, air rotary hammer drills, casing exit systems, downhole deployment valves and downhole data acquisition equipment.

•	Fluid Systems — Air drilling systems, mist drilling systems, foam drilling systems, including our patented Trans-Foam® Recyclable Drilling Fluid System and aerated fluid drilling systems produced by our specialty chemical subsidiary, Clearwater.

•	Software/ Engineering — Engineering and software, including simulation modeling, candidate screening, corrosion mitigation, on-site engineering, data analysis and supervision.

      Directional Drilling Services — Directional drilling services are used to drill a well on a non-vertical path, which includes deviated and horizontal wells. Our directional business is strongly linked to our underbalanced systems business, since 75% of all underbalanced wells are drilled directionally. Our directional drilling services group provides drilling engineering services and mechanical drilling systems including electromagnetic measurement-while-drilling (EM/ MWD) services, downhole drilling motors, buttonhole assemblies, orienter sub assemblies, re-entry services and wireline guidance tools.

      Reentry Services — Our reentry services include casing exit services, and advanced multilateral systems. Conventional and advanced casing exit systems allow sidetrack and lateral drilling solutions for customers who either cannot proceed down the original well track or want to drill lateral wells from the main or parent wellbore. In addition, advanced multilateral systems are provided, including selective reentry systems (SRSTM) that allow numerous sidetracks from parent wellbores, pre-milled windows utilizing patented “key way” technology and advanced multilateral junction solutions.

      Drilling with Casing (DwCTM) — This technique eliminates the need for drill pipe and allows operators to simultaneously drill, case and evaluate oil and gas wells. Weatherford’s DwC technique eliminates downhole complexity and expensive rig modifications. Consequently, well construction is simplified, and productivity can be improved when drilling through the reservoir. Since January 2000, Weatherford has completed more than 385 DwC jobs and 2,000 Drilling with Liners jobs around the world. Weatherford’s DwC offerings include drillshoe systems, XpandaBit, liner drilling systems, torque head top drive casing, reamer tools and centralizers.

Well Construction

      Our well construction business spans tubular running, a full line of cementing products and liner systems.

      Tubular Running Services — These services consist of a wide variety of tubular connection and installation services for the drilling, completion and workover of an oil and gas well. We offer an integrated package of total tubular services management that allows our customers to receive all of their tubular handling, preparation, inspection, cleaning and wellsite installation needs from a single source. We are a leader in rig mechanization technology used for the installation of tubing and casing and offer various products and services to improve rig floor operations by reducing staffing requirements, increasing operational effectiveness and improving safety. We offer computerized torque monitoring and testing services to ensure the integrity of tubular connection makeup. We also specialize in critical service installations where operating conditions, such as offshore, and/or metallurgical characteristics call for specific handling technology. Finally, our tubular running services include high-grade completion equipment installation services as well as cementation engineering services.

      Cementation Tools — Cementing operations are one of the most important and expensive phases in the completion of a well. According to Spears & Associates, we are the world’s leading producer of specialized equipment that allows operators to centralize the casing of the well and control the displacement of cement and other fluids. Our cementing engineers also analyze complex wells and provide detailed recommendations to help optimize cementing results. Our cementing products group also works closely with our Production Systems Division in designing integrated completion systems. Our cementing product line includes the following:

•	Centralizer Placement Software — Software for calculating centralizer spacing for optimum standoff.

•	Centralizers — A comprehensive range for varying applications and well conditions.

•	LoDRAGTM and LoTORQTM Centralizers — Mechanical friction-reduction systems for extended reach drilling and underpressured conditions where differential sticking risk is high.

•	Flow Enhancement Tools — Tools that improve cement flow.

•	Float Equipment — Drillable shoes and collars with float valves that provide higher flow rates.

•	Other Equipment — Cement baskets, guide shoes, retainers and bridge plugs, multiple stage tools and cementing plugs.

      Liner Systems — Liner hangers allow strings of casing to be suspended within a wellbore without having to extend the string to the surface, and are used to isolate production zones and formations. Most directional wells include one or more liners because of the difficulty of designing casing programs compatible with high tensile tubulars. We offer both drilling and production liner hangers. Drilling liners are used to isolate areas within the well during drilling operations. Production liners are used in the producing area of the well to support the wellbore and to isolate various sections of the well. Our inflatable packer product line is used to service liner systems and includes annulus casing packers, inflatable production packers and inflatable straddle packer assemblies. We also offer specialized high pressure, high temperature, high performance inflatable thru-tubing and completion packers.

Drilling Tools

      We offer proprietary and non-proprietary drilling tools to our customers on a rental basis. Our patented tools, including our drilling jars, rotating control heads and other pressure control equipment are designed and manufactured by us. We also offer a broad selection of third-party manufactured equipment and tools for the drilling, completion and workover of oil and gas wells. We offer these tools to our customers, primarily operators and drilling contractors, on a rental basis, allowing the customer to utilize unique equipment without the cost of holding that equipment in inventory.

      The rental of our proprietary and non-proprietary tools permits the equipment to be more efficiently used and allows us to receive value-added returns on the equipment. The breadth of our operations and locations allows us to manage and re-deploy our equipment to locations where the equipment is most needed. Our drilling tools include:

•	Drilling jars, drill pipe and related drill stem tools, drill collars, heavy weight pipe and drilling jars.

•	Fishing and downhole tools such as milling tools, casing cutters, fishing jars, spears and overshots, stabilizers, power swivels and bottom hole assemblies.

•	Pressure control equipment such as blow-out preventers, high pressure valves, accumulators, adapters and choke and kill manifolds.

•	Tubular handling equipment such as elevators, spiders, slips, tongs and kelly spinners.

Intervention Services

      Our intervention services help clients repair wells that have mechanical problems or that need work to prolong production to retrieve remaining oil and gas reserves. Our intervention products and services span the spectrum of fishing services, thru-tubing products and services, coiled tubing and wireline systems, production logging and solid tubular expandable technologies.

      Fishing Services — Fishing services are provided through teams of experienced fishing tool supervisors and a comprehensive line of fishing tools. Our teams provide conventional fishing services such as removing wellbore obstructions including lost equipment, tools, drill string segments and other debris that become caught during the drilling and completion of new wells. Specialty fishing tools required in these activities include fishing jars, milling tools, casing cutters, overshots and spears. Fishing services also provides well patches and extensive plug and abandonment services.

      Intervention Services — Intervention services includes wireline systems and services for completion activities, mechanical services, logging services, casing and tubing evaluation, production logging, perforating and pipe recovery. Intervention Services also provides thru-tubing services used in well re-entry activity that allow operators to perform complex drilling, completion and cementing activities from existing wellbores without removing existing production systems. Thru-tubing services and products include drilling motors, casing exits, fishing and milling, zonal isolation and other well remediation services.

      Solid Tubular Expandable Technologies — Proprietary expandable tools are also being developed for downhole solid tubular applications in well remediation, well completion and well construction. Solid tubular expandable products at Weatherford include the Expandable Liner Hangers (ELHTM), used to create liners and seals, and Metal SkinTM, used for well cladding to cut off zones, retro-fit corroded sections of casing and strengthen existing casing. Solid Tubular Expandables utilize both fixed cone and our compliant roller expansion technology. Weatherford currently expects to commercialize additional solid expandable applications during 2004 for well construction purposes, including slimbore and monobore applications. Both slimbore and monobore systems are designed to allow significant cost reductions by reducing consumables for drilling and completion of the wells, smaller rig platforms and reducing cuttings removal needs. The benefits are derived because of expandable technologies’ potential to significantly reduce or eliminate the reverse-telescoping technique used historically for well design.

Competition

      Our Drilling Services Division’s products and services are provided worldwide, and we compete in a variety of distinct segments with a number of competitors. Our major competitors are Baker Hughes, Halliburton, Schlumberger, Smith International and BJ Services. We also compete with Precision Drilling, Franks International and other regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on a number of factors including performance, safety, quality, reliability, service, price, response time and in some cases, breadth of products. We believe we are the industry leader in underbalanced services and tubular running services, and one of the largest providers of drilling products and cementing products in the world.

Production Systems Division

      In 2003, we formed our Production Systems Division, which provides completion systems, all forms of artificial lift and production optimization.

Completion Systems

      We offer our customers a comprehensive offering of completion products as well as engineered and integrated completion systems for oil and gas fields.

      These products and services include:

      Cased Hole Completion Systems — These systems are incorporated into the tubing string used to transport hydrocarbons from the reservoir to the surface. We offer a wide range of devices used to enhance the safety and functionality of the production string, including permanent and retrievable packer systems, sub-surface safety systems, specialized downhole isolation valves and associated servicing equipment.

      Sand Screens — Sand production often results in premature failure of artificial lift and other downhole and surface equipment and can obstruct the flow of oil and gas. Conventional sand screen products are used in the fluid-solid separation processes and have a variety of product applications. Our primary application of well screens is for the control of sand in unconsolidated formations. We offer premium, pre-pack and wire-wrap sand screens.

      The Production Systems Division also operates the water well and industrial screen business of Johnson, which was acquired in 2001. Served markets include water well, petrochemical, polymer/extrusion, mining and general industrial applications.

      Expandable Sand Screens (ESSTM) — Our Expandable Sand Screen systems are proprietary step-change sand control devices that reduce cost and improve production. The ESS consists of three layers, including slotted base pipe, filtration screens and an outer protective shroud. The ESS can be expanded utilizing a fixed cone and/or our proprietary rotary expansion systems. This system enables the ESS to be compliant with the walls of the well, which aids productivity because it stabilizes the wellbore and prevents sand from migrating into it. The ESS can replace complex gravel packing techniques in many sand control situations.

      As of December 31, 2003, we have expanded almost 30 miles of ESS in 250 installations around the world.

      Flow Control and Tool String — Flow control systems include completion and intervention equipment that provide the ability to manage production throughout the life of the well. Our flow control systems include standard flow control products such as nipples, locks, running and pulling tools, plugs and rolling systems. We also offer comprehensive engineering, design and installation capabilities.

Artificial Lift Systems

      Artificial lift systems are installed in oil wells that do not have sufficient reservoir pressure to raise the oil to the surface or that need to supplement the natural reservoir pressures to produce oil from the well. There are six principal types of artificial lift technologies used in the industry. We are the only company in the world able to provide all forms of lift including progressing cavity pumps, reciprocating rod systems, gas lift systems, electrical submersible pumps, hydraulic and other lift systems.

      Progressing Cavity Pumps — A progressing cavity pump (PCP) is a downhole pump controlled by an above-ground electric motor system connected to the downhole pump via sucker rods for the production of oil. These pumps are among the most operationally efficient and are designed to work in wells of depths up to 6,000 feet with production between 10 to 4,500 barrels of oil per day. We are also developing high temperature progressing cavity pumps for steam assisted gravity drilling (“SAGD”) applications. PCP’s have had particular success in heavy oil producing basins around the world.

      Reciprocating Rod Lift Systems — A reciprocating rod lift system is an artificial lift pumping system that uses an above-ground mechanical unit connected to a sucker rod and a downhole pump. It uses an up and down suction process to lift the oil from the reservoir. Reciprocating lift is used primarily for the production of oil from wells of depths up to 14,000 feet and production rates from 20 to 8,000 barrels per day. Reciprocating lift systems are generally more expensive to install than other systems but less costly to operate. We offer a complete package of products for rod lift applications ranging from traditional pump jacks to the state-of-the-art RotaFlex® long stroke pumping unit, as well as all downhole components, including the Corod® continuous sucker rod, traditional sucker rods and tubing anchors.

      Gas Lift Systems — Gas lift is a form of artificial lift that uses natural gas to lift oil in a producing reservoir to the surface. The process of gas lift involves the injection of natural gas into the well through an above-ground injection system and a series of downhole mandrels and gas lift valves. The gas injected into the system is either produced from and reinjected into the well, or is injected from gas produced from nearby wells. The injected gas acts as the lifting agent for the heavier oil. Gas lift systems are used primarily for offshore wells and those wells that have a high component of gas in the well or have a gas supply near the well. Gas lift systems are designed to operate at depths up to 15,000 feet with volumes up to 20,000 barrels of oil per day.

      Electrical Submersible Pumps — An electrical submersible pump (ESP) is an electric pump and motor placed downhole near the producing reservoir that is driven by an electric motor controller and supply system above ground. ESPs are designed to operate at depths of 9,000 to 12,000 feet with volumes from 800 to 20,000 barrels per day. Prior to 1999, we did not provide ESPs to the industry. In 1999, we entered into an alliance with Electrical Submersible Pumps, Inc., the world’s third largest supplier of this type of pump, to supply us with ESPs and to distribute them in selected markets. In 2002, we began manufacturing and distributing our own proprietary line of ESPs.

      Hydraulic Lift Systems — Hydraulic lift is a form of oil pumping system that uses an above-ground surface power unit to operate a downhole hydraulic pump (jet or piston) to lift oil from the reservoir. These systems are designed for wells at depths up to 20,000 feet with volumes up to 15,000 barrels per day. Hydraulic pumps are well-suited for wells with high volumes and low solids.

      Other Lift Systems — We also offer other forms of lift such as “plunger lift.” Plunger lift is the only artificial lift system that requires no assistance from outside energy sources. The typical system consists of a plunger (or piston), top and bottom bumper springs, a lubricator and a surface controller. The plunger cycles between the top and bottom bumper springs. As it travels to the surface, it creates a solid interface between the lifted gas below and produced fluid above to maximize lift energy. The travel cycle is controlled by a surface controller. Plunger lift is a low cost, easily maintained method of lift. It is particularly useful for dewatering gas wells and increasing production from wells with emulsion problems. Plunger lift also keeps wells free of paraffin and other tubing deposit problems and can be used to produce a well to depletion.

Production Optimization

      Production optimization is the process of increasing production, reducing production costs, or both, of oil and gas fields. The ultimate goal is to assist the operator in making better decisions that maximize profits. One of the major benefits of production optimization is that more production can be squeezed through existing infrastructure, deferring capital spending on the debottlenecking processes.

      We were one of the first companies to provide complete artificial lift well optimization services and products. We now offer proprietary software that works with artificial lift and intelligent completion systems to remotely monitor and control wells, as well as optimize field production, from a central location.

      Well Optimization — By providing intelligence at the well site and intelligence at the desktop, we provide the producer with a unique solution for optimizing each well individually. For well site intelligence, we offer specific controllers for each type of artificial lift. These controllers contain computers with specific logic to control the well during changes in the reservoir, artificial lift equipment or the well components. The operational changes are based on the parameters set by the well operator, either at the well site or at a desktop computer. The desktop software provides advanced analytical tools that allows the operator to make changes by controlling the well directly or by changing the parameters that the controller is using to operate the well.

      Reservoir Optimization — Our Intelligent Completion Technology (ICT) uses optical sensing to allow operators to remotely monitor the downhole pressure, temperature, flow rate, phase fraction, and seismic activity of each well and the surrounding reservoir. This advanced monitoring capability allows the operator to monitor the reaction of the reservoir to the production of the well. Combining this monitoring with multiple-zone downhole flow control allows field pressure management and shut off of unwanted flows of typically water or gas.

      Work Processes — We provide tools for optimizing work flow. These software tools assist the operators in tracking the needed operations to operate the field optimally. Tasks such as chemical injections, well workovers and injection allocation can easily generate unnecessary expenses by misprioritization of tasks, poor record-keeping and lack of analysis of the effectiveness of the total field operations. Our experienced consultants coupled with advanced software tools provide the operators with real-world answers on how to optimize the entire field’s operations.

      Production Services — Engineered ChemistryTM combines proprietary chemical solutions with internally developed oilfield equipment technologies. Our high-performance chemistry solutions include custom tailored chemical solutions for production, refining, completion, water treatment and other industrial processes, a total service package — product selection, application and optimization, precise formulations and multi-functional chemical formulations that include the only formulas certified for capillary injection.

Gas Services International

      Gas Services International (GSI) is a unit of our Production Systems Division, which offers total process system solutions for all aspects of natural gas production, including compression, processing and offshore floating production systems. GSI is located in Singapore and primarily services the Asia Pacific and Middle East regions.

Competition

      In our Production Systems Division, our principal competitors across all product lines are Baker Hughes, Halliburton and Schlumberger. We also compete with various smaller providers of completion equipment. In the area of intelligent wells, our main competitors are Schlumberger, Baker Hughes and WellDynamics. Robbins & Myers, Harbison Fischer, Lufkin, National-Oilwell and Dover Corporation are competitors exclusive to our artificial lift products. The principal methods of competition are performance, quality of products and services, reliability, price, technological innovation and industry reputation. According to Spears & Associates, we are a leading provider of completion equipment in the world and the world’s largest provider of progressing cavity pumps, reciprocating rod lift pump systems and hydraulic lift systems and are the only fully integrated provider of all lift systems.

Properties

      Our operations are conducted in approximately 100 countries. We currently have 85 manufacturing facilities and approximately 500 sales, service and distribution locations throughout the world. The following table describes the material facilities owned or leased by us as of December 31, 2003:

	Facility	Property
	Size	Size		Principal Services and Products
Location	(Sq. Ft.)	(Acres)	Tenure	Offered or Manufactured

Drilling Services:
Pearland, Texas	261,927	60.64	Owned	Fishing, drilling equipment, pipe
Dubai, UAE	252,378	5.79	Leased	Underbalanced services and machine shop
Houma, Louisiana	175,000	13.00	Owned	Cementing products
Houston, Texas(1)	173,000	18.19	Owned	Research and development
Songkhla, Thailand	160,598	3.69	Leased	Well installation services, fishing
Forus, Norway(1)	153,654	11.40	Leased	Downhole services, well installation services, drilling equipment, thru tubing, cementing, fishing, re-entry, well intervention, completion systems
Nisku, Alberta, Canada	149,193	27.79	Owned	Drilling equipment, fishing, wireline, underbalanced services
Perth, Australia(1)	120,878	2.77	Leased	Well installation services, fishing, drilling equipment, completion systems
Neuquen, Argentina(1)	107,639	2.47	Leased	Well installation services, downhole and underbalanced services, fishing, cementing, drilling equipment
Shekou, China(1)	100,518	2.31	Leased	Fishing, drilling equipment, well installation services, liner hangers, expandables, cased hole
Loyang, Singapore	93,947	2.16	Leased	Fishing, drilling equipment, well installation services, cementing
El Yopal, Colombia	85,078	2.61	Owned	Cementing, drilling equipment, fishing, tubulars
Ventura, California	81,355	4.53	Leased	Power tong equipment, well service work-over equipment
Corpus Christi, Texas	78,262	8.20	Owned	Fishing, drilling equipment, rotating heads
Jakarta, Indonesia(1)	73,205	1.70	Leased	Fishing, drilling equipment, completion systems
Langenhagen, Germany(1)	71,834	3.41	Leased	Power and mechanized equipment, control systems, cementing products, completion systems, research and development
Darwin, Australia(1)	71,688	1.65	Leased	Well installation services, fishing, drilling equipment, completion systems
Houston, Texas	71,242	14.55	Owned	Directional drilling, jar repair, MWD guidance systems
Jakarta, Indonesia	61,375	1.43	Leased	Cementing

	Facility	Property
	Size	Size		Principal Services and Products
Location	(Sq. Ft.)	(Acres)	Tenure	Offered or Manufactured

Production Systems:
New Brighton, Minnesota	211,600	36.58	Owned	Water well and industrial screens
Dyce, Scotland	148,379	8.67	Leased	Expandable slotted tubulars
Houston, Texas	130,000	14.00	Owned	Sand screens
Woodward, Oklahoma	118,000	49.58	Leased	Reciprocating rod and hydraulic lift
Huntsville, Texas(1)	112,648	20.00	Owned	Liner hangers, packers, completion systems
Edmonton, Alberta, Canada	108,797	11.34	Owned	Reciprocating rod lift, progressing cavity pumps
Greenville, Texas	108,300	26.43	Owned	Reciprocating rod lift, electric submersible pumps
Nisku, Alberta, Canada	104,000	7.40	Owned	Reciprocating rod lift
Sao Leopoldo, Brazil	103,490	9.46	Owned	Progressing cavity pumps
Brisbane, Australia	98,658	4.04	Leased	Water well and industrial screens
Colorado Springs, Colorado	94,000	60.62	Owned	Reciprocating rod lift, electrical submersible pumps
Caxias do Sul, Brazil(1)	81,590	17.49	Owned	Packers, liner hangers
Availles-en-Chatellerault, France	79,793	11.58	Leased	Screen fabrication
Scott, Louisiana	79,713	7.59	Owned	Tools for flow control, cased hole, safety valves
Longview, Texas	79,086	17.63	Owned	Reciprocating rod lift
Lloydminster, Alberta, Canada	77,700	6.81	Owned	Progressing cavity pumps
Rio Tercero, Argentina	77,611	7.11	Owned	Reciprocating rod and gas lift
Leetsdale, Pennsylvania	77,559	4.00	Leased	Drilling fluids, completion chemicals
Neuquen, Argentina(1)	70,342	1.62	Owned	Liner hangers, packers, anchors, bridge plugs, on-off tools
New Iberia, Louisiana(1)	69,804	18.80	Owned	Liner hangers, sand screens, completion systems
Newcastle, Australia	67,576	4.35	Owned	Mining and urethane screens
Kingwood, Texas	63,710	10.47	Leased	Well optimization equipment
Corporate:
Houston, Texas	243,115	—	Leased	Corporate offices

(1)	Facility is shared by our Drilling Services and Production Systems Divisions.

Other Business Data

Raw Materials

      We purchase a wide variety of raw materials as well as parts and components made by other manufacturers and suppliers for use in our manufacturing. Many of the products sold by us are manufactured by other parties. We are not dependent on any single source of supply for any of our raw materials or purchased components; however, the loss of one or more of our suppliers in our Production Systems Division could disrupt production.

Customers and Backlog

      Our principal customers consist of major and independent oil and natural gas producing companies. During 2003, 2002 and 2001, none of our customers accounted for more than 10% of consolidated revenues.

      Our backlog consists of customer orders for which a purchase order has been received, satisfactory credit arrangements exist and delivery is scheduled. The respective sales backlog for our Production Systems Division was approximately $141 million as of January 2004 and approximately $89 million for the comparable period in the prior year. All backlog is expected to be shipped during 2004. Our Drilling Services Division does not have backlog as it is primarily service related.

Research and Development and Patents

      We maintain world-class technology and training centers in Houston, Texas and Aberdeen, Scotland whose activities are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and enhanced reservoir productivity. Our expenditures for research and development totaled $82.9 million in 2003, $79.6 million in 2002 and $50.8 million in 2001.

      As many areas of our business rely on patents and proprietary technology, we have followed a policy of seeking patent protection both inside and outside the United States for products and methods that appear to have commercial significance. In the United States, we currently have 523 patents issued and over 450 pending. We have 857 foreign patents issued and over 1,200 pending. We amortize patents over the years expected to be benefited, ranging from 3 to 20 years.

      Many of our patents provide us with competitive advantages in our markets. Important patented products and technologies include (1) our expandable slotted and solid tubular products, many of which are sold pursuant to a license from Shell, (2) our underbalanced drilling products and services, including our “Virtual Riser” offshore pressure control system, Williams high pressure rotating heads, internal riser rotating control head for deepwater drilling and our chemicals and foam technology and (3) fiber optic sensing systems for intelligent completion systems.

      Although in the aggregate our patents are of considerable importance to the manufacturing and marketing of many of our products, we do not believe that the loss of one or more of our patents would have a material adverse effect on our business.

Seasonality

      Weather and natural phenomena can temporarily affect the sale and performance of our products and services. Spring months in Canada and winter months in the North Sea tend to negatively affect operations, but the widespread geographical locations of our operations serve to mitigate the impact of the seasonal nature of our business.

Insurance

      We currently carry a variety of insurance for our operations. We are partially self-insured for certain claims in amounts we believe to be customary and reasonable.

      Although we believe we currently maintain insurance coverage adequate for the risks involved, there is always a risk our insurance may not be sufficient to cover any particular loss or that our insurance may not cover all losses. For example, while we maintain product liability insurance, this type of insurance is limited in coverage and it is possible an adverse claim could arise in excess of our coverage. Finally, insurance rates have in the past been subject to wide fluctuation. During 2003, our cost of insurance and self-insured retention levels increased substantially. Changes in coverage, insurance markets and our industry may result in further increases in our cost and higher deductibles and retentions.

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

      In 2001, we paid an aggregate of $152,682 to the EPA to settle as a de minimus party to the Casmalia, California Superfund Site. In September 2001, we were notified by the Texas Commission on Environmental Quality (“TCEQ”) that we were named as a party to the Voda Petroleum site in Clarksville City, Texas. This matter is in the preliminary stages, and based on the information provided by the TCEQ, it appears that we will be a de minimus party.

      In October 2002, we were notified by a third party that we may be a potentially responsible party to the Force Road Oil and Vacuum Truck Company Superfund site in Brazoria County, Texas. This matter is in the preliminary stages, and based on the information provided, if we are named as a party by the TCEQ, it appears we will be a de minimus party.

      Our 2003 expenditures to comply with environmental laws and regulations were not material, and we currently expect the cost of compliance with environmental laws and regulations for 2004 also will not be material.

Employees

      We currently employ approximately 16,700 employees. Certain of our operations are subject to union contracts. These contracts, however, cover less than one percent of our employees. We believe that our relationship with our employees is generally satisfactory.

Forward-Looking Statements

      This report, as well as other filings made by us with the Securities and Exchange Commission (“SEC”), and our releases issued to the public contain various statements relating to future results, including certain projections and business trends. We believe these statements constitute “Forward-Looking Statements” as defined in the Private Securities Litigation Reform Act of 1995.

      From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” below and the following:

•	A downturn in market conditions could affect projected results. Any material changes in oil and gas supply and demand, oil and gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information provided by us. The oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Through the beginning of 2002, prices for oil and natural gas decreased, reflecting diminished demand attributable to political and economic issues. In the latter part of 2002, prices for oil and natural gas increased. However, with the exception of Canada, producers did not increase drilling due to the political and economic uncertainty. During 2003, North American drilling activity increased; however, if an extended regional and/or worldwide recession would occur, it would result in even lower demand and lower prices for oil and gas, which would adversely affect our revenues and income. At this time, we have assumed increases in worldwide demand will continue throughout 2004.

•	Our future success depends upon our ability to adapt to the changing market environment in North America. There is an excess investment in capital assets in our industry in the North American market. In addition, there are low barriers to entry. Our success depends on our ability to lower our cost structure. Our forward-looking statements assume we will be successful in reducing our cost structure and adapting to the changing environment.

•	A material disruption in our manufacturing could adversely affect some divisions of our business. We have undertaken an initiative to consolidate and outsource certain of our manufacturing operations. Our forward-looking statements assume any manufacturing consolidation and outsourcing will be completed without material disruptions. If there are disruptions or excess costs associated with manufacturing changes, our results could be adversely affected.

•	Availability of a skilled workforce could affect our projected results. The workforce and labor supply in the oilfield service industry is aging and diminishing such that there is an increasing shortage of available skilled labor. Our forward-looking statements assume we will be able to maintain a skilled workforce.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, to obtain technologically advanced products through internal research and development and/or acquisitions, and to expand the markets for new technology through leverage of our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to underbalanced drilling, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services.

•	Nonrealization of expected benefits from our 2002 corporate reincorporation could affect our projected results. We expected to gain certain business, financial and strategic advantages as a result of our reincorporation, including improvements to our global tax position and cash flow. An inability to realize expected benefits of the reincorporation in the anticipated time frame, or at all, would negatively affect the anticipated benefit of our corporate reincorporation.

•	Nonrealization of expected benefits of our change in divisional structure could adversely affect our projected results. In 2003, we realigned our operational structure from three divisions to two divisions. Our forward-looking statements assume there will be no material disruption to our operations and we will realize anticipated cost savings.

•	A decline in the fair value of our investment in Universal that is other than temporary would adversely affect our projected results. In the third quarter of 2002, we determined the decline in Universal’s stock price was other than temporary and recorded a write-down in the carrying value of the investment. In connection with the reduction in the carrying value, we recognized a tax benefit related to the difference between the book carrying value and the tax basis of the investment. We can make no assurances that there will not be an additional decline in value of our investment in Universal or that any such decline would be temporary. Any decline may result in an additional write-down in the carrying value of our investment in Universal and would adversely affect our results.

•	The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of December 31, 2003, we had approximately $1.6 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currencies.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies. Any further military action undertaken by the United States or other countries could adversely affect our results of operations.

Risk Factors

      An investment in our common shares involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described below, as well as other information included and incorporated by reference in this report.

Low oil and gas prices adversely affect demand for our products and services.

      Low oil and gas prices adversely affect demand throughout the oil and natural gas industry, including the demand for our products and services. As prices decline, we are affected in two significant ways. First, the funds available to our customers for the purchase of goods and services decline. Second, exploration and drilling activity decline as marginally profitable projects become uneconomic and are either delayed or eliminated. Accordingly, when oil and gas prices are relatively low, our revenues and income will be adversely affected.

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

We have significant foreign operations that would be adversely impacted in the event of war, political disruption, civil disturbances and changes in global trade policies.

      Like most multinational oilfield service companies, we have operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia Pacific region and the Commonwealth of Independent States that are inherently subject to risks of war, political disruption, civil disturbance and changes in global trade policies that may:

•	disrupt oil and gas exploration and production activities;

•	negatively impact results of operations;

•	restrict the movement and exchange of funds;

•	inhibit our ability to collect receivables;

•	lead to U.S. government or international sanctions; and

•	limit access to markets for periods of time.

Our significant operations in foreign countries expose us to currency fluctuation risks.

      Approximately 30.6% of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section in our Consolidated Balance Sheets. We recognize remeasurement and transactional gains and losses on currencies in our Consolidated Statements of Operations. Such remeasurement and transactional losses may adversely impact our results of operations.

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

      Although we maintain insurance to cover potential claims and losses, we could become subject to a judgment for which we are not adequately insured. Additionally, the terrorist attacks that occurred in the U.S., as well as other factors, have generally increased the cost of insurance for companies, including ours. Significant increases in the cost of our insurance and more restrictive coverages may adversely impact our results of operations.

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

      On June 26, 2002, the stockholders and Board of Directors of Weatherford International, Inc. approved our corporate reorganization and Weatherford International Ltd., a newly formed Bermuda company, became the parent holding company of Weatherford International, Inc. The realization of the tax benefit of this reorganization could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing authorities.

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

      See “Item 1. Business — Properties” on page 10 of this report, which is incorporated by reference into this item.

Item 3.	Legal Proceedings

      In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses, and we are subject to various self-retention limits and deductibles with respect to our insurance.

      See “Item 1. Business — Other Business Data — Federal Regulation and Environmental Matters” on page 13 of this report, which is incorporated by reference into this item.

      Although we are subject to various ongoing items of litigation, we do not believe any of the items of litigation to which we are currently subject will result in any material uninsured losses to us. It is possible, however, an unexpected judgment could be rendered against us in the cases in which we are involved that could be uninsured and beyond the amounts we currently have reserved.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

      Our common shares are traded on the New York Stock Exchange under the symbol “WFT.” As of March 1, 2004, there were 1,443 shareholders of record. Additionally, there were 1,568 stockholders of Weatherford Inc. as of the same date who had not yet exchanged their shares. The following table sets forth, for the periods indicated, the range of high and low sales prices per common share as reported on the New York Stock Exchange.

	Price

	High	Low

Year ending December 31, 2003
First Quarter	$42.67	$35.05
Second Quarter	47.70	37.07
Third Quarter	41.74	34.91
Fourth Quarter	39.00	31.30
Year ending December 31, 2002
First Quarter	$49.80	$32.55
Second Quarter(a)	54.25	42.73
Third Quarter	45.19	33.10
Fourth Quarter	43.70	34.86

(a)	On June 26, 2002, Weatherford International Ltd. became the parent holding company of Weatherford International, Inc. as a result of a corporate reorganization. Each share of common stock of Weatherford International, Inc. automatically converted into the right to receive a common share of Weatherford

International Ltd. Thus, the stockholders of Weatherford International, Inc. became the shareholders of Weatherford International Ltd.

      On March 1, 2004, the closing sales price of our common shares as reported by the New York Stock Exchange was $46.67 per share. We have not declared or paid cash dividends on our common shares since 1984, and we do not currently anticipate paying cash dividends on our common shares at any time in the foreseeable future.

      In addition to our common shares, we currently have outstanding $910.0 million face amount of Zero Coupon Convertible Senior Debentures due 2020. These debentures were issued by Weatherford International, Inc. and have the following material terms:

•	Mature on June 30, 2020.

•	Original discount of $408.4 million, providing the holders with an annual 3% yield to maturity.

•	Holders may convert at any time prior to maturity at a conversion rate of 9.9970 common shares per $1,000 principal amount at maturity.

•	We may redeem these debentures on or after June 30, 2005 at the accreted principal amount at the time of redemption.

•	Holders also may require us to repurchase these debentures on June 30, 2005, June 30, 2010 and June 30, 2015 at the issue price plus accrued original issue discount, and we may, at our election, repurchase the debentures for cash, common shares or a combination thereof.

•	Are an unsecured obligation ranking equal in right of payment with all other unsecured and unsubordinated indebtedness and ranking senior to any future subordinated indebtedness.

      On July 3, 2003, we completed a public offering of ten million common shares in exchange for $400.0 million in cash proceeds. The proceeds were used to redeem the $402.5 million principal amount of our 5% Convertible Subordinated Preferred Equivalent Debentures due 2027.

      On March 1, 2002, we issued a warrant to purchase up to 3.2 million of our common shares at $60 per share as part of the consideration given to obtain a worldwide license to Shell Technology Ventures’ expandable technology. This warrant has a nine-year exercisable life beginning one year after the issue date.

      Information concerning securities authorized for issuance under equity compensation plans is set forth in Part III of this report under “Item 12. Security Ownership of Certain Beneficial Owners and Management — Equity Compensation Plan Information,” which section is incorporated herein by reference.

Item 6.	Selected Financial Data

      The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The following information may not be deemed indicative of our future operating results.

	Year Ended December 31,

	2003(a)	2002(b)	2001(c)	2000(c)(d)	1999(c)

	(In thousands, except per share amounts)
Statements of Operations Data:
Revenues	$2,591,408	$2,328,930	$2,328,715	$1,814,261	$1,240,200
Operating Income	281,654	65,387	409,474	120,328	66,818
Income (Loss) From Continuing Operations	143,352	(6,030)	214,651	(38,892)	16,206
Basic Earnings (Loss) Per Share From Continuing Operations	1.13	(0.05)	1.88	(0.36)	0.16
Diluted Earnings (Loss) Per Share From Continuing Operations	1.09	(0.05)	1.76	(0.36)	0.16
Balance Sheet Data:
Total Assets	$5,000,212	$4,494,989	$4,296,362	$3,461,579	$3,513,789
Long-term Debt	1,379,611	1,513,907	1,499,794	1,132,676	629,103
Shareholders’ Equity	2,708,068	1,974,496	1,838,240	1,338,458 (e)	1,843,684
Cash Dividends Per Share	—	—	—	—	—

(a)	In August 2003, we incurred $20.9 million, $13.6 million net of taxes, of debt redemption expenses related to the early extinguishment of our Convertible Preferred Debentures.

(b)	In 2002, we recorded a $217.1 million non-cash write-down of our investment in Universal and a $15.4 million restructuring and asset impairment charge related to a rationalization of our businesses in light of industry conditions. The net after tax impact of these charges was $156.2 million.

(c)	The years ended December 31, 2001, 2000 and 1999 reflect goodwill amortization, net of taxes, of $36.9 million, $34.3 million and $22.0 million, respectively. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 and ceased the amortization of goodwill.

(d)	In connection with the merger of essentially all of our Compression Services Division into Universal and the resulting de-consolidation of our division, we recognized an impairment charge of $56.3 million, $43.0 million net of taxes, and a $76.5 million deferred tax provision.

(e)	In April 2000, we distributed our Grant Prideco, Inc. subsidiary to holders of our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2003, and our capital resources and liquidity as of December 31, 2003 and 2002. Our discussion begins with an executive overview which provides a general description of our company today, a discussion of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for 2004. Next, we analyze the results of our operations for the last three years, including the trends in the overall business and our operating segments, followed by a discussion of our severance, restructuring and asset impairment charges. Then we review our cash flows and liquidity, capital resources and contractual commitments. A summary follows of the critical accounting judgments and estimates that we have made which we believe are most important to an understanding of our MD&A and our consolidated financial statements, as well as a discussion of a recently issued accounting pronouncement.

      The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in “Item 8. Financial Statements and Supplementary Data.” Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section entitled “Item 1. Business — Forward-Looking Statements.”

Overview

General

      Weatherford provides equipment and services used for drilling, completion and production of oil and natural gas wells throughout the world. Historically we operated as three segments: Drilling and Intervention Services, Completion Systems and Artificial Lift Systems. In April 2003, we made a strategic decision to realign our three segments and we now operate under two segments: Drilling Services and Production Systems.

      As a result of this realignment, the discussion of our results of operations is based on the new segments. In addition to these two segments, we historically operated a Compression Services Division. In February 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of Universal common stock, or approximately 44% of Universal’s common stock currently outstanding.

      Effective June 26, 2002, we changed our place of incorporation from Delaware to Bermuda. Weatherford International Ltd. (“Weatherford Limited”), a Bermuda exempted company, became the parent holding company of Weatherford International, Inc. (“Weatherford Inc.”) following a corporate reorganization. Each share of common stock of Weatherford Inc. automatically converted into the right to receive a common share of Weatherford Limited. Thus, the stockholders of Weatherford Inc. became the shareholders of Weatherford Limited. The reorganization has been accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to our consolidated amounts of assets, liabilities or shareholders’ equity.

Industry Trends

      Changes in the worldwide demand for and price of oil and natural gas affect all of our businesses. The price of oil and natural gas is subject to much volatility. Over the last several years, rig counts have fluctuated due to world economic and political trends that influence the supply and demand for energy, the price of oil and natural gas and the level of exploration and drilling for those commodities. In the last three years, oil reached a high of $37.83 per barrel in March of 2003 and a low of $17.45 per barrel in November of 2001. Natural gas prices topped at $9.82 per MM/ BTU in January of 2001 and bottomed at $1.83 per MM/ BTU in September of 2001.

      The following chart sets forth certain statistics that reflect historical market conditions:

			North
			American
		Henry Hub	Rig	International Rig
	WTI Oil(1)	Gas(2)	Count(3)	Count(3)

2003	$32.52	$6.189	1,531	803
2002	31.20	4.789	1,204	753
2001	19.84	2.570	1,185	747

(1)	Price per barrel as of December 31 — Source: Applied Reasoning, Inc.

(2)	Price per MM/ BTU as of December 31 — Source: Oil World

(3)	Average rig count for December — Source: Baker Hughes Rig Count

      Historically, the majority of worldwide drilling activity has been concentrated in North America. From mid-1999 through mid-2001, North American rig count improved steadily, peaking in the first quarter of 2001 at 1,717 rigs. The level of drilling and completion spending in North America also improved steadily for this same time period with an overall improvement greater than 100%. During the latter part of 2001, the rig count started to decline, and the decline continued through mid-2002. Since mid-2002, the North American rig count has improved to a fourth quarter 2003 rig count average of 1,516 rigs; however, the level of drilling and completion spending in North America has not returned to 2001 spending levels. According to Spears & Associates, the 2003 level of spending remained approximately 30% less than 2001 spending levels.

      Drilling and completion spending has grown faster in international markets than in North America. According to Spears & Associates, international drilling and completion spending has steadily increased since 1999, and the total spending in 2003 reached record levels of over $45 billion. The international market experienced a 5% improvement in 2003 average annual rig count as compared to 2002. Rig count activity improvements of 14%, 5% and 4% in Latin America, the Middle East and Asia Pacific, respectively, offset slight declines in Europe and Africa.

Opportunities and Challenges

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

      We are in the midst of a major secular change in the industry. Capital spending is leaving the U.S. oilfield. Production decline rates are accelerating worldwide and are the most pronounced in North America where the fields are the most mature. Capital that until recently was invested in the U.S. is being redistributed internationally, primarily in large project developments underway in Russia, the Caspian Region and the Middle East. Excluding China and the CIS, international expenditures for drilling and completion already represent about 60% of the industry total. Opportunities will exist for those companies that can capture a large share of the Eastern Hemisphere growth without incurring undue risk. We have developed a strong service infrastructure throughout all of the world’s major oil and natural gas producing areas excluding Russia. Leveraging our extensive footprint outside of North America and our expansion into Russia have become increasingly important components of our international growth strategy, and management intends to execute these components of our strategy either through organic means or acquisitions, or a combination thereof.

      While leveraging our international footprint, we must reduce our cost structure in the mature U.S. land markets. The primary barrier to this strategy is the ability to reduce the cost structure without disrupting the normal course of business. To improve our returns worldwide, we began a company-wide cost reduction effort in 2002 and are continuing to work towards a further reduction in our manufacturing costs. Initiatives such as plant consolidation, engineering rationalization and third party outsourcing were undertaken. Productivity gains and cost reductions are expected to be realized gradually throughout the upcoming years.

      The maturity of the world’s oil and gas reservoirs, the accelerating production decline rates and the focus on complex deepwater wells are causing changes throughout our industry. Customers are demanding more efficient tools to produce oil and gas. We have invested a substantial amount of our time and capital into developing production-enabling technologies, and a component of our growth strategy depends upon the successful commercialization of these technologies. A technology-based growth strategy offers both opportunity and risk. For example, two of our initial technology offerings were our underbalanced drilling services and expandable sand screens. Our underbalanced services have achieved worldwide market acceptance and are now a key component of our core business. The commercialization of our expandable sand screens has been more difficult. During 2002, we pulled the expandable sand screen product line off the shelf for re-engineering. Although the product has been re-introduced to the marketplace, the necessary re-engineering required additional investments and delayed customer acceptance. During 2004, we expect to have the opportunity to accelerate customer acceptance of this product.

Outlook

      In 2004, we estimate an approximate 4% increase in both worldwide drilling activity as well as worldwide drilling and completion spending as compared to second half 2003 levels. We expect top line growth from both our core businesses and our technology driven new product and service offerings. More specifically, we expect the markets and our business strategies to affect our results as follows:

      North America. The North American market is a very mature market, and we expect our business in both the U.S. and Canada to remain relatively flat for 2004. We anticipate the U.S. annual rig count will average slightly above the 2003 average level of 1,032 rigs; however, we do not see any improvement in the Gulf of Mexico for the year. Furthermore, we do not anticipate any improvement in pricing trends. Canada will have its seasonal trends with a strong first quarter and then a decline during the second quarter for spring breakup.

      International. Overall, we expect international drilling activity to improve 8% in 2004 as compared to the second half of 2003. The Middle East, Russia and the Caspian Region are projected to have the strongest growth. Africa should continue to see improvement in drilling activity in 2004, as it was the site for a number of world-class oil and gas discoveries in recent years. Furthermore, drilling activity in Europe is expected to be positive, reversing a two-year downtrend, while activity in Latin America and Asia Pacific is expected to remain relatively flat.

      We expect our business to grow by about 10% to 15% over fourth quarter 2003 levels in the Eastern Hemisphere and selected Latin American markets. Our business in the Middle East is projected to outperform activity levels due to the introduction of new products and our ability to leverage our global footprint. The intensity of revenues per international rig or well drilled will rise consistently throughout the year as the international markets carry 2004 earnings growth.

      Technology. We expect revenues from our technology products to grow approximately 25% from 2003 levels. We also expect these technology products will fuel much of the prospective performance in our international markets. Our underbalanced services is our fastest growing technology. We anticipate an increase in underbalanced margins as months of high engineering and training expenditures are behind us. Our drilling with casing technologies are gaining acceptance throughout international markets and have the potential to become a core business. Our production optimization is expected to do well in both the Eastern Hemisphere and Latin America, as it is used for field rehabilitation. The engineering and commercialization of our intelligent completion systems is on plan and expected to become profitable in 2004. Our near term outlook is cautiously optimistic as it relates to our expandables technology.

      Overall, the level of market improvements for our businesses in 2004 will continue to be heavily dependent on our ability to reduce our cost structure in the North American markets, our gains in market share outside North America and the acceptance of our new technologies. The continued strength of the industry is uncertain and will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC (Organization of Petroleum Exporting Countries) and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

Results of Operations

      The following charts contain selected financial data comparing our consolidated and segment results from operations for 2003, 2002 and 2001. We are unable to provide certain information regarding our results excluding the impact of acquisitions due to the integration of these acquisitions into our operations. Comparative revenue trends excluding acquisitions only exclude those acquisitions for which revenue information has been separately maintained.

Comparative Financial Data

	Year Ended December 31,

	2003	2002		2001

	(In thousands, except percentages
	and per share data)
Revenues:
Drilling Services	$1,493,604	$1,374,867		$1,441,067
Production Systems	1,097,804	954,063		860,709
Compression Services	—	—		26,939

	2,591,408	2,328,930		2,328,715
Gross Profit %:
Drilling Services	31.9%	31.5%		38.0%
Production Systems	25.9	27.7		29.0
Compression Services	—	—		15.0

	29.4	30.0		34.4
Research and Development:
Drilling Services	$41,996	$33,461		$27,813
Production Systems	40,933	46,125		22,878
Compression Services	—	—		86

	82,929	79,586		50,777
Selling, General and Administrative Attributable to Segments:
Drilling Services	200,138	177,690		191,539
Production Systems	168,802	138,331		127,397
Compression Services	—	—		4,551

	368,940	316,021		323,487	(b)
Corporate General and Administrative	42,202	43,998		39,669
Equity in (Earnings) Losses of Unconsolidated Affiliates, Net of Impairment Charge	(14,947)	192,753		(21,528	)(b)
Operating Income (Loss):
Drilling Services	234,659	222,265		328,767
Production Systems	74,250	79,873		99,445
Compression Services	—	—		(597)
Corporate	(27,255)	(236,751	)(a)	(18,141)

	281,654	65,387		409,474	(b)
Interest Expense	(76,731)	(85,523)		(74,006)
Other, Net	8,696	7,660		502
Effective Tax Rate	26.0%	44.3%		36.3%
Net Income (Loss)	$143,352	$(6,030)		$214,651	(b)
Net Income (Loss) per Diluted Share	1.09	(0.05)		1.76
Depreciation and Amortization	232,679	214,918		208,129

(a)	Includes $217.1 million related to a write-down in our investment in Universal and $15.4 million for a restructuring and asset impairment charge related to a rationalization of our businesses in light of industry conditions. The net after tax impact of these charges was $156.2 million.

(b)	Selling, general and administrative attributable to segments and equity in (earnings) losses of unconsolidated affiliates, net of impairment charge include $36.1 million and $3.4 million, respectively, of goodwill amortization. Total goodwill amortization was $36.9 million net of taxes. Effective January 1, 2002, we adopted SFAS No. 142 and ceased the amortization of goodwill.

Consolidated Revenues by Geographic Region

	Year Ended
	December 31,

	2003	2002	2001

U.S.	33%	33%	41%
Canada	17	14	14
Latin America	9	9	11
Europe, CIS and West Africa	20	20	15
Middle East and North Africa	12	13	9
Asia Pacific	9	11	10

Total	100%	100%	100%

Company Results

Revenues

      Consolidated revenues increased $262.5 million, or 11.3%, in 2003 as compared to 2002 primarily as a result of growth in international business, revenue contributions from our 2002 acquisitions and technology product lines. This increase was partially offset by weaker U.S. pricing. North American revenues increased $202.7 million, or 18.5%, due to a 28% increase in the average annual North American rig count and a $33.6 million contribution from 2002 acquisitions. Our international revenues improved $59.8 million, or 4.8%, as compared to a 5% increase in the average annual international rig count. Revenues from our Latin America and Middle East and North Africa regions increased 20.4% and 9.3%, respectively, and were offset by a 14.8% decline in our Asia Pacific region.

      Consolidated revenues in 2002 were flat as compared to the prior year. The incremental revenues from acquisitions and our technology products, specifically our underbalanced drilling services, expandables and intelligent completions, were offset by the impact of deteriorated market conditions, primarily in the U.S. Our technology products increased approximately $60 million and comprised 12% of our 2002 consolidated revenues. International revenues improved 18.0% despite a relatively flat average annual international rig count. Our international acquisitions contributed more than $107 million to our revenue growth. Most international regions experienced significant gains, led by a 30% increase in the Middle East and North Africa, excluding the impact of acquisitions. North American revenues declined 14.6% due to a 26.9% decline in the average annual rig count and were offset by incremental contributions of more than $85 million from acquisitions.

Gross Profit

      Our gross profit percentage has continued to decrease from 34.4% in 2001 to 30.0% in 2002 and to 29.4% in 2003. The sequential declines are primarily attributable to continued pricing pressures in the U.S. market and a shift in our product mix. In the fourth quarter of 2001, the U.S. market started to weaken, and we experienced the beginnings of lower volume and pricing pressures that continued throughout 2002 and 2003. Our 2002 gross profit percentage was also impacted by our restructuring and asset impairment charge recorded during the year.

Research and Development

      Research and development expenses increased $3.3 million, or 4.2%, in 2003 as compared to 2002 and $28.8 million, or 56.7%, in 2002 as compared to 2001. Research and development expenses as a percentage of revenues were 3.2%, 3.4% and 2.2% in 2003, 2002 and 2001, respectively. In 1999 through 2001, we made significant acquisitions in several production-enhancing products and services. The increases in expenditures beginning in 2002 reflects our commitment to developing and commercializing these products and services, including underbalanced drilling services, expandable tubular technology, optical sensing systems and production optimization systems.

Selling, General and Administrative Attributable to Segments

      Selling, general and administrative expenses attributable to segments as a percentage of revenues was 14.2% in 2003, 13.6% in 2002 and 13.9% in 2001. The increase in 2003 from 2002 is due primarily to $5.6 million of additional intangible asset amortization, $4.8 million in increased insurance costs, $2.0 million of severance and severance related costs recorded in connection with the realignment of our segments and $1.0 million of employee stock-based compensation expense. Selling, general and administrative expenses as a percentage of revenues decreased in 2002 as compared to 2001 primarily related to the non-amortization of goodwill in 2002. Goodwill amortization attributable to segments in 2001 was $36.1 million. The decrease was partially offset by a $8.0 million increase in intangible asset amortization and costs associated with the expansion of our underbalanced services infrastructure.

Corporate General and Administrative

      Our 2002 corporate general and administrative expenses included $4.5 million of transaction related expenses in connection with our reorganization in 2002. On a comparative basis, excluding these transaction costs, 2003 corporate general and administrative expenses increased by $2.6 million due primarily to increased insurance costs and additional employee benefit expenses, including the expensing of employee stock-based compensation resulting from the adoption of SFAS No. 123.

Equity in (Earnings) Losses of Unconsolidated Affiliates

      Our 2002 equity in (earnings) losses of unconsolidated affiliates includes a $217.1 million write-down of our investment in Universal, as we determined the decline in market value was other than temporary.

Interest Expense

      Interest expense decreased $8.8 million, or 10.3%, in 2003 as compared to 2002, primarily related to the August 2003 redemption of our $402.5 million Convertible Preferred Debentures, the full year benefit generated by interest rate swaps on our 7 1/4% Senior Notes and lower interest rates on our short-term borrowings. This decrease was partially offset by additional interest expense associated with the October 2003 issuance of our $250.0 million 4.95% Senior Notes.

      In 2002, our interest expense increased $11.5 million from 2001 primarily due to a full year of interest on our $350.0 million 6 5/8% Senior Notes issued in November 2001, partially offset by the incremental benefit from our interest rate swaps on our 7 1/4% Senior Notes and lower average interest expense on floating rate debt.

Other, Net

      Our other income increased $7.2 million in 2002 as compared to 2001 primarily due to an increase in asset sales.

Income Taxes

      Our effective tax rates were 26.0% in 2003, 44.3% in 2002 and 36.3% in 2001. Excluding the write-down in our investment in Universal, the restructuring and asset impairment charge and related taxes, our 2002 effective tax rate was 32.3%. The decrease in the effective tax rate from 2003 to 2002 reflects the continued benefits realized from our June 2002 corporate reorganization. The decrease in 2002 over 2001 is primarily due to the impact of non-amortization of goodwill on earnings before taxes in 2002, benefits of our corporate reorganization and the favorable settlement of several audits in various taxing jurisdictions.

Segment Results

Drilling Services

      Drilling Services revenues increased $118.7 million, or 8.6%, in 2003 as compared to 2002 and decreased $66.2 million, or 4.6% in 2002 as compared to 2001. North American revenues increased 16.7% in 2003, primarily as a result of a 28% increase in the average annual North American rig count and were offset by lower pricing in the U.S. International revenues increased 3.1% in 2003 as compared to a 5% increase in the average annual international rig count. The most significant 2003 international growth was in our Latin America and the Middle East and North Africa regions, where revenues increased 19.1% and 8.8%, respectively. This was offset by decreases of 3.1% and 3.0%, respectively, in Europe and West Africa and Asia Pacific. In 2002, international revenues improved in nearly all markets and were led by a 36.4% increase in the Middle East and North Africa and a 29.5% increase in Europe and West Africa. North American revenues declined $179.8 million, or 24.4%, in 2002 due to an average annual rig count decline of 26.9%. Acquisitions contributed more than $45 million in incremental revenue during 2002.

      Gross profit as a percentage of revenue declined from 38.0% in 2001 to 31.5% in 2002 and remained flat during 2003. The decline was due to pricing pressures and lower volumes in the U.S. market, as well as a change in product mix. This division was also impacted in 2002 by the deterioration in the United Kingdom related to E&P tax disputes between the UK government and the North Sea operators and the decline in Venezuelan activity.

      Research and development expenses increased $8.5 million, or 25.5%, in 2003 and $5.6 million, or 20.3%, in 2002 as compared to the prior year. These increases reflect this division’s continued focus on developing and commercializing its expandable solids technology.

      Selling, general and administrative expenses as a percentage of revenues were 13.4% in 2003, 12.9% in 2002 and 13.3% in 2001. The increase in 2003 is related primarily to an increase in costs associated with the continued expansion of our underbalanced services infrastructure and well interventions group and higher intangible asset amortization. The decline in 2002 from 2001 primarily relates to the non-amortization of goodwill, partially offset by costs associated with the initial expansion of our underbalanced services infrastructure.

Production Systems

      Revenues in our Production Systems segment increased $143.7 million, or 15.1%, in 2003 and $93.4 million, or 10.8%, in 2002 as compared to the preceding year due to higher technology product sales and the incremental revenue contributions from acquisitions integrated into this division. In the fourth quarter of 2002, we acquired Clearwater International, which provides this division key proprietary products and fluid technology for underbalanced drilling services as well as the pipeline and specialty services business. Johnson Screens, acquired in November 2001, is a global provider of screens for the fluid-solid separation process and was a significant source of 2002 incremental revenue. Our North American revenues increased $109.6 million, or 20.4%, in 2003 related primarily to higher activity levels in Canada and incremental revenue contributions from a 2002 acquisition. International revenues increased $34.1 million, or 8.2%, over 2002 and were led by revenue growth of 37.9% in Europe and West Africa and 21.8% in Latin America. These increases were offset by a 24.0% decline in revenues in our Asia Pacific region. Our 2002 international revenues, excluding acquisitions, as compared to 2001 were flat as a result of the 1.7% decline in average annual rig count. Revenue growth of 17.5% in the Middle East and North Africa and 11.0% in Europe and West Africa during 2002 was nearly offset by the decline in our Latin America region. Excluding acquisitions, revenues in North America decreased 12.4% during 2002 compared to an average annual rig count reduction of 26.9%. Acquisitions contributed more than $75 million internationally and $80 million in North America during 2002.

      Our gross profit percentage was 25.9% in 2003, 27.7% in 2002 and 29.0% in 2001. The decline in the gross profit percentage in 2003 as compared to 2002 is due primarily to a shift in our product mix and lower absorption in locations where manufacturing facilities were in the process of being closed. Our gross profit percentage decreased from 2001 to 2002 primarily as a result of $10.8 million in expenses from our 2002 restructuring and asset impairment charge.

      Research and development expenses decreased $5.2 million, or 11.3%, in 2003 and more than doubled in 2002 as compared to 2001. The level of research and development expenditures and the increase from 2001 to 2002 reflects our continued focus on developing and commercializing technology-related product lines, specifically expandable sand screens and intelligent well completion.

      Selling, general and administrative expenses as a percentage of revenues was 15.4% in 2003, 14.5% in 2002 and 14.8% in 2001. The increase as a percentage of revenues in 2003 as compared to 2002 is primarily related to increased insurance costs, $1.4 million of severance and related costs recorded in the second quarter of 2003 associated with our initiative to permanently reduce our cost structure and higher intangible asset amortization.

Compression Services

      Until the February 2001 merger date, our Compression Services Division contributed $26.9 million of revenues and an operating loss of $0.6 million. On February 9, 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal in exchange for 13.75 million shares of Universal common stock, which approximated 48% of Universal’s then outstanding shares. Following the merger, Universal, in unrelated transactions, has issued additional shares of common stock reducing our ownership to approximately 44%. We retained $10.0 million in accounts receivable and part of the Compression Services Division, namely our Singapore-based GSI business, which is now consolidated within our Production Systems Division.

      We entered into a Registration Rights Agreement in connection with the February 2001 merger with Universal, pursuant to which we were granted certain demand and piggyback registration rights for our shares of Universal common stock. Pursuant to the terms of the merger agreement, we also appointed three members to Universal’s Board of Directors. As long as we own at least 20% of Universal’s outstanding common stock, we have the right to designate three board members. If our ownership interest falls below 20%, we may designate only two directors. As of December 31, 2003, we had appointed three of Universal’s eight board members, including both our Chairman, President and Chief Executive Officer and our Chief Financial Officer.

Severance, Restructuring and Asset Impairment Charges

2003 Severance Charge

      During the second quarter of 2003, we recorded approximately $7.7 million, $5.6 million net of taxes, in severance and severance related costs in connection with the realignment of our segments.

      Severance and severance related costs summarized by segment and by financial statement classification were as follows:

	Drilling	Production
	Services	Systems	Total

	(In thousands)
Cost of Products	$2,398	$1,905	$4,303
Cost of Services and Rentals	973	—	973
Research and Development	51	425	476
Selling, General and Administrative Attributable to Segments	548	1,410	1,958

Total	3,970	3,740	7,710
Utilized during 2003	(3,970)	(3,740)	(7,710)

Balance as of December 31, 2003	$—	$—	$—

      In accordance with our announced plan to terminate employees company-wide, we recorded severance costs for 515 specifically identified employees. As of December 31, 2003, all employees had been terminated.

2002 Restructuring and Asset Impairment Charge

      During 2002, we recorded $15.4 million, $10.0 million net of taxes, in restructuring and asset impairment charges related to a rationalization of our business. We undertook initiatives to rationalize our business in light of the lower activity levels and continued economic uncertainty. The plan approved during 2002 included a reduction in workforce, primarily in the United States, and the closure of two facilities.

      Components of the charge include $8.6 million of severance and related costs, $11.5 million of asset impairment charges and a $4.7 million reversal of an unutilized prior period charge. The severance and related costs were for 849 specifically identified employees. As of December 31, 2003, all employees had been terminated. The asset impairment charges of $11.5 million primarily related to the write-down of equipment and facilities as a result of the decline in market conditions. Certain of the assets were sold and the remaining assets are held for use and have a carrying value of $4.8 million as of December 31, 2003 and are classified in Property, Plant and Equipment, Net on our Consolidated Balance Sheets. In 2000, we recorded a charge of $56.3 million in connection with the merger of our Compression Services Division with Universal, of which $4.7 million of estimated transaction costs were not incurred and were reversed in 2002.

      During the first quarter of 2003, we modified our restructuring plan and reversed $3.1 million of unutilized accruals recorded by the Production Systems segment. We also expensed $2.0 million during the first quarter 2003 for other facility impairments within the Production Systems segment. The amounts related to the modification were recorded in Cost of Products in our Consolidated Statements of Operations. The charge related to the 2002 plan is summarized by segment and by financial statement classification in the following table:

	Drilling Services	Production Systems	Corporate	Total

	(In thousands)
Cost of Products	$2,800	$10,751	$—	$13,551
Cost of Services and Rentals	1,985	—	—	1,985
Corporate General and Administrative	—	—	(99)	(99)

Total	4,785	10,751	(99)	15,437
Utilized during 2002	(3,418)	(7,289)	99	(10,608)
Reversal of 2002 Restructuring Charge	—	(3,148)	—	(3,148)
Utilized during 2003	(1,367)	(314)	—	(1,681)

Balance as of December 31, 2003	$—	$—	$—	$—

Impairment of Investment in Universal

      In the third quarter of 2002, we recorded a write-down of our investment in Universal of $217.1 million, as we determined that the decline in the market value was other than temporary. In connection with the reduction in the carrying value of the investment, we recognized a tax benefit of $70.9 million, reducing the deferred tax liability related to the difference between the book carrying value and the tax basis of the investment. As of December 31, 2003, our carrying value of our investment in Universal was $287.5 million and the market value of our ownership interest in Universal was $359.7 million.

Liquidity and Capital Resources

Historical Cash Flows

      Our historical cash flows for the two years ended December 31, 2003 were as follows:

	Year Ended
	December 31,

	2003	2002

	(In millions)
Net Cash Provided by Operating Activities	$285.4	$306.9
Acquisition of Businesses, Net of Cash Acquired	(61.5)	(111.8)
Acquisition of Intangible Assets	(20.1)	(81.1)
Capital Expenditures	(302.5)	(268.7)
Other Investing Activities	7.1	19.7
Redemption of Convertible Preferred Debentures(1)	(412.6)	—
Proceeds from Issuance of Common Shares(1)	400.0	—
Borrowings, Net of Repayments	90.0	135.4
Other Financing Activities and Effect of Exchange Rates	21.4	(40.4)

Net Increase (Decrease) in Cash and Cash Equivalents	$7.2	$(40.0)

(1)	On July 3, 2003, we completed a public offering of ten million of our common shares in exchange for approximately $400.0 million in cash proceeds. The proceeds were used to redeem our outstanding 5% Convertible Preferred Debentures due 2027. Our Convertible Preferred Debentures were convertible into 7.5 million of our common shares and had annual interest payments of $20.1 million.

Sources of Liquidity

      Our sources of liquidity are reserves of cash, cash generated from operations and committed availabilities under bank lines of credit. We have also historically accessed the capital markets with both debt and equity offerings to generate cash as needed.

      Cash flow from operations is expected to be our primary source of liquidity in 2004. We anticipate cash flows from operations, combined with our existing credit and securitization facilities, will provide sufficient capital resources to manage our operations, meet debt obligations and fund projected capital expenditures.

      The following summarizes our short-term committed financing facilities and our usage and availability as of December 31, 2003:

	Facility			Letters of
Short-term Financing Facilities	Amount	Expiration Date	Drawn	Credit	Availability

	(In millions)
2003 Revolving Credit Facility	$500.0	May 2006	$144.0	$33.4	$322.6
Asset Securitization Facility	80.0	December 2004	75.0	—	5.0
Middle East Facility	15.0	July 2004	—	9.8	5.2

      Potential 2004 liquidity events include the December expiration of our $80.0 million off-balance sheet asset securitization facility and repayment demands, if any, of our $50.6 million in unsecured short-term borrowings. We believe these sources of liquidity will continue to be available to us; however, if they are not, we believe our 2003 Revolving Credit Facility will provide us sufficient liquidity to meet these obligations.

      Additional capital in the form of either debt, equity or asset sales may be required during 2004 to fund our operations, meet debt obligations and fund projected capital expenditures if we experience lower than expected operating cash flows due to a deterioration of market conditions, unforeseen operating events, or if an acquisition necessitates additional liquidity.

      We utilize both on balance sheet and off balance sheet arrangements to meet operating and financial cash flow demands:

On Balance Sheet Arrangements

Revolving Credit Facility

      In May 2003, we entered into a three-year unsecured revolving credit facility agreement that provides for borrowings or issuances of letters of credit up to an aggregate of $500.0 million. Amounts outstanding accrue interest at a variable rate based on either the U.S. prime rate or LIBOR and the credit rating assigned to our long-term senior debt. Certain of the proceeds from the credit facility were used to repay all amounts due under our previously existing revolving credit facilities, at which time those facilities were terminated.

      Our credit facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. We are in compliance with all covenants set forth in the credit facility. The committed revolving credit facility does not contain any provision which makes its availability dependent upon our credit ratings, however, the interest rates are dependent upon the credit rating of our long-term senior debt.

Short-term Debt

      At December 31, 2003, we had $144.0 million in borrowings under our revolving credit facility and $50.6 million in unsecured short-term borrowings outstanding under uncommitted facilities.

Senior Notes and Derivative Instruments

      On October 7, 2003, we completed an offering of $250.0 million of 4.95% Senior Notes due 2013. The notes are fully and unconditionally guaranteed by Weatherford, Inc. Interest on the notes is payable semi-annually on April 15 and October 15, beginning April 15, 2004. Net proceeds from the offering were $247.9 million and were used to repay short-term borrowings. During September 2003, we entered into cash flow hedges to secure the underlying interest rate in anticipation of the $250.0 million Senior Note issuance. In connection with the October issuance, we settled these cash flow hedges with a $3.3 million payment to the counterparties. The hedging agreement resulted in a deferred loss which is being amortized into interest expense over the life of the debt.

      On November 16, 2001, we issued $350.0 million of 6 5/8% Senior Notes due November 15, 2011. Interest on the 6 5/8% Senior Notes is payable semi-annually on May 15 and November 15. In the fourth quarter of 2003, we entered into interest rate swap agreements on a notional amount of $250.0 million of our 6 5/8% Senior Notes. The objective of the swaps was to take advantage of short-term interest rates available in the economic environment at that time. As of December 31, 2003, the aggregate fair market value of these swap agreements was an asset of $3.4 million. In January 2004, we terminated these swap agreements and received $8.4 million in cash as settlement. The cash received was recorded against the fair value of the agreements at the time of settlement and the resulting gain will be amortized over the remaining life of the 6 5/8% Senior Notes as a reduction to interest expense.

      We have outstanding $200.0 million of publicly traded 7 1/4% Senior Notes due May 15, 2006. Interest on the 7 1/4% Senior Notes is payable semi-annually on May 15 and November 15. In the third quarter of 2003, we entered into interest rate swap agreements on a notional amount of $150.0 million of our 7 1/4% Senior Notes. The objective of the swaps was to take advantage of short-term interest rates available in the economic environment at that time. As of December 31, 2003, the aggregate fair market value of these swap agreements was an asset of $1.1 million. In January 2004, we terminated these swap agreements and received $1.9 million in cash as settlement. The cash received was recorded against the fair value of the agreements at the time of settlement and the resulting gain will be amortized over the remaining life of the 7 1/4% Senior Notes as a reduction to interest expense.

      During 2002, we had in effect two interest rate swap agreements to reduce the exposure on our 7 1/4 Senior Notes. In October 2002, we terminated both swap agreements and received $13.9 million in cash as settlement. The cash received was recorded against the fair value of the agreements at the time of settlement and the resulting gain is being amortized over the remaining life of the 7 1/4% Senior Notes as a reduction to interest expense.

Other Long-term Debt

      As of December 31, 2003, we had various other debt outstanding of $24.2 million, primarily related to foreign bank and other debt and capital leases.

Zero Coupon Convertible Senior Debentures

      On June 30, 2000, we completed the private placement of $910.0 million face amount of Zero Coupon Convertible Senior Debentures. These debentures were issued at $501.6 million, providing the holders with an annual 3% yield to maturity. As of December 31, 2003, the accreted amount was $556.7 million.

      Holders may convert the Zero Coupon Convertible Senior Debentures into our common shares at any time before maturity at a conversion rate of 9.9970 shares per $1,000 principal amount at maturity, or an initial conversion price of $55.1425 per common share. The effective conversion price increases as the accreted value of the Zero Coupon Convertible Senior Debentures increases. As of December 31, 2003, the conversion price was $61.20 per common share. We may redeem the Zero Coupon Convertible Senior Debentures on or after June 30, 2005 at the accreted amount at the time of redemption as provided for in the indenture. The holders also may require us to repurchase the Zero Coupon Convertible Senior Debentures on June 30, 2005, June 30, 2010 and June 30, 2015 at the accreted amount. We may, at our election, repurchase the debentures in common shares, cash or a combination thereof. The accreted value will be $582.2 million, $675.6 million and $784.1 million as of June 30, 2005, 2010 and 2015, respectively. The Zero Coupon Convertible Senior Debentures are unsecured, ranking equal in right of payment with all other unsecured and unsubordinated indebtedness and will rank senior to any future subordinated indebtedness.

Off Balance Sheet Arrangements

Asset Securitization

      We have outstanding an asset securitization agreement through December 2004 which provides for the sale of participating interests to a financial institution of up to $80.0 million in a specific pool of our U.S. accounts receivable. We believe that available funding under our asset securitization agreement (1) provides access to capital with low rates of interest, (2) provides increased flexibility under our existing debt instruments and (3) allows us to more efficiently manage our working capital requirements.

      In connection with this program, certain subsidiaries continuously sell qualifying trade accounts receivable to a wholly owned bankruptcy-remote subsidiary, W1 Receivables, L.P. (“W1”). W1 was formed to purchase accounts receivable and, in turn, sell participating interests in such accounts receivable to a financial institution. The sale of participating interests is limited to a percentage of receivables sold to W1. Receivables are sold at a discount approximating the financial institution’s financing costs of issuing commercial paper backed by the accounts receivable. Sales of the participating interests in our accounts receivable to the financial institution under this program result in a reduction of total accounts receivable in our consolidated balance sheet. The remaining interest in the receivable pool is carried at net realizable value, including an allowance for doubtful accounts. In this transaction, we retain servicing responsibilities and a subordinated interest in the pool of receivables. There is no recourse against us for failure of debtors to pay when due on account of debtors’ bankruptcy or inability to pay. In connection with the reorganization, we fully and unconditionally guaranteed certain domestic subsidiaries’ performance obligations relating to the asset securitization. We incurred charges in connection with this agreement of $1.0 million, $2.2 million and $2.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. We received $75.0 million and $68.9 million for purchased interests and had a subordinated interest in the revolving pool of receivables of $73.2 million and $59.9 million as of December 31, 2003 and 2002, respectively.

      As is customary in other asset securitization agreements, a credit rating agency’s downgrade of our long-term senior unsecured debt rating could result in higher facility costs. W1’s assets, including the accounts receivable held by it, are not available to satisfy the claims of our creditors and are subject to the prior claims of a financial institution.

Guarantees

      As part of the June 26, 2002 reorganization, Weatherford Limited and Weatherford Inc. each guaranteed, on a full and unconditional basis, certain of our subsidiaries’ indebtedness. As of December 31, 2002, Weatherford Limited guaranteed the following remaining obligations of Weatherford Inc.: (1) the three-year multi-currency revolving credit facility, (2) the five-year unsecured credit agreement, (3) the 7 1/4% Senior Notes, (4) the 6 5/8% Senior Notes, (5) the Zero Coupon Debentures and (6) the Convertible Preferred Debentures.

      During 2003, Weatherford Limited entered into a new revolving credit facility and used the facility to terminate the three-year multi-currency and five-year unsecured credit facilities. In addition, Weatherford Limited completed a public offering of the 4.95% Senior Notes and the Convertible Preferred Debentures were redeemed in August 2003.

      Based on the changes in our indebtedness during 2003, the following obligations of Weatherford Inc. were guaranteed by Weatherford Limited as of December 31, 2003: (1) the 7 1/4% Senior Notes, (2) the 6 5/8% Senior Notes and (3) the Zero Coupon Debentures. The following obligations of Weatherford Limited were guaranteed by Weatherford Inc. as of December 31, 2003: (i) the 2003 Revolving Credit Facility and (ii) the 4.95% Senior Notes. In addition, Weatherford Limited and Weatherford Inc. fully and unconditionally guaranteed certain domestic subsidiaries’ performance obligations relating to the asset securitization.

Letters of Credit

      We execute letters of credit in the normal course of business. While these obligations are not normally called, it should be noted that these obligations could be called by the beneficiaries at anytime prior to the expiration date should certain contractual or payment obligations by us be breached. As of December 31, 2003, we had $30.8 million of letters of credit and bid and performance bonds outstanding under various uncommitted credit facilities and $43.2 million letters of credit outstanding under our committed facilities.

Operating Leases

      We are committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property.

Contractual Obligations

      The following summarizes our contractual obligations and contingent commitments by period:

	Payments Due by Period

		Less than			After
Obligations and Commitments	Total	1 Year	1-3 Years	4-5 Years	5 Years

Recorded Obligations:
Short-term Debt	$194.6	$194.6	$—	$—	$—
Senior Notes	800.0	—	200.0	—	600.0
Other Long-term Debt	24.2	8.8	9.4	4.0	2.0
Unrecorded Obligations:
Noncancellable Operating Leases	162.3	30.3	42.6	29.0	60.4
Letters of Credit	74.0	60.4	10.6	1.0	2.0

Total Contractual Cash Obligations	$1,255.1	$294.1	$262.6	$34.0	$664.4

      In addition to the aforementioned, we have the following cash commitments and contractual obligations:

Warrant

      We have outstanding a warrant to purchase up to 3.2 million of our common shares at $60 per share, with a nine-year exercisable life that began March 1, 2003. The warrant holder may exercise the warrant and settlement may occur through physical delivery, net share settlement, net cash settlement or a combination thereof. The warrant also may be converted into common shares at any time after the third anniversary of the issue date. The number of common shares issuable upon conversion would be equal to the value of the warrant determined by the Black-Scholes option pricing model divided by the average of the closing price of common shares for the 10-day period prior to the date of conversion.

Pension Plans

      We have defined benefit pension plans covering certain of our U.S. and international employees that provide various pension benefits. Actual asset returns for our pension assets have been adversely impacted by the deterioration of the equity markets and the decline in interest rates. The negative asset returns and declining discount rates unfavorably affected the plans funded status. As a result, we anticipate funding requirements of $5.0 million during 2004. This requirement will be funded from cash flows from operating activities.

      Our nonqualified supplemental executive retirement plan is unfunded; however, we maintain life insurance policies on the participants with the intent to use the proceeds from such policies to meet the plan’s benefit requirements.

Capital Expenditures

      Capital expenditures for property, plant and equipment during the year ended December 31, 2003 were $279.4 million, net of proceeds from tools lost down hole of $23.1 million. Our capital expenditures primarily relate to our new technologies, drilling equipment, fishing tools, tubular service equipment and the implementation of our ERP software system. During 2003, capital expenditures associated with the implementation of our ERP system were approximately $42.3 million. Capital expenditures for 2004 are expected to be between $250.0 million and $275.0 million, of which approximately $150.0 million is for betterments and improvements and the remainder for growth.

Related Party Agreements

      In April 2000, we completed the spin-off of our Grant Prideco, Inc. subsidiary to our shareholders. Three of our directors serve on both our and Grant Prideco’s Boards of Directors. In connection with the spin-off, we entered into a preferred customer agreement pursuant to which we agreed, for a three-year period, to purchase at least 70% of our requirements of drill stem products from Grant Prideco. The price for those products was at a price not greater than that which Grant Prideco sells to its best similarly situated customers. We were entitled to apply against our purchases a drill stem credit of $30.0 million, subject to a limitation of the application of the credit to no more than 20% of any purchase. During 2003, the initial agreement with Grant Prideco was extended for an additional two-year period. We are entitled to apply against our purchases a drill stem credit of $10.0 million, subject to a limitation of no more than 20% of any purchase. All other terms and agreements are consistent with the initial preferred customer agreement. As of December 31, 2003, we had $7.8 million of the drill stem credit remaining.

      See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 20” for additional discussion of related party transactions.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operation is based upon our consolidated financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies we believe require management’s most difficult, subjective or complex judgments and are the most critical to our reporting of results of operations and financial position are as follows:

Equity Investments

      Our equity investments in unconsolidated subsidiaries primarily include our investment in Universal. We review our equity investments for impairment and record an adjustment when we believe the decline in fair value is other than temporary. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flows. In determining whether the decline is other than temporary, we consider the cyclical nature of the industry in which the investment operates, its historical performance, its performance in relation to its peers and the current economic environment. During the third quarter of 2002, we determined the decline in fair value of Universal was other than temporary. We recorded a write-down in our investment of $217.1 million, $146.2 million net of taxes. We will continue to monitor the fair value of our investments for impairment and will record an adjustment if we believe a decline is other than temporary.

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

      In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we no longer amortize goodwill and indefinite-lived intangible assets. We perform an impairment test for goodwill and indefinite-lived intangible assets annually, or earlier if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying value. Our impairment test for indefinite-lived intangible assets involves the comparison of the fair value of the intangible asset and its carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. We have determined no impairment exists; however, if for any reason the fair value of our goodwill or that of any of our reporting units or the fair value of our intangible assets with indefinite lives declines below the carrying value in the future, we may incur charges for the impairment.

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

Self-Insurance

      We are self-insured up to certain levels for general liability, vehicle liability, group medical and for workers’ compensation claims for certain of our employees. The amounts in excess of the self-insured levels are fully insured, up to a limit. Liabilities associated with these risks are estimated by considering historical claims experience, industry demographics and other actuarial assumptions. Although we believe adequate reserves have been provided for expected liabilities arising from our self-insured obligations, projections of future losses are inherently uncertain, and it is reasonably possible our estimates of these liabilities will change over the near term as circumstances develop.

Employee Stock-Based Compensation

      Effective January 1, 2003, we adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended. We selected the prospective method of adoption, and under this method, the fair value of employee stock-based compensation expense granted during 2003 is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period, which is usually the vesting period. The fair value of each option grant is estimated using the Black-Scholes option pricing model. The key assumptions in the Black-Scholes option pricing model that are subject to change and may impact the expense associated with future option grants are the volatility of our common shares, risk-free interest rate and expected life of the options.

      Prior to 2003, we accounted for employee stock-based compensation granted, modified or settled using the intrinsic method of accounting as prescribed by the Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees. Under the prospective method, financial results for periods prior to 2003 are not restated.

Pension and Other Postretirement Benefits

      We account for our defined benefit pension and other postretirement benefit obligations and costs in accordance with SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. These statements require that the amounts recognized in the financial statements be determined on an actuarial basis.

      Two of the more critical assumptions in the actuarial calculations are the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets. Discount rates are based on the yield of government bonds or high quality corporate bonds in the respective country or economic market, such as Moody’s AA corporate bonds in the United States. The expected long-term rates of return on plan assets are based on a combination of historical experience and anticipated future returns in each of the asset categories. As we have both domestic and international plans, the assumptions, though the same in nature, are based on varying factors specific to each particular country or economic environment. Changes in any of the assumptions used could impact our projected benefit obligations and benefit costs as well as other pension and postretirement benefit calculations.

Income Taxes

      We provide for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. We operate in approximately 100 countries under various legal forms. As a result, we are subject to numerous domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Our operations in these different jurisdictions are taxed on various bases: income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

Valuation Allowance for Deferred Tax Assets

      We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future. This requires us to use estimates and make assumptions regarding significant future events such as the taxability of entities operating in the various taxing jurisdictions. When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged to income in the period in which the determination is made. In addition, we have identified various domestic and international tax planning strategies we would implement, if necessary, to enable the realization of our deferred tax assets.

      For a more comprehensive list of our accounting policies, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 1.”

New Accounting Pronouncements

      In January 2003, Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”) was issued. FIN No. 46 requires us to consolidate a variable interest entity if we are designated as the primary beneficiary of that entity. A variable interest entity is generally defined as an entity whose equity is insufficient to absorb the expected losses or whose owners lack the risk and rewards of ownership. FIN No. 46 is effective for all variable interest entities created or modified after January 31, 2003 and requires certain disclosures for all variable interest entities. In December 2003, the FASB published a revision to FIN No. 46 (“FIN No. 46R”) to clarify some of the provisions of the Interpretation and to defer the effective date of implementation for certain entities created before January 31, 2003. Under the guidance of FIN No. 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities (“SPEs”) are required to apply the provisions of the Interpretation in financials statements for periods ending after March 14, 2004. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have an impact on our consolidated financial statements. For all other interests, we are currently evaluating the impact this Interpretation will have on our financial statements.

      Other new accounting pronouncements effective during 2003 did not have a material effect on our consolidated financial statements. For a more comprehensive discussion of new accounting pronouncements see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 1.”

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      We are currently exposed to market risk from changes in foreign currency and changes in interest rates. A discussion of our market risk exposure in financial instruments follows.

Foreign Currency Exchange Rates

      We operate in virtually every oil and gas exploration and production region in the world. In some parts of the world, such as the Middle East and Southeast Asia, the currency of our primary economic environment is the U.S. dollar. We use this as our functional currency. In other parts of the world, we conduct our business in currencies other than the U.S. dollar and the functional currency is the applicable local currency. In those countries in which we operate in the local currency, the effects of foreign currency fluctuations are largely mitigated because local expenses of such foreign operations are also generally denominated in the same currency.

      Assets and liabilities of which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section on our Consolidated Balance Sheets. Approximately 30.6% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $171.0 million adjustment to our equity account for the year ended December 31, 2003 to reflect the net impact of the strengthening in various foreign currencies against the U.S. dollar.

Interest Rates

      We are subject to interest rate risk on our long-term fixed interest rate debt and, to a lesser extent, variable-interest rate borrowings. Variable rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair market value of our fixed rate debt will increase or decrease as interest rates change.

      We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions.

      As of December 31, 2003, we had $400.0 million in interest rate swaps which convert fixed rate debt to variable rate debt. Our interest rate swaps hedge $150.0 million of the 7 1/4% fixed rate senior notes and $250.0 million of the 6 5/8% fixed rate senior notes. Under these respective interest rate swap agreements, the counterparties pay a fixed rate of either 7 1/4% or 6 5/8% interest, and we pay a variable interest rate based on published six-month LIBOR.

      The Company’s long-term borrowings subject to interest rate risk consist of the following:

	December 31,

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In millions)
6 5/8% Senior Notes due 2011	$350.9	$384.8	$347.3	$383.4
7 1/4% Senior Notes due 2006	211.0	220.0	213.7	222.8
4.95% Senior Notes due 2013	249.5	243.4	—	—
$910.0 Million Zero Coupon Senior Convertible Debentures	556.7	565.3	540.4	588.1
Convertible Preferred Debentures	—	—	402.5	385.8

      The fair value of our Senior Notes is principally dependent on changes in prevailing interest rates. The fair value of the Zero Coupon Debentures is principally dependent on both prevailing interest rates and our current share price as it relates to the initial conversion price of $55.1425 per common share.

      We have various other long-term debt instruments of $16.2 million, but believe that the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $194.6 million at December 31, 2003 and $350.2 million at December 31, 2002 approximate fair market value.

      As it relates to our variable rate debt, if market interest rates average 1% more in 2004 than the rates as of December 31, 2003, interest expense for 2004 would increase by $5.9 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt after giving consideration to all our interest rate hedging activities. This sensitivity analysis assumes that there are no changes in the Company’s financial structure.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors

Weatherford International Ltd.

      We have audited the accompanying consolidated balance sheets of Weatherford International Ltd., and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the accompanying financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weatherford International Ltd. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” in 2002. As discussed in Note 1 to the consolidated financial statements, in 2003 the Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

/s/ ERNST & YOUNG LLP

Houston, Texas

January 28, 2004

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands,
	except par value)
ASSETS
Current Assets:
Cash and Cash Equivalents	$56,082	$48,837
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $16,753 in 2003 and $18,088 in 2002	561,356	485,178
Inventories	642,114	547,744
Current Deferred Tax Assets	86,605	84,963
Other Current Assets	89,867	92,517

	1,436,024	1,259,239

Property, Plant and Equipment, at Cost:
Land, Buildings and Leasehold Improvements	264,755	234,709
Rental and Service Equipment	1,630,949	1,435,618
Machinery and Other	708,513	549,938

	2,604,217	2,220,265
Less: Accumulated Depreciation	1,319,959	1,094,103

	1,284,258	1,126,162

Goodwill, Net	1,601,211	1,497,302
Equity Investments in Unconsolidated Affiliates	303,654	285,901
Other Intangible Assets, Net	291,387	259,733
Other Assets	83,678	66,652

	$5,000,212	$4,494,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$207,342	$364,272
Accounts Payable	252,113	186,326
Accrued Salaries and Benefits	83,779	80,719
Foreign Income Taxes Payable	79,398	53,790
Other Current Liabilities	159,710	192,370

	782,342	877,477

Long-term Debt	822,861	570,991
Zero Coupon Convertible Senior Debentures	556,750	540,416
5% Convertible Subordinated Preferred Equivalent Debentures	—	402,500
Deferred Tax Liabilities	19,416	34,399
Other Liabilities	110,775	94,710

Commitments and Contingencies

Shareholders’ Equity:
Common Shares, $1 Par Value, Authorized 500,000 Shares, Issued 141,422 and 130,799 Shares, Respectively	141,422	130,799
Capital in Excess of Par Value	2,395,466	1,987,702
Treasury Shares, Net	(254,926)	(258,125)
Retained Earnings	405,372	262,020
Accumulated Other Comprehensive Income (Loss)	20,734	(147,900)

	2,708,068	1,974,496

	$5,000,212	$4,494,989

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Revenues:
Products	$1,282,703	$1,120,054	$1,013,821
Services and Rentals	1,308,705	1,208,876	1,314,894

	2,591,408	2,328,930	2,328,715
Costs and Expenses:
Cost of Products	919,060	782,642	696,476
Cost of Services and Rentals	911,570	848,543	830,360
Research and Development	82,929	79,586	50,777
Selling, General and Administrative Attributable to Segments	368,940	316,021	323,487
Corporate General and Administrative	42,202	43,998	39,669
Equity in (Earnings) Losses of Unconsolidated Affiliates, Net of Impairment Charge	(14,947)	192,753	(21,528)

	2,309,754	2,263,543	1,919,241

Operating Income	281,654	65,387	409,474
Other Income (Expense):
Interest Income	1,909	2,641	2,617
Interest Expense	(76,731)	(85,523)	(74,006)
Debt Redemption Expense	(20,911)	—	—
Other, Net	8,696	7,660	502

Income (Loss) Before Income Taxes and Minority Interest	194,617	(9,835)	338,587
Benefit (Provision) for Income Taxes	(50,601)	4,356	(123,048)

Income (Loss) Before Minority Interest	144,016	(5,479)	215,539
Minority Interest, Net of Taxes	(664)	(551)	(888)

Net Income (Loss)	$143,352	$(6,030)	$214,651

Earnings (Loss) Per Share:
Basic	$1.13	$(0.05)	$1.88
Diluted	1.09	(0.05)	1.76
Weighted Average Shares Outstanding:
Basic	126,524	120,058	114,018
Diluted	131,761	120,058	133,255

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other	Treasury Shares
	Common	Capital in		Comprehensive				Total
	Shares	Excess of	Retained	Income		Share	Deferred	Shareholders’
	$1 Par	Par Value	Earnings	(Loss)	Shares	Value	Compensation	Equity

	(In thousands, except par value)
Balance at December 31, 2000	$121,956	$1,594,060	$53,399	$(126,642)	(11,996)	$(312,609)	$8,294	$1,338,458
Comprehensive Income:
Net Income	—	—	214,651	—	—	—	—	214,651
Foreign Currency Translation Adjustment	—	—	—	(54,187)	—	—	—	(54,187)

Comprehensive Income (Loss)	—	—	214,651	(54,187)	—	—	—	160,464
Shares Issued in Acquisitions	7,244	306,239	—	—	—	—	—	313,483
Shares Issued Under Employee Benefit Plans	14	631	—	—	—	—	—	645
Stock Options Exercised	638	1,563	—	—	448	10,263	—	12,464
Tax Benefit of Options Exercised	—	10,035	—	—	—	—	—	10,035
Purchase of Treasury Shares for Executive Deferred Compensation Plan, Net of Distributions and Forfeitures	—	—	—	—	21	(2,000)	1,066	(934)
De-consolidation of Compression Services Division	—	—	—	3,625	—	—	—	3,625

Balance at December 31, 2001	129,852	1,912,528	268,050	(177,204)	(11,527)	(304,346)	9,360	1,838,240
Comprehensive Income:
Net Loss	—	—	(6,030)	—	—	—	—	(6,030)
Foreign Currency Translation Adjustment	—	—	—	34,609	—	—	—	34,609
Pension Liability Adjustment	—	—	—	(5,305)	—	—	—	(5,305)

Comprehensive Income (Loss)	—	—	(6,030)	29,304	—	—	—	23,274
Shares Issued in Acquisitions	370	15,253	—	—	(187)	(8,620)	—	7,003
Stock Options Exercised	1,775	22,206	—	—	366	9,159	—	33,140
Tax Benefit of Options Exercised	—	15,694	—	—	—	—	—	15,694
Purchase of Treasury Shares for Executive Deferred Compensation Plan, Net of Distributions and Forfeitures	—	—	—	—	(20)	(2,703)	2,848	145
Issuance of Warrant for Acquisition of License	—	57,000	—	—	—	—	—	57,000
Retirement of Treasury Shares	(1,198)	(34,979)	—	—	1,198	36,177	—	—

Balance at December 31, 2002	130,799	1,987,702	262,020	(147,900)	(10,170)	(270,333)	12,208	1,974,496
Comprehensive Income:
Net Income	—	—	143,352	—	—	—	—	143,352
Foreign Currency Translation Adjustment	—	—	—	170,987	—	—	—	170,987
Pension Liability Adjustment	—	—	—	898	—	—	—	898
Unrealized Loss on Derivative Instrument	—	—	—	(3,251)	—	—	—	(3,251)

Comprehensive Income	—	—	143,352	168,634	—	—	—	311,986
Shares Issued in Offering	10,000	390,000	—	—	—	—	—	400,000
Stock Options Granted and Exercised	623	13,362	—	—	110	2,978	—	16,963
Tax Benefit of Options Exercised	—	4,402	—	—	—	—	—	4,402
Purchase of Treasury Shares for Executive Deferred Compensation Plan, Net of Distributions and Forfeitures	—	—	—	—	(48)	(2,619)	2,840	221

Balance at December 31, 2003	$141,422	$2,395,466	$405,372	$20,734	(10,108)	$(269,974)	$15,048	$2,708,068

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash Flows From Operating Activities:
Net Income (Loss)	$143,352	$(6,030)	$214,651
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	232,679	214,918	208,129
Gain on Sale of Assets, Net	(4,704)	(11,906)	(757)
Employee Stock-based Compensation Expense	3,195	—	—
Provision for Uncollectible Accounts Receivable	3,689	1,784	4,543
Equity in (Earnings) Losses of Unconsolidated Affiliates, Net of Impairment Charge	(14,947)	192,753	(21,528)
Non-cash Portion of Restructuring and Asset Impairment Charges	—	11,689	—
Amortization of Original Issue Discount	16,334	15,855	15,390
Debt Redemption Expense	20,911	—	—
Deferred Income Tax Provision (Benefit)	(16,793)	(93,798)	50,374
Other	(1,157)	2,263	642
Change in Assets and Liabilities, Net of Effects of Businesses Acquired:
Accounts Receivable	(85,065)	53,859	(71,826)
Inventories	(76,514)	(35,775)	(98,383)
Other Current Assets	(10,190)	52,663	(1,490)
Accounts Payable	64,976	(38,578)	3,321
Accrued Current Liabilities	(23,819)	(64,686)	(12,181)
Other, Net	33,455	11,884	(13,823)

Net Cash Provided by Operating Activities	285,402	306,895	277,062

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	(61,527)	(111,754)	(423,161)
Capital Expenditures for Property, Plant and Equipment	(302,502)	(268,687)	(339,425)
Acquisition of Intangible Assets	(20,072)	(81,103)	(4,046)
Purchase of Equity Investment in Unconsolidated Affiliate	(6,144)	—	—
Buyout of Minority Interest	—	—	(206,500)
Proceeds from Sale of Businesses	50	13,234	—
Proceeds from Sale of Property, Plant and Equipment	13,180	6,445	5,684

Net Cash Used by Investing Activities	(377,015)	(441,865)	(967,448)

Cash Flows From Financing Activities:
Proceeds (Repayments) under Asset Securitization, Net	6,051	(71,846)	140,795
Borrowings (Repayments) of Short-term Debt, Net	(156,054)	165,104	136,364
Borrowings of Long-term Debt	258,351	—	347,074
Repayments on Long-term Debt	(12,296)	(29,738)	(12,547)
Redemption of Convertible Preferred Debentures	(412,563)	—	—
Issuance of Common Shares	400,000	—	—
Purchases of Treasury Shares, Net	(2,619)	(2,703)	(2,000)
Proceeds from Stock Option Exercises	13,972	34,410	13,227
Other Financing Activities, Net	(204)	(1,271)	—

Net Cash Provided by Financing Activities	94,638	93,956	622,913

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,220	1,019	2,497
Net Increase (Decrease) in Cash and Cash Equivalents	7,245	(39,995)	(64,976)
Cash and Cash Equivalents at Beginning of Year	48,837	88,832	153,808

Cash and Cash Equivalents at End of Year	$56,082	$48,837	$88,832

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of Weatherford International Ltd. (a Bermuda exempted company) (“Weatherford Limited”) and all majority-owned subsidiaries (“the Company”). All material intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its 20% to 50% owned affiliates using the equity method of accounting, as the Company does not have voting or operational control of these affiliates.

Nature of Operations

      The Company is one of the largest global providers of innovative mechanical solutions, technology and services for the drilling and production sectors of the oil and gas industry.

Basis of Presentation

      Effective June 26, 2002, Weatherford Limited became the parent holding company of Weatherford International, Inc. (“Weatherford Inc.”) following a corporate reorganization. Upon consummation of the reorganization, the shares of Weatherford Inc. common stock automatically converted into the right to receive Weatherford Limited common shares, $1.00 par value (“Common Shares”). In the reorganization, Common Shares were issued to holders of Weatherford Inc. common stock. In the consolidated financial statements for all periods presented, the stockholders of Weatherford Inc. are referred to as shareholders of the Company, and as such, Weatherford Inc.’s common stock, $1.00 par value, is referred to as Common Shares.

      In April 2003, the Company realigned its operating segments as part of an ongoing productivity initiative. This realignment was undertaken to improve the Company’s ability to serve its customers’ interests, better coordinate its business efforts across segments, accelerate the delivery of strategic technologies to the marketplace and generate operating efficiencies. The three historical segments of Drilling and Intervention Services, Completion Systems and Artificial Lift Systems now operate under two reporting segments: Drilling Services and Production Systems. Accordingly, all historical segment information reflects the new operating structure.

Reclassifications

      In connection with the change in the segment structure, the detailed components of Costs and Expenses were reviewed for classification. In order to conform to the new reporting structure, select distribution costs were reclassified to Cost of Products and Cost of Services and Rentals, and certain field and administration costs were reclassified to Selling, General and Administrative Attributable to Segments. All prior periods have been reclassified to conform to the current period presentation. The following table summarizes the increase/(decrease) to Cost of Products, Cost of Services and Rentals and Selling, General and Administrative Attributable to Segments for all prior periods presented in the accompanying Consolidated Statements of Operations:

	Year Ended December 31,

	2002	2001

	(In thousands)
Cost of Products	$50,851	$58,309
Cost of Services and Rentals	(17,344)	(13,451)
Selling, General and Administrative Attributable to Segments	(33,507)	(44,858)

      Reclassifications were made in the 2002 and 2001 Consolidated Statements of Cash Flows to conform to the 2003 presentation.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to uncollectible accounts receivable, inventories, investments, intangible assets and goodwill, property, plant and equipment, income taxes, self-insurance, pension and postretirement benefit plans and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Accounts Receivable and Allowance for Uncollectible Accounts

      Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for uncollectible accounts. The Company establishes an allowance for uncollectible accounts receivable based on historical experience and any specific customer collection issues that the Company has identified. Uncollectible accounts receivable are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when the Company has determined the balance will not be collected. As of December 31, 2003, $73.2 million of accounts receivable included in the Company’s Consolidated Balance Sheet were owned by W1 Receivables, L.P. (“W1”), a wholly-owned subsidiary, and were subject to a security interest in favor of third party lenders under an accounts receivable securitization (See Note 8). These receivables will be available first and foremost to satisfy the claims of W1’s creditors.

Inventories

      Inventories are stated at the lower of cost or market. Cost represents invoice or production cost for new items and original cost less allowance for condition for used material returned to stock. Production cost includes material, labor and manufacturing overhead. The Company values inventories at lower of cost or market using either the first-in, first-out (“FIFO”) or average cost methods.

Property, Plant and Equipment

      Property, plant and equipment, both owned and under capital lease, is carried at cost. Maintenance and repairs are expensed as incurred. The cost of renewals, replacements and betterments is capitalized. Depreciation on fixed assets, including those under capital leases, is computed using the straight-line method over the estimated useful lives. Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $211.0 million, $198.9 million and $160.5 million, respectively. The estimated useful lives of the major classes of property, plant and equipment are as follows:

Estimated
Useful Lives

Buildings and leasehold improvements	5-45 years
Rental and service equipment	3-15 years
Machinery and other	3-20 years

Long-lived Assets

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), long-lived assets, excluding goodwill and indefinite-lived intangibles, to be held and used by the Company are reviewed to determine whether any

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS No. 144 modifies SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of (“SFAS No. 121”). For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of SFAS No. 144.

      During 2003 and 2002, the Company sold certain assets and businesses. The Company determined the discontinued operations provisions of SFAS No. 144 did not apply to these transactions as the disposals did not meet the SFAS No. 144 guidelines for discontinued operations or, neither the proceeds from the sale nor the businesses’ financial position or results of operations were material to the Company.

Goodwill and Indefinite-Lived Intangibles

      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company tests for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. The Company’s goodwill impairment test involves a comparison of the fair value of each of the Company’s reporting units, as defined under SFAS No. 142, with its carrying amount. The Company’s indefinite-lived asset impairment test involves a comparison of the fair value of the intangible asset and its carrying value. The fair value is determined using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. Prior to the adoption of SFAS No. 142 in 2002, goodwill was amortized on a straight line basis over the lesser of the estimated useful life or 40 years. In conjunction with the adoption of this statement, the Company discontinued the amortization of goodwill.

Intangible Assets

      The Company’s intangible assets, excluding goodwill and unrecognized prior service costs related to its pension plan, are patents, technology licenses, trademarks and other identifiable intangible assets. Other identifiable intangible assets are amortized on a straight-line basis over the years expected to be benefited, ranging from 3 to 20 years. As many areas of the Company’s business rely on patents and proprietary technology, it has followed a policy of seeking patent protection both inside and outside the United States for products and methods that appear to have commercial significance. The Company capitalizes patent defense costs when it determines that a successful defense is probable.

Pension and Postretirement Benefit Plans

      The Company has defined benefit pension and other postretirement benefit plans covering certain of its employees. Costs of the plan are charged to income and consist of several components, known collectively as net periodic pension cost, which are based on various actuarial assumptions regarding future experience of the plans. Amounts recorded for these defined benefit plans reflect estimates related to future interest rates, investment rates of return, employee turnover and wage increases. The Company reviews all assumptions and estimates on an ongoing basis. The Company records an additional minimum pension liability beyond accrued or prepaid pension costs, when necessary, for the amount of accumulated pension obligations in excess of the fair value of plan assets.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Expenditures

      Environmental expenditures that relate to the remediation of an existing condition caused by past operation and that do not contribute to future revenues are expensed. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and costs can be reasonably estimated. Estimates are based on available facts and technology, enacted laws and regulations and the Company’s prior experience in remediation of contaminated sites. Accrued undiscounted environmental liabilities were $6.4 million and $6.7 million at December 31, 2003 and 2002, respectively.

Derivative Financial Instruments

      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”), became effective for the Company on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivative and its effectiveness, changes in its fair value will be reported in the period of change as either a component of earnings or a component of accumulated other comprehensive income.

      The Company enters into derivative financial transactions primarily to hedge existing or projected exposures to changes in interest rates and does not enter into derivative financial instruments for speculative or trading purposes. The estimated fair values of derivatives used to hedge risks fluctuate over time. These changes in fair values should be viewed in relation to the underlying hedging transaction and to the overall management of the Company’s exposure to fluctuations in interest rates. See Note 12 for a discussion of the Company’s interest rate swaps.

Foreign Currency Translation

      The functional currency for most of the Company’s international operations is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included as Accumulated Other Comprehensive Income (Loss), a component of shareholders’ equity. Currency transaction gains and losses are reflected in the Company’s results of operations during the period incurred.

Stock Options

      Effective January 1, 2003, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to expense the fair value of employee stock-based compensation. The Company selected the prospective method of adoption, and under this method, the fair value of employee stock-based compensation granted during 2003 is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period, which is usually the vesting period. The Company accounts for employee stock-based compensation granted, modified or settled prior to January 1, 2003 using the intrinsic method of accounting as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Under the intrinsic method, no compensation expense is recognized when the exercise price of an employee stock option is equal to the Common Share market price on the grant date. The following illustrates the pro forma effect on net income (loss) and earnings (loss) per

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except share amounts)
Net income (loss):
As reported	$143,352	$(6,030)	$214,651
Employee stock-based compensation expense included in reported net income, net of income tax benefit	2,342	—	—
Pro forma compensation expense, determined under fair value methods for all awards, net of income tax benefit	(34,073)	(42,491)	(39,883)

Pro forma	$111,621	$(48,521)	$174,768

Basic earnings (loss) per share:
As reported	$1.13	$(0.05)	$1.88
Pro forma	0.88	(0.40)	1.53
Diluted earnings (loss) per share:
As reported	1.09	(0.05)	1.76
Pro forma	0.85	(0.40)	1.46

      For purposes of determining the 2003 employee stock-based compensation expense and the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of the options is amortized over the options’ vesting period. The following assumptions for 2003, 2002 and 2001, respectively, were computed on a weighted average basis: expected volatility of 56.55%, 60.93% and 58.93%, risk-free interest rate of 3.0%, 3.3% and 4.3%, expected life of 4.5, 5.2 and 5.4 years and no expected dividends. The weighted average fair value of the options granted in 2003, 2002 and 2001 was $17.36, $21.20 and $14.42, respectively.

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

Revenue Recognition

      Revenue for product sales is recognized when all of the following criteria have been met: (a) evidence of an agreement exists, (b) delivery to and acceptance by the customer has occurred, (c) the price to the customer is fixed and determinable and (d) collectibility is reasonably assured. Products are deemed to be accepted by the customer upon receipt of written acceptance. Revenue from rental and service agreements is recognized as earned, over the rental period and when services have been rendered, and the associated costs and expenses are recognized as incurred.

      In accordance with Emerging Issues Task Force (“EITF”) 00-10, Accounting for Shipping and Handling Fees and Costs, the Company recognizes the revenue associated with rebillable shipping and handling costs as Revenues of Products and Revenues of Services and Rentals and all costs for shipping and handling costs as

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Products and Cost of Services and Rentals in the accompanying Consolidated Statements of Operations.

Earnings (Loss) Per Share

      Basic earnings (loss) per share for all periods presented equals net income (loss) divided by the weighted average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing net income, as adjusted for the assumed conversion of dilutive debentures, by the weighted average number of Common Shares outstanding during the period adjusted for the dilutive effect of the Company’s stock option and restricted stock plans, warrants and the incremental shares for the assumed conversion of dilutive debentures. The effect of stock option and restricted stock plans, warrants and the assumed conversion of dilutive debentures is not included in the computation for periods in which a net loss occurs, because to do so would be anti-dilutive. The diluted earnings per share calculation excludes 2.3 million, 20.5 million and 1.7 million stock options that were anti-dilutive for the years ended December 31, 2003, 2002 and 2001, respectively.

      Diluted earnings per share for 2001 reflects the dilutive effect of stock option and restricted stock plans and assumed conversion of the Company’s Zero Coupon Convertible Senior Debentures (the “Zero Coupon Debentures”) and the Company’s 5% Convertible Subordinated Preferred Equivalent Debentures (the “Convertible Preferred Debentures”). Net income for the diluted earnings per share calculation for 2001 is adjusted to add back the amortization of original issue discount, net of taxes, relating to the Zero Coupon Debentures totaling $10.6 million, and interest, net of taxes, on the Convertible Preferred Debentures totaling $9.8 million.

      The following reconciles basic and diluted weighted average number of shares outstanding:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Basic weighted average number of shares outstanding	126,524	120,058	114,018
Dilutive effect of:
Warrants	1,090	—	—
Stock option and restricted stock plans	4,147	—	4,480
Convertible debentures	—	—	14,757

Diluted weighted average number of shares outstanding	131,761	120,058	133,255

New Accounting Pronouncements

      In November 2002, a consensus was reached on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company’s consolidated financial statements.

      In January 2003, the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”) was issued. FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity. A variable interest entity is generally defined as an entity whose equity is insufficient to absorb the expected losses or whose owners lack the risk and rewards of ownership. FIN No. 46 is effective for all variable interest entities

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

created or modified after January 31, 2003 and requires certain disclosures for all other variable interest entities. In December 2003, the FASB published a revision to FIN No. 46 (“FIN No. 46R”) to clarify some of the provisions of the Interpretation and to defer the effective date of implementation for certain entities created before January 31, 2003. Under the guidance of FIN No. 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities (“SPEs”) are required to apply the provisions of the Interpretation in financial statements for periods ending after March 14, 2004. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have an impact on the Company’s consolidated financial statements. For all other interests, the Company is currently evaluating the impact this interpretation will have on its financial statements.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

      In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and other Postretirement Benefits (“SFAS No. 132”). The statement requires additional disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The revised statement is effective for financial statements with fiscal years ending after December 15, 2003. The disclosure requirements of SFAS No. 132 have been included in the Company’s notes to consolidated financial statements.

2.	Corporate Reorganization

      Effective June 26, 2002, Weatherford Limited became the parent holding company of Weatherford Inc. following a corporate reorganization. Weatherford Inc. continues to exist as an indirect, wholly owned subsidiary of Weatherford Limited. Weatherford Limited and its subsidiaries continue to conduct the business previously conducted by Weatherford Inc. and its subsidiaries. The reorganization has been accounted for as a reorganization of entities under common control, and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities or shareholders’ equity.

      In connection with the reorganization, the Company incurred $4.5 million, $3.0 million after taxes, in transaction-related expenses. The transaction expenses relate to professional services and are reflected in Corporate General and Administrative in the accompanying Consolidated Statements of Operations for the year ended December 31, 2002.

      Weatherford Limited and Weatherford Inc. guarantee, on a full and unconditional basis, certain obligations of the Company (See Note 22).

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Severance, Restructuring and Asset Impairment Charges

2003 Severance Charge

      During the second quarter of 2003, the Company recorded approximately $7.7 million, $5.6 million net of taxes, in severance and severance related costs in connection with the realignment of its segments.

      Severance and severance related costs summarized by segment and by financial statement classification were as follows:

	Drilling	Production
	Services	Systems	Total

	(In thousands)
Cost of Products	$2,398	$1,905	$4,303
Cost of Services and Rentals	973	—	973
Research and Development	51	425	476
Selling, General and Administrative Attributable to Segments	548	1,410	1,958

Total	3,970	3,740	7,710
Utilized during 2003	(3,970)	(3,740)	(7,710)

Balance as of December 31, 2003	$—	$—	$—

      In accordance with the Company’s announced plan to terminate employees company-wide, it recorded severance costs for 515 specifically identified employees. As of December 31, 2003, all identified employees had been terminated.

2002 Restructuring and Asset Impairment Charge

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

      Components of the charge included $8.6 million of severance and related costs and $11.5 million of asset impairment charges offset by a $4.7 million reversal of an unutilized prior period charge. The severance and related costs were for 849 specifically identified employees. As of December 31, 2003, all identified employees had been terminated. The asset impairment charges of $11.5 million primarily relate to the write-down of equipment and facilities as a result of the decline in market conditions. Certain assets were sold, and the remaining assets have a carrying amount of $4.8 million as of December 31, 2003 and are classified in Property, Plant and Equipment on the accompanying Consolidated Balance Sheets. In 2000, the Company recorded a charge of $56.3 million in connection with the merger of its former Compression Services Division (see Note 4) with Universal Compression Holdings, Inc. (“Universal”) of which $4.7 million of estimated transaction costs were not incurred and were reversed in 2002.

      During the first quarter of 2003, the Company modified its plan and reversed $3.1 million of unutilized severance accruals recorded by the Production Systems segment. The Company expensed an additional $2.0 million during the first quarter for other facility impairments within the Production Systems segment. The amounts related to the modification were recorded in Cost of Products in the accompanying Consolidated

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Operations. The charge related to the 2002 plan is summarized by segment and by financial statement classification in the following table:

	Drilling Services	Production Systems	Corporate	Total

Cost of Products	$2,800	$10,751	$—	$13,551
Cost of Services and Rentals	1,985	—	—	1,985
Corporate General and Administrative	—	—	(99)	(99)

Total	4,785	10,751	(99)	15,437
Utilized during 2002	(3,418)	(7,289)	99	(10,608)
Reversal of 2002 restructuring charge	—	(3,148)	—	(3,148)
Utilized during 2003	(1,367)	(314)	—	(1,681)

Balance as of December 31, 2003	$—	$—	$—	$—

4.	Universal Compression

Merger Transaction

      On February 9, 2001, the Company completed the merger of essentially all of its Compression Services Division with and into a subsidiary of Universal in exchange for 13.75 million shares of Universal common stock. The Company retained part of the Compression Services Division, including Singapore-based Gas Services International operations, which are now consolidated within the Company’s Production Systems Division. The Universal common stock received represented approximately 48% of Universal’s total common stock outstanding as of the date of the merger. Subsequent to the merger, Universal issued additional shares of common stock, and the Company’s ownership declined to 44% as of December 31, 2003.

      The Company and Universal entered into a Registration Rights Agreement, pursuant to which the Company was granted certain demand and piggyback registration rights for its shares of Universal common stock. Pursuant to the terms of the merger agreement, the Company also appointed three members to Universal’s eight member Board of Directors, including both the Company’s Chairman, President and Chief Executive Officer and the Company’s Chief Financial Officer. As long as the Company owns at least 20% of Universal’s outstanding common stock, the Company has the right to designate three board members. If its ownership interest falls below 20%, it may designate only two directors, and if its ownership falls below 10% the Company will no longer be entitled to designate directors to serve on Universal’s Board of Directors.

Equity Investment in Universal

      In connection with the merger, the Company de-consolidated the businesses that merged with Universal and recorded its investment in Universal as Equity Investments in Unconsolidated Affiliates on the accompanying Consolidated Balance Sheets. Accordingly, the Company began recording its equity interest in Universal’s results of operations, based on estimates provided by Universal, as Equity in (Earnings) Losses of Unconsolidated Affiliates, Net of Impairment Charge on the accompanying Consolidated Statements of Operations. The Company has not received distributions from Universal related to its investment. The difference between the cost basis of the Company’s investment in Universal and the Company’s proportionate interest in the fair value of the net assets of Universal as of the merger date was $152.5 million and was amortized on a straight-line basis with a 40 year life through Equity in (Earnings) Losses of Unconsolidated Affiliates, Net of Impairment Charge during 2001. The Company ceased amortization beginning in 2002 in accordance with SFAS No. 142.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company reviews its investment in Universal for impairment in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB No. 18”). APB No. 18 requires recognition of a loss when the decline in an investment is other than temporary. In determining whether the decline is other than temporary, the Company considers the cyclical nature of the industry in which Universal operates, their historical performance, their performance in relation to their peers and the current economic environment. In the third quarter of 2002, the Company recorded a write-down of its investment in Universal by $217.1 million as it determined that the decline in the market value was other than temporary. In connection with the reduction in the carrying value of this investment, the Company recognized a tax benefit of $70.9 million, reducing the deferred tax liability related to the difference between the book carrying value and the tax basis of the investment. As of December 31, 2003, the Company’s carrying value of its investment in Universal was $287.5 million and the market value of the Company’s ownership interest in Universal was $359.7 million.

      Summarized financial information for Universal is presented below:

	December 31,

	2003	2002

	(In thousands)
Current assets	$318,277	$262,939
Long-term assets	1,672,158	1,683,776
Current liabilities	165,338	126,617
Long-term liabilities	1,045,297	1,097,241

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Revenues	$652,666	$658,571	$591,182
Gross profit	281,375	268,728	242,476
Net income	25,988	38,912	38,743

      The financial statements of Universal for its year ended March 31, 2003 are required by Rule 3-09 of Regulation, S-X and are filed as part of this Form 10-K as Exhibit 99.3 hereto. In addition, the financial statements of Universal for the year ended March 31, 2004 will be filed as an amendment to this Form 10-K upon the filing by Universal of their Form 10-K. Universal is required to file their Form 10-K by June 14, 2004.

5.	Acquisitions

      On July 7, 2003, the Company acquired certain assets of the North American wellhead business of Kvaerner Oilfield Products, Inc. (“Kvaerner”), a subsidiary of Aker Kvaerner ASA, for approximately $22.0 million in cash and up to $2.0 million payable upon settlement of final purchase price adjustments. The acquired business is based in Houston, Texas and is a designer, manufacturer and distributor of non-subsea wellhead products. This acquisition was integrated into the Company’s Production Systems Division and increases the Company’s offerings of products in the United States and Canada.

      On October 23, 2002, the Company acquired certain assets of Clearwater International (“Clearwater”) for approximately $33.6 million, consisting of 0.4 million Common Shares and cash of $18.0 million. Clearwater is based in Coraopolis, Pennsylvania and is a producer and distributor of oilfield production and completion chemicals. This acquisition was integrated into the Company’s Production Systems Division and provides key proprietary products and fluid technology to the Company’s underbalanced drilling services product line.

      On November 30, 2001, the Company acquired the Johnson Screens division (“Johnson”) from Vivendi Environnement for $110.0 million. Johnson is based in Minneapolis, Minnesota and is a global provider of

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

screens for fluid-solid separation processes, including the ExcelfloTM premium screen line and the SuperfloTM, Super Weld® and Thin PackTM screens for oil and gas production. This acquisition provides the Production Systems Division with significant manufacturing consolidation benefits, economies of scale and access to innovative new technologies.

      On November 16, 2001, the Company acquired CiDRA Corporation’s Optical Sensing Systems business unit (“CiDRA”) for approximately $123.1 million, consisting of 1.9 million Common Shares and cash of $62.5 million. CiDRA is based in Houston, Texas and provides a suite of permanent in-well fiber optic sensor systems, which include pressure and temperature gauges, flow and phase fraction systems, and an all-fiber in-well seismic system. This acquisition provides the Production Systems Division with proprietary technology in the growing field of advanced intelligent completion and field automation systems.

      On April 19, 2001, the Company acquired Orwell Group plc (“Orwell”) for total consideration of approximately $251.5 million, including a final purchase price adjustment, consisting of 3.2 million Common Shares, $1.6 million in cash and $81.4 million of assumed debt which was paid in full following the closing of the transaction. Orwell, based in Aberdeen, Scotland, is an international provider of oilfield services for drilling, fishing, remediation and marine applications. This acquisition increased the Company’s presence in the international markets and increased capacity. Orwell’s operations were integrated into the Company’s Drilling Services Division.

      The Company has also effected various other acquisitions during 2003, 2002 and 2001 that were integrated into the Company’s operations for total consideration of approximately $34.4 million, $103.1 million and $281.5 million, respectively.

      The acquisitions discussed above were accounted for using the purchase method of accounting. Results of operations for acquisitions accounted for as purchases are included in the accompanying consolidated financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The balances included in the Consolidated Balance Sheets related to the current year acquisitions are based upon preliminary information and are subject to change when final asset and liability valuations are obtained. Final valuations of assets and liabilities are obtained and recorded within one year from the date of the acquisition. Material changes in the preliminary allocations are not anticipated by management. The 2003, 2002 and 2001 acquisitions are not material individually or in the aggregate with same year acquisitions, therefore pro forma information is not presented.

6.	Cash Flow Information

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Other Current Assets at December 31, 2003 and 2002 included cash of approximately $6.1 million and $6.4 million, respectively, which was restricted as a result of bond requirements in certain foreign countries.

      During the years ended December 31, 2003, 2002 and 2001, there were non-cash operating activities of $4.4 million, $15.7 million and $10.0 million, respectively, relating to tax benefits received from the exercise of nonqualified stock options. These benefits were recorded as a reduction of income taxes payable and an increase to Capital in Excess of Par Value on the accompanying Consolidated Balance Sheets.

      During the years ended December 31, 2003, 2002 and 2001, there were non-cash investing activities of $1.7 million, $0.3 million and $5.0 million, respectively, relating to capital leases. In addition, during the years ended December 31, 2003 and 2002, there were non-cash investing activities of $3.2 million and $9.9 million, respectively related to the notes receivable received in exchange for the Company’s business and asset sales.

      During the years ended December 31, 2003, 2002 and 2001, there were non-cash financing activities related to our interest rate swaps of $4.5 million, $14.1 million and $1.9 million, respectively (See Note 12).

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cash paid for interest and income taxes, net of refunds, was as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Interest paid	$68,062	$78,018	$53,672
Income taxes paid, net of refunds	58,258	40,127	64,783

      The following summarizes investing activities relating to acquisitions integrated into the Company’s operations:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Fair value of assets, net of cash acquired	$48,890	$76,047	$384,322
Goodwill	24,255	82,531	566,939
Total liabilities	(11,618)	(39,821)	(214,617)
Common Shares issued, net of Commons Shares acquired	—	(7,003)	(313,483)

Cash consideration, net of cash acquired	$61,527	$111,754	$423,161

7.	Inventories

      Inventories by category are as follows:

	December 31,

	2003	2002

	(In thousands)
Raw materials, components and supplies	$158,479	$156,294
Work in process	59,430	50,874
Finished goods	424,205	340,576

	$642,114	$547,744

      Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

8.	Asset Securitization

      The Company has an agreement with a financial institution through December 2004 to sell, on a continuous basis, an undivided interest in a specific pool of U.S. accounts receivable of certain subsidiaries of the Company. Pursuant to this agreement, these subsidiaries continuously sell certain trade accounts receivable to a wholly-owned bankruptcy-remote subsidiary of the Company, W1. W1 was formed to purchase accounts receivable and, in turn, sell participating interests in such accounts receivable to a financial institution. The sale of participating interests is limited to a percentage of receivables sold to W1. Receivables are sold at a discount approximating the financial institution’s financing costs of issuing commercial paper backed by the accounts receivable. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, at the time a participating interest is sold, the related receivables are removed from the Consolidated Balance Sheets. In this transaction, the Company retains servicing responsibilities and a subordinated interest in the pool of receivables. There is no recourse against the Company for failure of debtors to pay when due on account of debtors’ bankruptcy or inability to pay.

      The Company is permitted to sell participating interests in trade accounts receivable up to $80.0 million under this agreement. In connection with the reorganization, the Company fully and unconditionally

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guaranteed certain domestic subsidiaries’ performance obligations relating to the asset securitization. The Company incurred charges, in connection with the sale of receivables under the Asset Securitization, of $1.0 million, $2.2 million and $2.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, which are included in Other Income (Expense) on the accompanying Consolidated Statements of Operations. The Company had received $75.0 million and $68.9 million for purchased interests and had a subordinated interest in the revolving pool of receivables of $73.2 million and $59.9 million as of December 31, 2003 and 2002, respectively.

      W1’s assets, including the accounts receivable held by it, are not available to satisfy claims of the Company’s creditors and are subject to the prior claims of a financial institution.

9.	Goodwill

      In June 2001, the FASB issued SFAS No. 142, which provides for the non-amortization of goodwill and other intangible assets with indefinite lives and requires that such assets be tested for impairment on at least an annual basis. The Company adopted SFAS No. 142 effective January 1, 2002.

      During 2003, in connection with the Company’s operating segment realignment, the Company re-evaluated its reporting units, as defined by SFAS No. 142. The Company reviewed its operating segments and components, which are defined as operating units one level below the operating segments. The Company determined its components were distinct businesses; however, after review of both quantitative and qualitative support, it was determined that certain of its components had distinct, similar economic characteristics. Based upon the aggregation principles provided for by SFAS No. 142, the Company’s new reporting units correspond to the Company’s Drilling Services and Production Systems operating segments.

      In addition, SFAS No. 142 requires that the assets, liabilities and goodwill be reassigned to reporting units when the composition of one or more of the reporting units is changed. In accordance with SFAS No. 142, the Company reassigned its goodwill to the new reporting units based on a relative fair value approach.

      The Company performs its annual goodwill impairment test as of October 1. The Company’s goodwill impairment test involves a comparison of the fair value of each of the Company’s reporting units, as defined under SFAS No. 142, with its carrying amount. The fair value is determined using discounted cash flows and other market-related valuation models. As both calculations indicated that the fair value of each reporting unit exceeded its carrying amount, the Company’s goodwill was not impaired. The Company will continue to test its goodwill annually on a consistent measurement date unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

      The following table provides net income and earnings per share information had the non-amortization provision been in effect for the year ended December 31, 2001:

	Year Ended December 31, 2001

		Basic	Diluted
		Earnings	Earnings
	Net Income	Per Share	Per Share

	(In thousands,
	except per share amounts)
Reported	$214,651	$1.88	$1.76
Goodwill amortization, net of taxes	36,892	0.33	0.28

Adjusted	$251,543	$2.21	$2.04

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

	Drilling Services	Production Systems	Total

	(In thousands)
As of December 31, 2001	$742,450	$640,822	$1,383,272
Additions	53,116	29,415	82,531
Impact of foreign currency translation	13,163	18,336	31,499

As of December 31, 2002	808,729	688,573	1,497,302

Additions	14,908	9,347	24,255
Disposals	—	(1,057)	(1,057)
Impact of foreign currency translation	26,580	54,131	80,711

As of December 31, 2003	$850,217	$750,994	$1,601,211

10.	Other Intangible Assets, Net

      The components of other intangible assets are as follows:

	December 31, 2003			December 31, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

	(In thousands)
Patents	$94,458	$(20,208)	$74,250	$74,250	$(12,342)	$61,908
Licenses	196,771	(24,446)	172,325	184,042	(13,181)	170,861
Covenants not to compete	20,962	(13,987)	6,975	19,077	(9,432)	9,645
Other	11,589	(2,829)	8,760	11,078	(1,759)	9,319

	$323,780	$(61,470)	$262,310	$288,447	$(36,714)	$251,733

      Amortization expense was $21.7 million, $16.0 million and $8.1 million for the years ended December 31, 2003, 2002 and 2001 respectively. Estimated amortization expense for the carrying amount of intangible assets as of December 31, 2003 is expected to be $22.2 million for 2004, $21.1 million for 2005, $19.8 million for 2006, $17.8 million for 2007 and $16.5 million for 2008.

      The Company has trademarks associated with its 2001 acquisition of the Johnson Screens division from Vivendi Environnement, which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks are classified in Other Intangible Assets, Net on the accompanying Consolidated Balance Sheets and had a carrying value of $8.0 million at December 31, 2003 and 2002, respectively. The estimated fair market value of intangible assets obtained through acquisitions consummated in the preceding twelve months are based on preliminary information which is subject to change when final valuations are obtained.

      In 2003, the Company recorded an intangible asset for unrecognized prior service costs related to its Supplemental Executive Retirement Plan (“SERP”) (See Note 16). These unrecognized costs are classified in Other Intangible Assets, Net on the accompanying Consolidated Balance Sheet and were $21.1 million as of December 31, 2003.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expandable Technology License

      On March 1, 2002, the Company obtained a worldwide license to Shell Technology Ventures’ (“Shell”) expandable technology. Expandable technology refers to both slotted and solid expandables, related tools and accessories and specialized expansion systems. Under the terms of the agreement, the Company received a global license to Shell’s existing and future expandable tubular intellectual property and immediate access to the U.S. market for use of its Expandable Sand Screen (ESSTM) system for consideration that included $65.0 million in cash, a $20.0 million promissory note, which was paid in 2002, and a $57.0 million warrant to purchase up to 3.2 million Common Shares at $60 per share. This warrant has a nine-year exercisable life beginning one year after the issue date. The warrant holder may exercise the warrant and settlement may occur through physical delivery, net share settlement, net cash settlement or a combination thereof. The value of the warrant was determined using the Black-Scholes option pricing model. In addition, the Company received a 50% reduction in the royalty rate it historically paid on Shell licensed technology sales. This license is being amortized over the life of the agreement, which is 17 years.

11.	Short-term Debt

	December 31,

	2003	2002

	(In thousands)
2003 Revolving credit facility with an effective interest rate of 1.69% at December 31, 2003	$144,000	$—
2001 Multi-currency revolving credit facility with effective interest rates between 2.07% and 4.68% at December 31, 2002	—	124,880
1998 Revolving credit facility with effective interest rates between 1.71% and 2.06% at December 31, 2002	—	150,000
Short-term bank loans with effective interest rates between 0.93% and 6.25% at December 31, 2003 and between 1.50% and 13.50% at December 31, 2002	50,575	75,304

	$194,575	$350,184

Weighted average interest rate on short-term borrowings outstanding during the year	2.23%	3.19%

      In May 2003, the Company entered into a three-year unsecured revolving credit facility agreement that provides for borrowings or issuances of letters of credit of up to an aggregate of $500.0 million. Amounts outstanding accrue interest at a variable rate based on either the U.S. prime rate or London Interbank Offered Rate (“LIBOR”) and the credit rating assigned to the Company’s long-term senior debt. The facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. The Company was in compliance with these covenants at December 31, 2003. As of December 31, 2003, the Company had $322.6 million available under this agreement due to $33.4 million being used to secure outstanding letters of credit. The Company’s weighted average interest rate for this credit facility was 1.69% during 2003.

      In April 2001, the Company entered into a $250.0 million, three-year multi-currency revolving credit facility, with commitment capacity of up to $400.0 million. In May 1998, the Company entered into a five-year unsecured credit agreement, which provided for borrowings of up to an aggregate of $250.0 million, consisting of $200.0 million in the U.S. and $50.0 million in Canada. These credit facilities were terminated in May 2003, and borrowings under these facilities were repaid with proceeds from the Company’s new revolving credit facility.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has unsecured short-term borrowings with various institutions pursuant to uncommitted facilities. At December 31, 2003 and 2002, the Company had $50.6 million and $75.3 million, respectively, in unsecured short-term borrowings outstanding under these arrangements. The weighted average interest rate was 4.29% and 3.56% for 2003 and 2002, respectively.

      The Company also has various credit facilities available for stand-by letters of credit and bid and performance bonds. The Company had $40.6 million of such letters of credit and bid and performance bonds outstanding at December 31, 2003.

12.	Long-term Debt

	December 31,

	2003	2002

	(In thousands)
4.95% Senior Notes due 2013	$249,537	$—
6 5/8% Senior Notes due 2011	350,884	347,288
7 1/4% Senior Notes due 2006	211,034	213,673
Foreign bank and other debt denominated in foreign currencies	13,196	11,842
Capital lease obligations	7,959	10,278
Other	3,018	1,998

	835,628	585,079
Less amounts due in one year	12,767	14,088

Long-term debt	$822,861	$570,991

      The following is a summary of scheduled long-term debt maturities by year (in thousands):

2004	$12,767
2005	8,256
2006	211,495
2007	2,790
2008	1,235
Thereafter	599,085

$835,628

4.95% Senior Notes

      On October 7, 2003, the Company completed a public offering of $250.0 million of 4.95% Senior Notes due 2013 (“4.95% Senior Notes”). The notes are fully and unconditionally guaranteed by Weatherford Inc. The interest on the notes is payable semi-annually on April 15 and October 15, beginning April 15, 2004. Net proceeds from the offering were $247.9 million and were used to repay short-term borrowings. As evidenced by market transactions, the estimated fair value of the 4.95% Senior Notes was $243.4 million as of December 31, 2003.

      During September 2003, the Company entered into cash flow hedges to secure the underlying interest rate in anticipation of the issuance of the 4.95% Senior Notes. In connection with the issuance of the 4.95% Senior Notes, the Company settled its cash flow hedges for $3.3 million. The resulting loss of $3.3 million is being amortized into interest expense over the life of the 4.95% Senior Notes. The amortization of this loss is included in Interest Expense on the accompanying Consolidated Statements of Operations.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effective rate for the 4.95% Senior Notes for the year ended December 31, 2003 was 5.07% after giving effect to the amortization of the loss on the settlement of the cash flow hedge.

6 5/8% Senior Notes

      On November 16, 2001, the Company completed a private placement of $350.0 million of 6 5/8% Senior Notes which are unsecured obligations of the Company. The interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year. As evidenced by market transactions, the estimated fair value of the 6 5/8% Senior Notes was $384.8 million and $383.4 million as of December 31, 2003 and 2002, respectively.

      During the fourth quarter of 2003, the Company entered into interest rate swap agreements on a notional amount of $250.0 million of its $350.0 million 6 5/8% Senior Notes to take advantage of interest rates available in the economic environment at that time. Under these agreements, on May 15 and November 15 of each year until maturity, the Company will receive interest from the counterparties at the fixed rate of 6 5/8% and will pay to the counterparties a floating rate based on a six-month LIBOR. The hedges are considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rate over its term. In accordance with SFAS No. 133, the shortcut method applies and there is no need to periodically reassess the effectiveness of the hedge during the term of the swaps. The swap agreements are recorded at fair value and classified in Other Assets with the offset to Long-term Debt on the accompanying Consolidated Balance Sheets. The aggregate fair market value of the swaps was an asset of $3.4 million as of December 31, 2003.

      The effective rate for the 6 5/8% Senior Notes for the year ended December 31, 2003 was 6.29% after giving effect to the interest rate swaps.

7 1/4% Senior Notes

      The Company has outstanding $200.0 million of 7 1/4% Senior Notes which are unsecured obligations of the Company. Interest is payable semi-annually on May 15 and November 15. Based on the borrowing rates available to the Company, the fair value of the 7 1/4% Senior Notes was $220.0 million and $222.8 million at December 31, 2003 and 2002, respectively.

      During the third quarter of 2003, the Company entered into interest rate swap agreements on a notional amount of $150.0 million of its $200.0 million 7 1/4% Senior Notes to take advantage of short-term interest rates available in the economic environment at that time. Under these agreements, on May 15 and November 15 of each year until maturity, the Company will receive interest from the counterparties at the fixed rate of 7 1/4% and will pay to the counterparties a floating rate based on six-month LIBOR. The hedges are considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rate over its term. In accordance with SFAS No. 133, the shortcut method applies and there is no need to periodically reassess the effectiveness of the hedge during the term of the swaps. The swap agreements are recorded at fair value and classified in Other Assets with the offset to Long-term Debt on the accompanying Consolidated Balance Sheets. The aggregate fair market value of the swaps was an asset of $1.1 million as of December 31, 2003.

      During part of 2002 and 2001, the Company had in effect interest rate swap agreements to reduce the exposure to changes in the fair value of the 7 1/4% Senior Notes and to take advantage of interest rates available in the economic environment during that period. Under these agreements, the Company received interest at the fixed rate of 7 1/4% and paid a floating rate based on LIBOR. The hedges were considered perfectly effective against changes in the fair value of debt due to changes in the benchmark interest rate over its term. In accordance with SFAS No. 133, the shortcut method applied and there was no need to periodically reassess the effectiveness of the hedge during the term of the swaps. Certain of the swap agreements were terminated

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in October 2002, and the Company received $13.9 million in cash, resulting in a gain of $11.0 million. The remaining swap agreement was terminated on November 15, 2001, and the Company adjusted the swap agreement to fair value and received $4.1 million in cash for the asset. The cash received was recorded against the fair market value of the agreements, and the resulting gain is being amortized over the remaining life of the 7 1/4% Senior Notes as an adjustment to Interest Expense on the accompanying Consolidated Statements of Operations.

      The effective rate for the 7 1/4% Senior Notes for the years ended December 31, 2003 and 2002 was 4.82% and 4.04%, respectively after giving effect to the interest rate swaps.

13.	Zero Coupon Convertible Senior Debentures

      On June 30, 2000, the Company completed a private placement of $910.0 million face amount of its Zero Coupon Debentures due 2020. The Zero Coupon Debentures were issued at a discount with an imputed 3% per annum interest rate. During 2003 and 2002, the Company amortized $16.3 million and $15.9 million, respectively, of the original issue discount. As of December 31, 2003 and 2002, the unamortized discount on the Zero Coupon Debentures was $353.3 million and $369.6 million, respectively.

      Holders may convert the Zero Coupon Debentures into Common Shares at any time before maturity at a conversion rate of 9.9970 Common Shares per $1,000 principal amount. The effective conversion price increases as the accreted value of the Zero Coupon Debentures increases. As of December 31, 2003, the conversion price was $61.20 per Common Share. The Company may redeem any of the Zero Coupon Debentures on or after June 30, 2005 at the accreted amount at the time of redemption. Holders may require the Company to repurchase the Zero Coupon Debentures on June 30, 2005, June 30, 2010 and June 30, 2015 at the accreted amount. The Company may elect to repurchase the Zero Coupon Debentures for cash, Common Shares or a combination thereof. The Zero Coupon Debentures are unsecured ranking equal in right of payment with all other unsecured and unsubordinated indebtedness and will rank senior to any future subordinated indebtedness. As evidenced by market transactions, the estimated fair value of the Zero Coupon Debentures was $565.3 million and $588.1 million at December 31, 2003 and 2002, respectively.

14.	5% Convertible Subordinated Preferred Equivalent Debentures

      In November 1997, the Company completed a private placement of $402.5 million principal amount of Convertible Preferred Debentures. On August 3, 2003, the Company redeemed all of its outstanding Convertible Preferred Debentures for $412.6 million, or 102.5% of the principal amount. The Convertible Preferred Debentures plus accrued interest were repaid with the proceeds of the sale of Common Shares (See Note 15) and cash on hand. In connection with the redemption, the Company expensed $10.1 million related to the call premium and $10.8 million related to the remaining unamortized debt issuance costs. These expenses have been classified in Debt Redemption Expense on the accompanying Consolidated Statements of Operations.

15.	Shareholders’ Equity

Authorized Shares

      The Company is authorized to issue 500,000,000 Common Shares and 10,000,000 undesignated preference shares, $1.00 par value. During the three years ended December 31, 2003, no preferred shares were issued.

Equity Offering

      On July 3, 2003, the Company completed a public offering of ten million Common Shares in exchange for $400.0 million in cash proceeds. The Common Shares were sold through Lehman Brothers, an investment

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

banking firm in which two directors of the Company are managing directors. The arrangements associated with this transaction were on customary terms in the industry.

16.	Compensation Plans

Stock Option Plans

      The Company has a number of stock option plans pursuant to which directors, officers and key employees may be granted options to purchase Common Shares at the fair market value on the date of grant.

      The Company has in effect a 1991 Employee Stock Option Plan (“1991 ESO Plan”), a 1992 Employee Stock Option Plan (“1992 ESO Plan”) and a 1998 Employee Stock Option Plan “(1998 ESO Plan”). Under these plans, options to purchase up to an aggregate of 25.2 million Common Shares may be granted to officers and key employees of the Company (including directors who are also key employees). At December 31, 2003, approximately 0.7 million shares were available for grant under such plans.

      Stock options generally vest after one to four years following the date of grant and expire after ten to fourteen years from the date of grant. Information about the stock option plans and predecessor plans for the three years ended December 31, 2003, is set forth below:

			Weighted
			Average
			Exercise
	Number of	Range of Exercise	Price Per
	Shares	Prices	Share

Options outstanding, December 31, 2000	15,072,737	$ 3.00 - $47.63	$22.82
Granted	8,686,500	23.77 - 53.67	25.96
Exercised	(1,109,153)	3.00 - 26.12	11.91
Terminated	(562,084)	11.50 - 50.00	21.13

Options outstanding, December 31, 2001	22,088,000	4.41 - 53.67	24.64
Granted	711,500	32.72 - 46.49	38.38
Exercised	(2,148,564)	10.89 - 36.75	16.01
Terminated	(477,494)	23.77 - 46.18	31.01

Options outstanding, December 31, 2002	20,173,442	4.41 - 53.67	25.86
Granted	730,000	31.75 - 43.15	36.91
Exercised	(732,926)	8.12 - 36.75	19.06
Terminated	(603,875)	23.77 - 47.49	28.57

Options outstanding, December 31, 2003	19,566,641	4.41 - 53.67	26.44

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted	Weighted
	Number	Average	Average	Number	Average	Average
	Outstanding	Remaining	Exercise	Exercisable	Remaining	Exercise
	as of	Contractual	Price Per	as of	Contractual	Price Per
Range of Exercise Prices	12/31/2003	Life	Share	12/31/2003	Life	Share

$4.41-$11.62	3,497,325	6.71	$11.03	3,497,325	6.71	$11.03
14.82-22.91	1,130,457	8.31	19.28	1,130,457	8.31	19.28
23.11-34.56	7,978,609	11.30	24.67	810,109	8.34	25.20
35.15-53.67	6,960,250	10.05	37.38	5,199,750	9.49	36.85

4.41-53.67	19,566,641	9.86	26.44	10,637,641	8.37	25.61

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The options exercisable as of December 31, 2002 and 2001 were 5.8 million and 5.5 million, respectively.

Restricted Share Plan

      During 2003, the Board of Directors approved a restricted share plan (the “Restricted Share Plan”) pursuant to which up to 3.8 million Common Shares were authorized for issuance. The Restricted Share Plan provides for the award of Common Shares, the vesting of which is subject to conditions and limitations established at the time of the grant. Upon the award of Common Shares, the participant has the rights of a shareholder, including but not limited to the right to vote such shares and the right to receive any dividends paid on such shares. Key employees, directors and persons providing material services to the Company may be eligible for participation in the Restricted Share Plan. As of December 31, 2003, there were no shares outstanding under this plan.

Executive Deferred Compensation Plan

      In May 1992, the Company’s shareholders approved the Executive Deferred Compensation Stock Ownership Plan (the “EDC Plan”). Under the EDC Plan, a portion of the compensation for certain key employees of the Company, including officers and employee directors, can be deferred for payment after retirement or termination of employment.

      The Company has established a grantor trust to fund the benefits under the EDC Plan. The funds provided to such trust are invested by a trustee independent of the Company in Common Shares, which are purchased by the trustee on the open market. The assets of the trust are available to satisfy the claims of all general creditors of the Company in the event of bankruptcy or insolvency. Accordingly, the Common Shares held by the trust and the liability of the Company under the EDC Plan are included in the accompanying Consolidated Balance Sheets as Treasury Shares, Net.

Retirement and Employee Benefit Plans

      The Company has defined contribution plans covering certain of its employees. Contribution expenses related to these plans totaled $12.0 million, $10.4 million and $6.7 million in 2003, 2002 and 2001, respectively.

      The Company has defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees. Selected plans acquired in acquisitions have been frozen. Plan benefits are generally based on factors such as age, compensation levels and years of service. Effective August 2003, the Company adopted a SERP to provide pension benefits to certain executives upon retirement. This plan is a nonqualified, unfunded retirement plan and in order to meet its obligations under the SERP, the Company maintains life insurance policies on the lives of the participants. These policies are not included as plan assets nor in the funded status amounts in the table below. The Company is the sole owner and beneficiary of such policies.

      Plan information including the funded status of the plans is presented below. Plan information includes the SERP obligations but excludes the life insurance policies from plan assets. The Company uses a measurement date of December 31 for the majority of its plans.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The change in benefit obligations were as follows:

	Year Ended December 31,

	2003		2002

	United States	International	United States	International

	(In thousands)
Benefit obligation at beginning of year	$12,799	$44,908	$12,811	$32,636
Addition of new plan	28,715	—	—	—
Service cost	576	5,242	—	6,029
Interest cost	1,392	2,489	908	1,819
Plan participants’ contributions	—	2,165	—	2,546
Settlements	(694)	—	(1,043)	(33)
Actuarial (gain) loss	914	2,522	1,223	(148)
Currency fluctuations	—	5,124	—	4,108
Benefits paid	(1,029)	(2,273)	(1,100)	(2,049)

Benefit obligation at end of year	$42,673	$60,177	$12,799	$44,908

      The change in plan assets were as follows:

	Year Ended December 31,

	2003		2002

	United States	International	United States	International

	(In thousands)
Fair value of plan assets at beginning of year	$9,889	$27,858	$13,072	$20,395
Actual return on plan assets	2,061	4,892	(1,180)	(2,721)
Employer contribution	177	4,621	140	5,742
Plan participants’ contributions	—	2,165	—	2,546
Settlements	(694)	—	(1,043)	—
Currency fluctuations	—	3,420	—	3,645
Benefits paid	(1,029)	(1,823)	(1,100)	(1,749)

Fair value of plan assets at end of year	10,404	41,133	9,889	27,858

Funded status	(32,269)	(19,044)	(2,910)	(17,050)
Unrecognized actuarial loss	4,452	7,684	4,613	8,391
Unrecognized prior service cost	27,839	94	—	94
Unrecognized transition asset	—	(36)	—	(7)

Net amount recognized	$22	$(11,302)	$1,703	$(8,572)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amounts recognized in the Consolidated Balance Sheets are as follows:

	2003		2002

	United States	International	United States	International

	(In thousands)
Prepaid benefit cost	$—	$92	$—	$76
Accrued benefit cost	(25,507)	(14,417)	(2,910)	(12,650)
Intangible asset	21,077	12	—	—
Accumulated other comprehensive income	4,452	3,011	4,613	4,002

Net amount recognized	$22	$(11,302)	$1,703	$(8,572)

      The increase or decrease in the additional minimum liability included in other comprehensive income was $(0.2) million and $4.3 million for 2003 and 2002, respectively, for the U.S. plans and $(1.3) million and $4.0 million for 2003 and 2002, respectively for the international plans.

      The accumulated benefit obligation for defined benefit pension plans was $35.9 million and $12.8 million at December 31, 2003 and 2002, respectively, for the U.S. plans and $53.7 million and $38.9 million at December 31, 2003 and 2002, respectively, for the international plans.

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets or accumulated benefit obligations in excess of plan assets as of December 31, 2003 and 2002 are as follows:

	2003		2002

	United States	International	United States	International

	(In thousands)
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$42,244	$58,176	$12,799	$42,810
Fair value of plan assets	10,404	39,024	9,889	25,651
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	35,873	51,494	12,799	29,954
Fair value of plan assets	10,404	38,200	9,889	18,048

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of net periodic benefit cost are as follows:

	2003		2002		2001

	United States	International	United States	International	United States	International

	(In thousands)
Service cost	$576	$5,242	$—	$6,029	$—	$2,840
Interest cost	1,392	2,489	908	1,819	1,143	949
Expected return on plan assets	(1,032)	(1,944)	(1,156)	(1,600)	(1,464)	(895)
Amortization of transition obligation	—	25	—	24	—	23
Amortization of prior service cost	876	13	—	11	—	9
Settlements	25	—	343	(2)	457	—
Amortization of loss	21	1,035	17	583	16	119

Net periodic benefit cost	$1,858	$6,860	$112	$6,864	$152	$3,045

      Prior service costs are amortized using an alternative straight-line method over the average remaining service period of employees expected to receive plan benefits.

      Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions.

      The weighted average assumption rates used for benefit obligations are as follows:

	Year Ended December 31,

	2003	2002

Discount rate:
United States plans	6.00%	6.75%
International plans	4.75 - 7.00	4.80 - 7.00
Rate of compensation increase:
United States plans	3.00	—
International plans	2.75 - 7.50	3.25 - 8.28

      The weighted average assumption rates used for net periodic benefit cost are as follows:

	Year Ended December 31,

	2003	2002	2001

Discount rate:
United States plans	6.00 - 6.75%	7.25%	7.25%
International plans	4.80 - 7.00	4.70 - 7.00	6.25 - 6.60
Expected return on plan assets:
United States plans	8.00	8.00	8.00
International plans	6.27 - 8.00	6.60 - 8.00	6.76
Rate of compensation increase:
United States plans	3.00	—	—
International plans	3.25 - 8.28	3.25 - 10.24	3.25 - 3.90

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In determining the overall expected long-term rate of return for plan assets, the Company takes into consideration the historical experience as well as future expectations of the asset mix involved. As different investments yield different returns, each asset category must be reviewed individually and then weighted for significance in relation to the total portfolio.

      The weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	2003		2002

	United States	International	United States	International

Equity	61%	91%	59%	91%
Debt securities	38	6	40	8
Other	1	3	1	1

Total	100%	100%	100%	100%

      In the United States, our investment strategy includes a balanced approach with target allocation percentages of 60% equity investments and 40% fixed income investments. For the international plans, the assets are invested primarily in equity investments as they are expected to provide a higher long-term rate of return. Our pension investment strategy worldwide prohibits a direct investment in our own stock.

      In 2004, the Company expects to contribute $0.2 million in the United States and $4.8 million internationally to its pension and other post retirement benefit plans.

17.	Income Taxes

      The components of Income (Loss) before Income Taxes and Minority Interest were as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Domestic	$24,348	$(154,828)	$186,715
Foreign	170,269	144,993	151,872

	$194,617	$(9,835)	$338,587

      The Company’s income tax (provision) benefit consisted of the following:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Current:
U.S. federal and state income taxes	$(159)	$(29,468)	$(21,215)
Foreign	(67,235)	(59,974)	(51,459)

Total Current	(67,394)	(89,442)	(72,674)

Deferred:
U.S. federal	15,992	84,904	(35,415)
Foreign	801	8,894	(14,959)

Total Deferred	16,793	93,798	(50,374)

	$(50,601)	$4,356	$(123,048)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The difference between the tax (provision) benefit at the statutory federal income tax rate and the tax (provision) benefit attributable to Income (Loss) Before Income Taxes and Minority Interest for the three years ended December 31, 2003 is analyzed below:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Statutory federal income tax rate	$(68,116)	$3,442	$(118,505)
Effect of state income tax, net and alternative minimum tax	319	101	(1,667)
Effect of domestic non-deductible expenses	(380)	69	(5,144)
Change in valuation allowance	(6,873)	(12,859)	(2,646)
Effect of foreign income tax, net	19,204	(947)	(1,230)
Effect of prior year audit resolutions	—	9,352	—
Other	5,245	5,198	6,144

	$(50,601)	$4,356	$(123,048)

      Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting. The components of the net deferred tax asset were as follows:

	December 31,

	2003	2002

	(In thousands)
Deferred tax assets:
Domestic and foreign operating losses	$55,635	$31,693
Accrued liabilities and reserves	65,783	73,678
Tax credits	25,415	15,696
Unremitted foreign earnings	6,391	1,272
Other differences between financial and tax basis	1,849	6,464
Differences between financial and tax basis inventory	18,426	31,685
Valuation allowance	(34,504)	(42,049)

Total deferred tax assets	138,995	118,439

Deferred tax liabilities:
Property, plant and equipment	(38,112)	(31,886)
Goodwill and other intangibles	(3,563)	(19,659)
Other differences between financial and tax basis	(1,025)	—

Total deferred tax liabilities	(42,700)	(51,545)

Net deferred tax asset	$96,295	$66,894

      The change in the valuation allowance in 2003 is primarily due to the expiration of tax credits that the Company had established a valuation allowance against in previous years, partially offset by the establishment of a valuation allowance against tax credits generated in 2003. The Company believes the character and nature of future taxable income may not allow it to realize the tax benefits of tax credits generated in 2003 within the allowable carryforward period. Therefore, an appropriate valuation allowance has been provided.

      The Company has provided additional taxes for the anticipated repatriation of earnings of its foreign subsidiaries where it has determined that the foreign subsidiaries earnings are not indefinitely reinvested. For

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign subsidiaries whose earnings are indefinitely reinvested, no provision for U.S. federal and state income taxes has been provided. If the earnings were not indefinitely reinvested, the estimated tax liability would be approximately $5.2 million before application of available foreign tax credits.

      At December 31, 2003, the Company had approximately $180.5 million of net operating losses (“NOLs”), $6.4 million of which were generated by certain domestic subsidiaries prior to their acquisition by the Company. The use of these acquired domestic NOLs is subject to limitations imposed by the Internal Revenue Code and is also restricted to the taxable income of the subsidiaries generating these losses. Loss carryforwards, if not utilized, will expire at various dates from 2004 through 2025.

      At December 31, 2003, the Company had approximately $18.0 million of foreign tax credits available to offset future payments of federal income taxes. The foreign tax credits expire in varying amounts through 2008.

18.	Disputes, Litigation and Contingencies

Litigation and Other Disputes

      The Company is aware of various disputes and potential claims and is a party in various litigation involving claims against the Company, some of which are covered by insurance. Based on facts currently known, the Company believes that the ultimate liability, if any, which may result from known claims, disputes and pending litigation, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Insurance

      The Company is self-insured up to certain retention limits for general liability, vehicle liability, group medical and for workers’ compensation claims for certain of its employees. The amounts in excess of the self-insured levels are fully insured, up to a limit. Self-insurance accruals are based on claims filed and an estimate for significant claims incurred but not reported. Although the Company believes adequate reserves have provided for expected liabilities arising from its self-insured obligations, it is reasonably possible that management’s estimates of these liabilities will change over the near term as circumstances develop.

19.	Commitments

Operating Leases

      The Company is committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property. Future minimum rental commitments under noncancelable operating leases are as follows (in thousands):

2004	$30,258
2005	23,517
2006	19,071
2007	15,790
2008	13,257
Thereafter	60,443

$162,336

      Total rent expense incurred under operating leases was approximately $40.7 million, $41.3 million and $31.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale and Leaseback of Equipment

      The Company’s Compression Services Division entered into various sale and leaseback arrangements where it sold compressors and received cash equal to the appraised value of $299.9 million through the merger date with Universal. Under these arrangements, legal title to the compression units was sold to third parties and leased back to the division under a five-year operating lease with a market-based purchase option. Total lease expense incurred under these arrangements was approximately $2.5 million for the year ended December 31, 2001. The lease expense is classified as Cost of Services and Rentals in the accompanying Consolidated Statements of Operations.

20.	Related Party Transactions

      During 2003, the Company sold one of its businesses to two employees for $0.1 million in cash and a note receivable of $3.2 million. The terms of the transaction were negotiated on an arms-length basis.

      During 2003, the Company completed a public offering of ten million Common Shares that were sold through Lehman Brothers, Inc. (“Lehman”), an investment banking firm in which two directors of the Company are managing directors (See Note 15). The Company also entered into an interest rate swap agreement for its 6 5/8% Senior Notes (See Note 12) with Lehman in 2003. The arrangements associated with these transactions were on customary terms in the industry.

      A member of the Company’s Board of Directors is the Chief Executive Officer of First Reserve Corporation. First Reserve Corporation beneficially owns certain convertible preferred securities of CiDRA Corporation, which are convertible into less than 10% of CiDRA Corporation’s common stock on a fully diluted and convertible basis. The purchase price for the Company’s 2001 acquisition of CiDRA (See Note 5) was determined through a competitive bid process conducted by a third-party investment banking firm. The member of the Company’s Board of Directors did not participate or vote in the meeting of the Company’s Board of Directors in which the acquisition of CiDRA was discussed and approved. During 2002, the Company purchased a related business from CiDRA Corporation for $4.8 million. The member of the Company’s Board of Directors did not participate in the Company’s consideration or approval of this transaction.

      During 2002, the Company sold certain assets to an employee for a note receivable of $9.9 million. The terms of the transaction were negotiated on an arms-length basis.

      The Company incurred legal fees of $2.0 million during 2001 with a law firm in which a former executive officer of the Company was a partner.

      During 2001, the Company paid Lehman approximately $1.1 million for fees associated with an acquisition and $0.9 million associated with the private placement of its 6 5/8% Senior Notes (See Note 12). The Company also entered into interest rate swap agreements for its 7 1/4% Senior Notes (See Note 12) with Lehman during 2001. All fee arrangements and terms associated with these transactions were on terms standard in the industry.

      In April 2000, we completed the spin-off of our Grant Prideco, Inc. subsidiary to our shareholders. Three of our directors serve on both our and Grant Prideco’s Boards of Directors. In connection with the spin-off, we entered into a preferred customer agreement pursuant to which we agreed, for a three-year period, to purchase at least 70% of our requirements of drill stem products from Grant Prideco. The price for those products will be at a price not greater than that which Grant Prideco sells to its best similarly situated customers. We were entitled to apply against our purchases a drill stem credit of $30.0 million, subject to a limitation of the application of the credit to no more than 20% of any purchase. During 2003, the initial agreement with Grant Prideco was extended for an additional two-year period. The Company received a drill stem credit of $10.0 million, subject to a limitation of no more than 20% of any purchase. All other terms and agreements are

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consistent with the initial preferred customer agreement. As of December 31, 2003, the Company had $7.8 million remaining of the drill stem credit.

21.	Segment Information

Geographic Segments

      Financial information by geographic segment, as provided to the chief operating decision maker, for each of the three years ended December 31, 2003, is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products and performance of services. Long-lived assets are long-term assets excluding deferred tax assets of $31.5 million, $18.3 million and $13.8 million at December 31, 2003, 2002 and 2001, respectively.

	Revenues from Unaffiliated Customers			Long-lived Assets

	2003	2002	2001	2003	2002	2001

	(In thousands)
United States	$855,321	$774,345	$949,342	$1,832,172	$1,897,910	$1,899,959
Canada	442,562	320,851	333,417	488,991	404,640	397,548
Latin America	246,402	204,646	248,720	170,643	152,895	159,395
Europe, CIS and West Africa	505,449	476,004	355,852	716,251	526,804	423,421
Middle East and North Africa	318,950	291,771	214,040	191,232	139,479	94,624
Asia Pacific	222,724	261,313	227,344	133,397	95,734	76,294

	$2,591,408	$2,328,930	$2,328,715	$3,532,686	$3,217,462	$3,051,241

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

      The Company’s Drilling Services segment provides a wide range of oilfield products and services, including drilling services and equipment, well installation services and cementing products and equipment, underbalanced drilling services, fishing and intervention services, pipeline and specialty services, liner systems and expandable solid tubular systems.

      The Company’s Production Systems segment designs, manufactures, sells and services a complete line of artificial lift equipment, including progressing cavity pumps, reciprocating rod lift systems, gas lift systems, electrical submersible pumps, product optimization services and automation and monitoring of wellhead production. This segment also provides certain completion products and systems including cased hole systems, flow control systems, sand screens, expandable sand screen systems and intelligent completion technologies. Production Systems also provides screens for industrial applications and total process system solutions for all aspects of natural gas production.

      The Company’s Compression Services segment historically packaged, rented and sold parts and provided services for gas compressor units over a broad horsepower range.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Financial information by industry segment for each of the three years ended December 31, 2003 is summarized below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

		Production	Compression
	Drilling Services	Systems	Services	Corporate(a)	Total

	(In thousands)
2003
Revenues from unaffiliated customers	$1,493,604	$1,097,804	$—	$—	$2,591,408
Depreciation and amortization	174,081	56,079	—	2,519	232,679
Operating income (loss)	234,659	74,250	—	(27,255)	281,654
Total assets	2,560,835	1,893,158	—	546,219	5,000,212
Capital expenditures for property, plant and equipment	163,611	94,179	—	44,712	302,502
2002
Revenues from affiliated customers	$1,374,867	$954,063	$—	$—	$2,328,930
Depreciation and amortization	167,798	44,196	—	2,924	214,918
Operating income (loss)	222,265	79,873	—	(236,751)	65,387
Total assets	2,437,418	1,608,061	—	449,510	4,494,989
Capital expenditures for property, plant and equipment	157,239	69,815	—	41,633	268,687
Non-cash portion of restructuring and asset impairment charge	3,078	8,758	—	(147)	11,689
2001
Revenues from unaffiliated customers	$1,441,067	$860,709	$26,939	$—	$2,328,715
Depreciation and amortization	146,924	50,429	4,184	6,592	208,129
Operating income (loss)	328,767	99,445	(597)	(18,141)	409,474
Total assets	2,238,335	1,522,435	—	535,592	4,296,362
Capital expenditures for property, plant and equipment	253,297	56,182	5,675	24,271	339,425

(a)	Includes Equity in (Earnings) Losses of Unconsolidated Affiliates, Net of Impairment Charge. During 2002, the Company recorded an impairment charge of $217.1 million, $146.2 million, net of taxes, for its investment in Universal.

Major Customers and Credit Risk

      Substantially all of the Company’s customers are engaged in the energy industry. This concentration of customers may impact the Company’s overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral in support of its trade receivables. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company’s expectations. Foreign sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds, result in the deprivation of contract rights or the taking of property without fair consideration. Most of the

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s foreign sales, however, are to large international or national companies or are secured by letters of credit or similar arrangements.

      In 2003, 2002 and 2001, there was no individual customer who accounted for 10% or greater of consolidated revenues.

22.	Consolidating Financial Statements

      As part of the June 26, 2002 reorganization, Weatherford Limited (“Parent”) and Weatherford Inc. (“Issuer”) each guaranteed, on a full and unconditional basis, certain indebtedness of the Company. As of December 31, 2002, Parent guaranteed the following obligations of Issuer: (1) the three-year multi-currency revolving credit facility, (2) the five-year unsecured credit agreement, (3) the 7 1/4% Senior Notes, (4) the 6 5/8% Senior Notes, (5) the Zero Coupon Debentures and (6) the Convertible Preferred Debentures.

      During 2003, Parent entered into a new revolving credit facility (“2003 Revolving Credit Facility”) and used the facility to terminate the three-year multi-currency and five-year unsecured credit facilities (See Note 11). In addition, Parent completed a public offering of the 4.95% Senior Notes and the Convertible Preferred Debentures were redeemed in August 2003 (See Notes 12 and 14, respectively).

      Based on the changes in the Company’s indebtedness during 2003, the following obligations were guaranteed by Parent as of December 31, 2003: (1) the 7 1/4% Senior Notes, (2) the 6 5/8% Senior Notes and (3) the Zero Coupon Debentures. The following obligations were guaranteed by Issuer as of December 31, 2003: (i) the 2003 Revolving Credit Facility and (ii) the 4.95% Senior Notes. In addition, Weatherford Limited and Weatherford Inc. fully and unconditionally guaranteed certain domestic subsidiaries’ performance obligations relating to the asset securitization (See Note 8).

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2003

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

	(In thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,582	$53,571	$929	$—	$56,082
Intercompany Receivables	79,562	88,178	76,561	(244,301)	—
Other Current Assets	3,587	1,354,036	22,319	—	1,379,942

	84,731	1,495,785	99,809	(244,301)	1,436,024

Equity Investments in Unconsolidated Affiliates	287,539	16,115	—	—	303,654
Intercompany Investments in Affiliates	2,955,728	12	5,524,708	(8,480,448)	—
Shares Held in Parent	—	254,926	—	(254,926)	—
Long-term Intercompany Receivables	8,500	204,240	309,486	(522,226)	—
Other Assets	2,674	3,210,419	47,441	—	3,260,534

	$3,339,172	$5,181,497	$5,981,444	$(9,501,901)	$5,000,212

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$144,000	$63,342	$—	$—	$207,342
Accounts Payable and Other Current Liabilities	5,708	568,894	398	—	575,000
Intercompany Payables	22,979	156,123	65,199	(244,301)	—

	172,687	788,359	65,597	(244,301)	782,342

Long-term Debt	249,537	1,130,074	—	—	1,379,611
Long-term Intercompany Payables	204,240	317,986	—	(522,226)	—
Other Long-term Liabilities	—	130,191	—	—	130,191
Shareholders’ Equity	2,712,708	2,814,887	5,915,847	(8,735,374)	2,708,068

	$3,339,172	$5,181,497	$5,981,444	$(9,501,901)	$5,000,212

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2002

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

	(In thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$48,825	$12	$—	$48,837
Intercompany Receivables	92,613	12,886	—	(105,499)	—
Other Current Assets	—	1,210,402	22,904	(22,904)	1,210,402

	92,613	1,272,113	22,916	(128,403)	1,259,239

Equity Investments in Unconsolidated Affiliates	275,983	9,918	—	—	285,901
Intercompany Investments in Affiliates	700,346	12	2,800,668	(3,501,026)	—
Shares Held in Parent	—	258,125	—	(258,125)	—
Long-term Intercompany Receivables	1,400,000	299,063	—	(1,699,063)	—
Other Assets	—	2,949,849	—	—	2,949,849

	$2,468,942	$4,789,080	$2,823,584	$(5,586,617)	$4,494,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$—	$364,272	$—	$—	$364,272
Accounts Payable and Other Current Liabilities	3,752	532,357	—	(22,904)	513,205
Intercompany Payables	—	40,060	65,439	(105,499)	—

	3,752	936,689	65,439	(128,403)	877,477

Long-term Debt	—	1,513,907	—	—	1,513,907
Long-term Intercompany Payables	299,063	—	1,400,000	(1,699,063)	—
Other Long-term Liabilities	—	129,109	—	—	129,109
Shareholders’ Equity	2,166,127	2,209,375	1,358,145	(3,759,151)	1,974,496

	$2,468,942	$4,789,080	$2,823,584	$(5,586,617)	$4,494,989

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

Year Ended December 31, 2003

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

	(In thousands)
Revenues	$—	$2,591,408	$—	$—	$2,591,408
Costs and Expenses	—	(2,324,552)	(149)	—	(2,324,701)
Equity in Earnings of Unconsolidated Affiliates	11,556	3,391	—	—	14,947

Operating Income (Loss)	11,556	270,247	(149)	—	281,654

Other Income (Expense):
Interest Expense, Net	(7,232)	(67,590)	—	—	(74,822)
Intercompany Charges, Net	90,100	7,272	(32,073)	(65,299)	—
Debt Redemption Expense	—	(20,911)	—	—	(20,911)
Other, Net	1,574	7,103	19	—	8,696

Income (Loss) Before Income Taxes and Minority Interest	95,998	196,121	(32,203)	(65,299)	194,617
(Provision) Benefit for Income Taxes	(4,824)	(91,959)	46,182	—	(50,601)

Income (Loss) Before Minority Interest	91,174	104,162	13,979	(65,299)	144,016
Minority Interest, Net	—	(664)	—	—	(664)

Net Income (Loss)	$91,174	$103,498	$13,979	$(65,299)	$143,352

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

Year Ended December 31, 2002

	Parent	Issuer	Other Subsidiaries	Eliminations	Consolidation

	(In thousands)
Revenues	$—	$2,328,930	$—	$—	$2,328,930
Costs and Expenses	—	(2,070,790)	—	—	(2,070,790)
Equity in Earnings (Losses) of Unconsolidated Affiliates, Net of Impairment Charge	(23,080)	16,787	—	(186,460)	(192,753)
Loss on Sale to Parent	—	(186,460)	—	186,460	—

Operating Income (Loss)	(23,080)	88,467	—	—	65,387

Other Income (Expense):
Interest Expense, Net	—	(82,882)	—	—	(82,882)
Intercompany Charges, Net	47,993	17,446	(65,439)	—	—
Other, Net	—	7,660	—	—	7,660

Income (Loss) Before Income Taxes and Minority Interest	24,913	30,691	(65,439)	—	(9,835)
(Provision) Benefit for Income Taxes	(3,750)	(14,798)	22,904	—	4,356

Income (Loss) Before Minority Interest	21,163	15,893	(42,535)	—	(5,479)
Minority Interest, Net	—	(551)	—	—	(551)

Net Income (Loss)	$21,163	$15,342	$(42,535)	$—	$(6,030)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2003

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

	(In thousands)
Cash Flows from Operating Activities:
Net Income (Loss)	$91,174	$103,498	$13,979	$(65,299)	$143,352
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	(11,556)	(3,391)	—	—	(14,947)
Charges from Parent or Subsidiary	(90,100)	(7,272)	32,073	65,299	—
Deferred Income Tax Provision (Benefit)	206	29,515	(46,514)	—	(16,793)
Other Adjustments	7,410	164,989	1,391	—	173,790

Net Cash Provided (Used) by Operating Activities	(2,866)	287,339	929	—	285,402

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	(61,527)	—	—	(61,527)
Capital Expenditures for Property, Plant and Equipment	—	(302,502)	—	—	(302,502)
Acquisition of Intangible Assets	—	(20,072)	—	—	(20,072)
Proceeds from Sales of Assets	—	13,230	—	—	13,230
Capital Contribution to Subsidiary	(412,730)	—	—	412,730	—
Other	—	(6,144)	—	—	(6,144)

Net Cash Used by Investing Activities	(412,730)	(377,015)	—	412,730	(377,015)

Cash Flows from Financing Activities:
Proceeds From Asset Securitization, Net	—	6,051	—	—	6,051
Borrowings (Repayments) of Short-term Debt, Net	144,000	(300,054)	—	—	(156,054)
Borrowings (Repayments) on Long-term Debt, Net	247,902	(1,847)	—	—	246,055
Redemption of Convertible Preferred Debentures	—	(412,563)	—	—	(412,563)
Issuance of Common Shares	400,000	—	—	—	400,000
Purchases of Treasury Shares, Net	—	(2,619)	—	—	(2,619)
Proceeds from Stock Option Exercises	—	13,972	—	—	13,972
Borrowings (Repayments) Between Subsidiaries, Net	(370,466)	370,478	(12)	—	—
Proceeds from Capital Contribution	—	412,730	—	(412,730)	—
Other, Net	(4,258)	4,054	—	—	(204)

Net Cash Provided (Used) by Financing Activities	417,178	90,202	(12)	(412,730)	94,638

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	4,220	—	—	4,220
Net Increase in Cash and Cash Equivalents	1,582	4,746	917	—	7,245
Cash and Cash Equivalents at Beginning of Year	—	48,825	12	—	48,837

Cash and Cash Equivalents at End of Year	$1,582	$53,571	$929	$—	$56,082

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2002

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

	(In thousands)
Cash Flows from Operating Activities:
Net Income (Loss)	$21,163	$15,342	$(42,535)	$—	$(6,030)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Equity in (Earnings) Losses of Unconsolidated Affiliates, Net of Impairment Charge	23,080	(16,787)	—	186,460	192,753
Non-cash Portion of Restructuring and Asset Impairment Charges	—	11,689	—	—	11,689
Loss on Sale to Parent	—	186,460	—	(186,460)	—
Charges from Parent or Subsidiary	(47,993)	(17,446)	65,439	—	—
Deferred Income Tax Benefit	—	(93,798)	—	—	(93,798)
Other Adjustments	3,750	221,435	(22,904)	—	202,281

Net Cash Provided by Operating Activities	—	306,895	—	—	306,895

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	(111,754)	—	—	(111,754)
Capital Expenditures for Property, Plant and Equipment	—	(268,687)	—	—	(268,687)
Acquisition of Intangible Assets	—	(81,103)	—	—	(81,103)
Proceeds from Sales of Assets	—	19,679	—	—	19,679
Capital Contribution to Subsidiary	(12)	(12)	—	24	—

Net Cash Provided (Used) by Investing Activities	(12)	(441,877)	—	24	(441,865)

Cash Flows from Financing Activities:
Repayments on Asset Securitization, Net	—	(71,846)	—	—	(71,846)
Borrowings of Short-term Debt, Net	—	165,104	—	—	165,104
Repayments on Long-term Debt, Net	—	(29,738)	—	—	(29,738)
Purchase of Treasury Shares, Net	—	(2,703)	—	—	(2,703)
Proceeds from Stock Option Exercises	—	34,410	—	—	34,410
Proceeds from Capital Contribution	12	—	12	(24)	—
Other, Net	—	(1,271)	—	—	(1,271)

Net Cash Provided (Used) by Financing Activities	12	93,956	12	(24)	93,956

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	1,019	—	—	1,019
Net Increase (Decrease) in Cash and Cash Equivalents	—	(40,007)	12	—	(39,995)
Cash and Cash Equivalents at Beginning of Year	—	88,832	—	—	88,832

Cash and Cash Equivalents at End of Year	$—	$48,825	$12	$—	$48,837

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Quarterly Financial Data (Unaudited)

      The following tabulation sets forth unaudited quarterly financial data for 2003 and 2002.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total

	(In thousands, except per share amounts)
2003(a)
Revenues	$589,338	$617,703	$660,480	$723,887	$2,591,408
Gross Profit	179,333	179,155	193,090	209,200	760,778
Net Income	33,530	28,573	32,412	48,837	143,352
Basic Earnings Per Share	0.28	0.24	0.25	0.37	1.13
Diluted Earnings Per Share	0.27	0.22	0.24	0.36	1.09
2002
Revenues	$568,249	$593,866	$584,930	$581,885	$2,328,930
Gross Profit	183,540	187,808	158,113	168,284	697,745
Net Income (Loss)	45,219	38,852	(121,642)	31,541	(6,030)
Basic Earnings (Loss) Per Share	0.38	0.32	(1.01)	0.26	(0.05)
Diluted Earnings (Loss) Per Share	0.36	0.31	(1.01)	0.25	(0.05)

(a)	The Company’s previously reported 2003 quarterly results have been restated to reflect the impact of adopting SFAS No. 123 (See Note 1).

24.	Subsequent Event

      In January 2004, we terminated the swap agreements entered into in the third quarter of 2003 related to the 7 1/4% Senior Notes and received $1.9 million in cash as settlement. We also terminated the swap agreements entered into in the fourth quarter of 2003 related to the 6 5/8% Senior Notes and received $8.4 million in cash as settlement. The cash received was recorded against the fair value of the respective agreements and the resulting gains will be amortized over the remaining life of the respective debt instruments as a reduction to interest expense.

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      At the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There has been no change in our internal controls over financial reporting that occurred during the three-month period ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Pursuant to General Instructions G(3), information on directors and executive officers of the Registrant will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 25, 2004.

Item 11.	Executive Compensation

      Pursuant to General Instructions G(3), information on executive compensation will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 25, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Pursuant to General Instruction G(3), information on security ownership of certain beneficial owners and management will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 25, 2004.

Equity Compensation Plan Information

      As of December 31, 2003, the Company had the following compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

			Number of Shares
			Remaining
			Available for
	Number of Shares		Future Issuance
	to be Issued upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Shares Reflected in
	and Rights	and Rights	the First Column)

Plan Category:
Equity compensation plans approved by shareholders	735,407	$12.33	—
Equity compensation plans not approved by shareholders(a)	22,217,080	31.72	4,583,691

Total	22,952,487	$31.10	4,583,691

(a)	The Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended (the “Plan”), is administered by the Compensation Committee of the Board of Directors, and all employees are eligible to receive options under the Plan. The Plan provides for the grant of nonqualified options to purchase common shares of Weatherford International Ltd. The price at which shares may be purchased is based on the market price of the shares and cannot be less than the aggregate par value of the shares on the date the option was granted. Unless otherwise provided in an option agreement, no option may be exercised after one day less than 10 years from the date of vesting. Options generally become fully exercisable after three to four years from the date of grant, subject to earlier vesting in the event of the death, disability or retirement of the employee or in the event of a change of control of the Company. The Plan provides for the grant of options to purchase up to 22,000,000 shares. As of December 31, 2003, there were options to purchase an aggregate of 17,549,442 common shares outstanding under this Plan, of which options to purchase an aggregate of 9,340,442 common shares were vested.

On September 8, 1998, July 5, 2000 and September 26, 2001, the Company granted to each of its directors other than Bernard Duroc-Danner an option or warrant to purchase 93,632, 60,000 and 60,000 common shares, respectively, at a purchase price per share equal to $11.615, $36.75 and $23.77, respectively, which was the fair market value of our common shares as of the day we granted the options or warrant. The options and warrants were issued under agreements between us and the directors. Each option or warrant is exercisable for a period of ten years from the date which it becomes fully exercisable. The options and warrant granted on September 8, 1998 and July 5, 2000 become fully exercisable three years from the date of grant, and the options and warrant granted on September 26, 2001 become fully exercisable four years from the date of grant, in each case subject to earlier vesting in the event of the death, disability or retirement of the optionee or warrantholder or a change of control of the Company. Under these agreements there were options and warrants to purchase an aggregate of 1,435,424 common shares outstanding as of December 31, 2003, of which options and warrants to purchase an aggregate of 1,015,424 common shares were vested.

Under our Non-Employee Director Deferred Compensation Plan, each non-employee director may elect to defer up to 7.5% of any fees paid by the Company. The deferred fees are converted into non-monetary units representing common shares that could have been purchased with the deferred fees based on the average of the high and low market price of the common shares on the last day of the month in which fees were deferred. If a non-employee director elects to defer at least 5% of his fees, the Company will make an additional contribution to the director’s account equal to the sum of (1) 7.5% of the director’s fees plus (2) the amount of fees deferred by the director. The non-employee directors are fully vested at all times. The Company’s directors may generally determine when distributions will be made from the plan. The amount of the distribution will be a number of common shares equal to the number of units at the time of distribution. Distributions are made in common shares.

The Company established its Foreign Executive Deferred Compensation Stock Ownership Plan for key foreign employees. Under the Company’s Foreign Executive Deferred Compensation Stock Ownership Plan, the Company contributes 15% of each participant’s total salary, bonus and commission compensation each year. The Company’s contributions vest over a five-year period on the basis of 20% per year for each year of service. Under the Foreign Executive Deferred Compensation Stock Ownership Plan, the Company’s contributions are converted into non-monetary units equal to the number of common shares that could have been purchased with the amounts contributed based on the average closing price of the common shares for each day of the month in which contributions are made. Distributions are made under the Foreign Executive Deferred Compensation Stock Ownership Plan after a participant retires, becomes disabled or dies or after his employment is terminated. Distributions under the Foreign Executive Deferred Compensation Stock Ownership Plan are made in a number of common shares equal to the number of units allocated to the participant’s account at the time of distribution.

On February 28, 2002, the Company issued Shell Technology Ventures Inc. a warrant to purchase up to 3,232,214 common shares at a price of $60.00 per share. The warrant has a nine-year exercisable life beginning one year after the issue date. The warrant holder may exercise the warrant and settlement may occur through physical delivery, net share settlement, net cash settlement or a combination thereof. The warrant also may be converted into common shares at any time after the third anniversary of the issue date. The number of common shares issuable upon conversion would be equal to the value of the warrant determined by the Black-Scholes option pricing model divided by the average of the closing price of common shares for the 10-day period prior to the date of conversion.

In 2003, the Company’s Board of Directors approved a restricted share plan that allows for the grant of up to 3,835,000 of our common shares to key employees and directors of the Company. Restricted shares are subject to forfeiture restrictions that generally lapse after a specified period from the date of grant and are subject to earlier vesting in the event of death, retirement or a change in control. As of December 31, 2003 there were no such shares outstanding under this plan.

Item 13.	Certain Relationships and Related Transactions

      Pursuant to General Instruction G(3), information on certain relationships and related transactions will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 25, 2004.

Item 14.	Principal Accountant Fees and Services

      Pursuant to General Instruction G(3), information on principal accountant fees and services will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 25, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report or incorporated herein by reference:

1. The consolidated financial statements of the Company listed on page 39 of this report.

2. The financial statement schedule on page 91 of this report.

3. The exhibits of the Company listed below under Item 15(c).

      (b) Reports on Form 8-K:

1. Current Report on Form 8-K dated October 2, 2003, announcing the offering of $250,000,000 of Senior Notes due 2013.

2. Current Report on Form 8-K dated October 7, 2003, announcing the close of the Company’s previously announced offering of $250,000,000 of 4.95% Senior Notes due 2013.

3. Current Report on Form 8-K dated October 23, 2003, announcing comments on the Company’s results of operations for the quarter ended September 30, 2003.

4. Current Report on Form 8-K dated October 30, 2003, announcing the Company’s earnings for the quarter ended September 30, 2003.

      (c) Exhibits:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated May 8, 2002, among Weatherford International, Inc., Weatherford Merger, Inc., Weatherford International Ltd. and Weatherford U.S. Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
2.2	Agreement and Plan of Merger dated October 23, 2000, by and among Weatherford International, Inc., WEUS Holding, Inc., Enterra Compression Company, Universal Compression Holdings, Inc. and Universal Compression, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Universal Compression Holdings, Inc. (File No. 1-15843) and Universal Compression, Inc. (File No. 333-48279) filed October 26, 2000).
2.3	Purchase Agreement dated as of October 23, 2000, by and among Weatherford International, Inc., WEUS Holding, Inc., Enterra Compression Company, Global Compression Services, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit F to the Schedule 13D, with respect to the common stock of Universal Compression Holdings, Inc., filed by Weatherford International, Inc. and WEUS Holding, Inc. on November 2, 2000).
2.4	Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K on Form 8-K/ A (File No. 1-13086) filed March 9, 1998).
2.5	Amendment No. 1 dated as of April 17, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed April 21, 1998).
2.6	Amendment No. 2 dated as of April 22, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, as amended by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed April 23, 1998).
3.1	Memorandum of Association of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/ prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.2	Memorandum of Increase of Share Capital of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/ prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.3	By-laws of Weatherford International Ltd. (incorporated by reference to Annex III to the proxy statement/ prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Memorandum of Association and By-laws of Weatherford International Ltd. defining the rights of holders of common shares.

Exhibit
Number	Description

4.2	Officers’ Certificate dated as of October 7, 2003 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).
4.3	Credit Agreement dated May 14, 2003, among Weatherford International Ltd., Weatherford International, Inc., JPMorgan Chase Bank, as Administrative Agent, BankOne, NA and Wells Fargo Bank, Texas, N.A., as Co-Syndication Agents, ABN-AMRO Bank, N.V., and The Bank of Nova Scotia, as Co-Documentation agents, and Wachovia Bank, National Association, Suntrust Bank, Royal Bank of Canada and Deutsche Bank AG New York Branch, as co-Managing Agents (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed July 1, 2003).
4.4	Indenture, dated October 1, 2003, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 2, 2003).
4.5	Indenture dated May 17, 1996, between Weatherford Enterra, Inc. and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).
4.6	First Supplemental Indenture dated and effective as of May 27, 1998, by and among EVI Weatherford, Inc., the successor by merger to Weatherford Enterra, Inc., and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed June 2, 1998).
4.7	Second Supplemental Indenture dated June 30, 2000, between Weatherford International, Inc. and The Bank of New York, as successor trustee to Bank of Montreal Trust (including form of Debenture) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed July 10, 2000).
4.8	Third Supplemental Indenture dated November 16, 2001, between Weatherford International, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Reg. No. 333-73770) filed November 20, 2001).
4.9	Fourth Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company) (incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.10	Convertible Debenture Guarantee Agreement dated June 26, 2002, between Weatherford International Ltd. and JP Morgan Chase Bank (incorporated by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.11	Indenture dated as of October 15, 1997, between EVI, Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-3 (Reg. No. 333-45207) filed January 29, 1998).
4.12	First Supplemental Indenture dated as of October 28, 1997, between EVI, Inc. and The Chase Manhattan Bank, as Trustee (including form of Debenture) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed November 5, 1997).
4.13	Second Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and JP Morgan Chase Bank (incorporated by reference to Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.14	Form of global note for 4.95% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).
4.15	Form of Weatherford Enterra, Inc.’s 7 1/4% Senior Notes due May 15, 2006 (incorporated by reference to Exhibit 4.2 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).

Exhibit
Number	Description

4.16	Sale Agreement dated July 2, 2001, among Weatherford Artificial Lift Systems, Inc., Weatherford U.S., L.P. and each of their U.S. affiliates who become Originators, as Sellers, and W1 Receivables, L.P., as Purchaser (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13086) filed August 13, 2001).
4.17	Purchase Agreement dated July 2, 2001, among W1 Receivables, L.P., as Seller, Weatherford International, Inc., as Servicer, and Jupiter Securitization Corporation and Bank One, NA (Main Office Chicago), as Agents (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13086) filed August 13, 2001).
4.18	Registration Rights Agreement dated November 16, 2001, among Weatherford International, Inc. and Credit Suisse First Boston Corporation and Lehman Brothers Inc., on behalf of the Initial Purchasers (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-3 (Reg. No. 333-73770) filed November 20, 2001).
4.19	Waiver and Omnibus Amendment dated June 26, 2002, to Sale Agreement dated July 2, 2001, and Purchase Agreement dated July 2, 2001, among W1 Receivables, L.P., Weatherford International, Inc., Bank One, NA (Main Office Chicago), individually and as Agent, Jupiter Securitization Corporation, Weatherford Artificial Lift Systems, Inc., Weatherford U.S., L.P. and Weatherford International Ltd. (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.20	Waiver and Amendment No. 1 dated May 14, 2002, to Purchase Agreement dated July 2, 2001, among W1 Receivables, L.P., Weatherford International, Inc., Bank One, NA (Main Office Chicago), individually and as Agent, and Jupiter Securitization Corporation (incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
10.1	Voting Agreement, dated as of February 9, 2001, among Weatherford International, Inc., WEUS Holding, Inc. and Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q of Universal Compression Holdings, Inc. (File No. 1-15843) filed February 14, 2001).
10.2	Transition Services Agreement dated as of February 9, 2001, between Weatherford International, Inc. and Weatherford Global Compression Services, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q of Universal Compression Holdings, Inc. (File No. 1-15843) filed February 14, 2001).
10.3	Registration Rights Agreement, dated as of February 9, 2001, between WEUS Holding, Inc. and Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Universal Compression Holdings, Inc. (File No. 1-15843) filed February 14, 2001).
10.4	Distribution Agreement dated as of April 14, 2000, between Weatherford International, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-3 of Grant Prideco, Inc. (Reg. No. 333-35272) filed April 20, 2000).
10.5	Tax Allocation Agreement dated as of April 14, 2000, between Weatherford International, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).
10.6	Preferred Supplier Agreement dated as of March 22, 2000, between Weatherford International, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).
*10.7	Weatherford Enterra, Inc. 1991 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 (File 1-7867) filed March 23, 1997).

Exhibit
Number	Description

*10.8	Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-31339) filed November 6, 2003).
*10.9	Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan and Related Trust Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10.10	Weatherford International Ltd. Nonqualified Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10.11	Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10.12	Weatherford International, Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).
*10.13	Energy Ventures, Inc. 1991 Non-Employee Director Stock Option Plan and Form of Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-13086) filed August 8, 1991).
*10.14	Energy Ventures, Inc. 1992 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 (Reg. No. 333-13531) filed October 4, 1997).
*10.15	Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-13086) filed August 12, 1995).
*10.16	General Amendment of Employee Stock Option Programs of Weatherford International, Inc. dated May 9, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10.17	General Amendment of Director’s Stock Option Plans and Agreements dated May 9, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
†*10.18	Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers.
*10.19	Amendment to Stock Option Programs (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 19, 2000).
*10.20	Employment Agreements dated August 1, 2003, between Weatherford International Ltd. and each of M. David Colley, E. Lee Colley III, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin, Keith R. Morley, Jon R. Nicholson, James N. Parmigiano, Lisa W. Rodriguez and Gary L. Warren (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-31339) filed November 6, 2003).
*10.21	Employment Agreement dated September 27, 2002 with Stuart E. Ferguson (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-31339) filed March 18, 2003).
*10.22	Employment Agreement dated as of June 15, 1998, between EVI Weatherford, Inc. and Philip Burguieres (incorporated by reference to Exhibit No. 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-13086) filed August 14, 1998).
*10.23	Amendment to Employment Agreement dated October 16, 2000, between Philip Burguieres and Weatherford International, Inc. (incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13086) filed March 23, 2001).

Exhibit
Number	Description

*10.24	Employment Agreements with E. Lee Colley, III, Donald R. Galletly and Jon R. Nicholson (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).
*10.25	Indemnification Agreements with Robert K. Moses, Jr. (incorporated by reference to Exhibit 10.10 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); Philip Burguieres (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-7867)); William E. Macaulay (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)); and Jon Nicholson (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867) filed March 24, 1997).
*10.26	Indemnification Agreements with each of Bernard J. Duroc-Danner, Gary L. Warren, Burt M. Martin, Lisa W. Rodriguez, E. Lee Colley III, Donald R. Galletly, Jon R. Nicholson, James N. Parmigiano, Stuart E. Ferguson, David J. Butters, Robert A. Rayne, Robert K. Moses, Jr., Philip Burguieres, Robert B. Millard, William E. Macaulay and Sheldon B. Lubar (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13086) filed November 13, 2002).
*10.27	Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).
*10.28	Form of Amendment to Stock Option Agreements dated September 8, 1998 for Non-Employee Directors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
*10.29	Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).
*10.30	Form of Stock Option Agreement for Non-employee Directors dated September 26, 2001 (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-8 (Reg. No. 333-81678) filed January 30, 2002).
*10.31	Assumption and General Amendment of Directors’ Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
*10.32	Form of Warrant Agreement with Robert K. Moses, Jr. dated September 8, 1998 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).
*10.33	Form of Amendment to Warrant Agreement with Robert K. Moses, Jr. dated September 8, 1998 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
*10.34	Form of Warrant Agreement with Robert K. Moses, Jr. dated July 5, 2000 (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).
*10.35	Form of Warrant Agreement with Robert K. Moses dated September 26, 2001 (incorporated by reference to Exhibit 4.20 to the Registration Statement on Form S-8 (Reg. No. 333-81676) filed January 30, 2002).
10.36	License Agreement among Shell Technology Ventures Inc., Weatherford/ Lamb, Inc. and Weatherford International, Inc. dated March 1, 2002, as amended on April 29, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).

Exhibit
Number	Description

10.37	Framework Agreement between Shell Technology Ventures Limited and Weatherford International, Inc. dated March 1, 2002, as amended on April 19, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.38	Promissory Note to Shell Technology Ventures Inc. dated February 28, 2002 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.39	Warrant Agreement between Shell Technology Ventures Inc. and Weatherford International, Inc. dated February 28, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
†21.1	Subsidiaries of Weatherford International Ltd.
†23.1	Consent of Ernst & Young LLP.
†23.2	Consent of Deloitte and Touche LLP.
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Consolidated Financial Statements of Universal Compression Holdings, Inc. for the fiscal year ended March 31, 2003 (incorporated by reference to Part II, Item 8 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed by Universal Compression Holdings, Inc. (SEC File No. 001-15849) on June 17, 2003).

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

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

SCHEDULE II

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

FOR THE THREE YEARS ENDED DECEMBER 31, 2003

		Additions

	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Collections	Deductions	Period

			(In thousands)
Year Ended December 31, 2003:
Allowance for uncollectible accounts receivable	$18,088	$3,689	$1,753	$(6,777)	$16,753
Year Ended December 31, 2002:
Allowance for uncollectible accounts receivable	$18,021	$1,784	$1,775	$(3,492)	$18,088
Year Ended December 31, 2001:
Allowance for uncollectible accounts receivable	$23,281	$4,543	$2,063	$(11,866)	$18,021

      All other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto.

2.	The Consolidated Financial Statements of Universal Compression Holdings, Inc. for the three years ended March 31, 2003, required to be included in this report pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.3

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 9, 2004.

WEATHERFORD INTERNATIONAL LTD.

By:	/s/ BERNARD J. DUROC-DANNER

Bernard J. Duroc-Danner
President, Chief Executive Officer,
Chairman of the Board and Director
(Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ BERNARD J. DUROC-DANNER Bernard J. Duroc-Danner	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 9, 2004

/s/ LISA W. RODRIGUEZ Lisa W. Rodriguez	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2004

/s/ NICHOLAS F. BRADY Nicholas F. Brady	Director	March 9, 2004

/s/ PHILIP BURGUIERES Philip Burguieres	Director	March 9, 2004

/s/ DAVID J. BUTTERS David J. Butters	Director	March 9, 2004

/s/ SHELDON B. LUBAR Sheldon B. Lubar	Director	March 9, 2004

/s/ WILLIAM E. MACAULAY William E. Macaulay	Director	March 9, 2004

/s/ ROBERT B. MILLARD Robert B. Millard	Director	March 9, 2004

Signatures	Title	Date

/s/ ROBERT K. MOSES, JR. Robert K. Moses, Jr.	Director	March 9, 2004

/s/ ROBERT A. RAYNE Robert A. Rayne	Director	March 9, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated May 8, 2002, among Weatherford International, Inc., Weatherford Merger, Inc., Weatherford International Ltd. and Weatherford U.S. Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
2.2	Agreement and Plan of Merger dated October 23, 2000, by and among Weatherford International, Inc., WEUS Holding, Inc., Enterra Compression Company, Universal Compression Holdings, Inc. and Universal Compression, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Universal Compression Holdings, Inc. (File No. 1-15843) and Universal Compression, Inc. (File No. 333-48279) filed October 26, 2000).
2.3	Purchase Agreement dated as of October 23, 2000, by and among Weatherford International, Inc., WEUS Holding, Inc., Enterra Compression Company, Global Compression Services, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit F to the Schedule 13D, with respect to the common stock of Universal Compression Holdings, Inc., filed by Weatherford International, Inc. and WEUS Holding, Inc. on November 2, 2000).
2.4	Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K on Form 8-K/ A (File No. 1-13086) filed March 9, 1998).
2.5	Amendment No. 1 dated as of April 17, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed April 21, 1998).
2.6	Amendment No. 2 dated as of April 22, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, as amended by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed April 23, 1998).
3.1	Memorandum of Association of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/ prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.2	Memorandum of Increase of Share Capital of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/ prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.3	By-laws of Weatherford International Ltd. (incorporated by reference to Annex III to the proxy statement/ prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Memorandum of Association and By-laws of Weatherford International Ltd. defining the rights of holders of common shares.
4.2	Officers’ Certificate dated as of October 7, 2003 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).
4.3	Credit Agreement dated May 14, 2003, among Weatherford International Ltd., Weatherford International, Inc., JPMorgan Chase Bank, as Administrative Agent, BankOne, NA and Wells Fargo Bank, Texas, N.A., as Co-Syndication Agents, ABN-AMRO Bank, N.V., and The Bank of Nova Scotia, as Co-Documentation agents, and Wachovia Bank, National Association, Suntrust Bank, Royal Bank of Canada and Deutsche Bank AG New York Branch, as co-Managing Agents (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed July 1, 2003).
4.4	Indenture, dated October 1, 2003, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 2, 2003).
4.5	Indenture dated May 17, 1996, between Weatherford Enterra, Inc. and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).

Exhibit
Number	Description

4.6	First Supplemental Indenture dated and effective as of May 27, 1998, by and among EVI Weatherford, Inc., the successor by merger to Weatherford Enterra, Inc., and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed June 2, 1998).
4.7	Second Supplemental Indenture dated June 30, 2000, between Weatherford International, Inc. and The Bank of New York, as successor trustee to Bank of Montreal Trust (including form of Debenture) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed July 10, 2000).
4.8	Third Supplemental Indenture dated November 16, 2001, between Weatherford International, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Reg. No. 333-73770) filed November 20, 2001).
4.9	Fourth Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company) (incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.10	Convertible Debenture Guarantee Agreement dated June 26, 2002, between Weatherford International Ltd. and JP Morgan Chase Bank (incorporated by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.11	Indenture dated as of October 15, 1997, between EVI, Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-3 (Reg. No. 333-45207) filed January 29, 1998).
4.12	First Supplemental Indenture dated as of October 28, 1997, between EVI, Inc. and The Chase Manhattan Bank, as Trustee (including form of Debenture) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed November 5, 1997).
4.13	Second Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and JP Morgan Chase Bank (incorporated by reference to Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.14	Form of global note for 4.95% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).
4.15	Form of Weatherford Enterra, Inc.’s 7 1/4% Senior Notes due May 15, 2006 (incorporated by reference to Exhibit 4.2 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).
4.16	Sale Agreement dated July 2, 2001, among Weatherford Artificial Lift Systems, Inc., Weatherford U.S., L.P. and each of their U.S. affiliates who become Originators, as Sellers, and W1 Receivables, L.P., as Purchaser (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13086) filed August 13, 2001).
4.17	Purchase Agreement dated July 2, 2001, among W1 Receivables, L.P., as Seller, Weatherford International, Inc., as Servicer, and Jupiter Securitization Corporation and Bank One, NA (Main Office Chicago), as Agents (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13086) filed August 13, 2001).
4.18	Registration Rights Agreement dated November 16, 2001, among Weatherford International, Inc. and Credit Suisse First Boston Corporation and Lehman Brothers Inc., on behalf of the Initial Purchasers (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-3 (Reg. No. 333-73770) filed November 20, 2001).
4.19	Waiver and Omnibus Amendment dated June 26, 2002, to Sale Agreement dated July 2, 2001, and Purchase Agreement dated July 2, 2001, among W1 Receivables, L.P., Weatherford International, Inc., Bank One, NA (Main Office Chicago), individually and as Agent, Jupiter Securitization Corporation, Weatherford Artificial Lift Systems, Inc., Weatherford U.S., L.P. and Weatherford International Ltd. (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).

Exhibit
Number	Description

4.20	Waiver and Amendment No. 1 dated May 14, 2002, to Purchase Agreement dated July 2, 2001, among W1 Receivables, L.P., Weatherford International, Inc., Bank One, NA (Main Office Chicago), individually and as Agent, and Jupiter Securitization Corporation (incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
10.1	Voting Agreement, dated as of February 9, 2001, among Weatherford International, Inc., WEUS Holding, Inc. and Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q of Universal Compression Holdings, Inc. (File No. 1-15843) filed February 14, 2001).
10.2	Transition Services Agreement dated as of February 9, 2001, between Weatherford International, Inc. and Weatherford Global Compression Services, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q of Universal Compression Holdings, Inc. (File No. 1-15843) filed February 14, 2001).
10.3	Registration Rights Agreement, dated as of February 9, 2001, between WEUS Holding, Inc. and Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Universal Compression Holdings, Inc. (File No. 1-15843) filed February 14, 2001).
10.4	Distribution Agreement dated as of April 14, 2000, between Weatherford International, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-3 of Grant Prideco, Inc. (Reg. No. 333-35272) filed April 20, 2000).
10.5	Tax Allocation Agreement dated as of April 14, 2000, between Weatherford International, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).
10.6	Preferred Supplier Agreement dated as of March 22, 2000, between Weatherford International, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).
*10.7	Weatherford Enterra, Inc. 1991 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 (File 1-7867) filed March 23, 1997).
*10.8	Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-31339) filed November 6, 2003).
*10.9	Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan and Related Trust Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10.10	Weatherford International Ltd. Nonqualified Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10.11	Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10.12	Weatherford International, Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).
*10.13	Energy Ventures, Inc. 1991 Non-Employee Director Stock Option Plan and Form of Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-13086) filed August 8, 1991).
*10.14	Energy Ventures, Inc. 1992 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 (Reg. No. 333-13531) filed October 4, 1997).
*10.15	Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-13086) filed August 12, 1995).

Exhibit
Number	Description

*10.16	General Amendment of Employee Stock Option Programs of Weatherford International, Inc. dated May 9, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10.17	General Amendment of Director’s Stock Option Plans and Agreements dated May 9, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
†*10.18	Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers.
*10.19	Amendment to Stock Option Programs (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 19, 2000).
*10.20	Employment Agreements dated August 1, 2003, between Weatherford International Ltd. and each of M. David Colley, E. Lee Colley III, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin, Keith R. Morley, Jon R. Nicholson, James N. Parmigiano, Lisa W. Rodriguez and Gary L. Warren (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-31339) filed November 6, 2003).
*10.21	Employment Agreement dated September 27, 2002 with Stuart E. Ferguson (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-31339) filed March 18, 2003).
*10.22	Employment Agreement dated as of June 15, 1998, between EVI Weatherford, Inc. and Philip Burguieres (incorporated by reference to Exhibit No. 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-13086) filed August 14, 1998).
*10.23	Amendment to Employment Agreement dated October 16, 2000, between Philip Burguieres and Weatherford International, Inc. (incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13086) filed March 23, 2001).
*10.24	Employment Agreements with E. Lee Colley, III, Donald R. Galletly and Jon R. Nicholson (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).
*10.25	Indemnification Agreements with Robert K. Moses, Jr. (incorporated by reference to Exhibit 10.10 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); Philip Burguieres (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-7867)); William E. Macaulay (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)); and Jon Nicholson (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867) filed March 24, 1997).
*10.26	Indemnification Agreements with each of Bernard J. Duroc-Danner, Gary L. Warren, Burt M. Martin, Lisa W. Rodriguez, E. Lee Colley III, Donald R. Galletly, Jon R. Nicholson, James N. Parmigiano, Stuart E. Ferguson, David J. Butters, Robert A. Rayne, Robert K. Moses, Jr., Philip Burguieres, Robert B. Millard, William E. Macaulay and Sheldon B. Lubar (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13086) filed November 13, 2002).
*10.27	Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).
*10.28	Form of Amendment to Stock Option Agreements dated September 8, 1998 for Non-Employee Directors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
*10.29	Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).
*10.30	Form of Stock Option Agreement for Non-employee Directors dated September 26, 2001 (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-8 (Reg. No. 333-81678) filed January 30, 2002).

Exhibit
Number	Description

*10.31	Assumption and General Amendment of Directors’ Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
*10.32	Form of Warrant Agreement with Robert K. Moses, Jr. dated September 8, 1998 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).
*10.33	Form of Amendment to Warrant Agreement with Robert K. Moses, Jr. dated September 8, 1998 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
*10.34	Form of Warrant Agreement with Robert K. Moses, Jr. dated July 5, 2000 (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).
*10.35	Form of Warrant Agreement with Robert K. Moses dated September 26, 2001 (incorporated by reference to Exhibit 4.20 to the Registration Statement on Form S-8 (Reg. No. 333-81676) filed January 30, 2002).
10.36	License Agreement among Shell Technology Ventures Inc., Weatherford/ Lamb, Inc. and Weatherford International, Inc. dated March 1, 2002, as amended on April 29, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.37	Framework Agreement between Shell Technology Ventures Limited and Weatherford International, Inc. dated March 1, 2002, as amended on April 19, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.38	Promissory Note to Shell Technology Ventures Inc. dated February 28, 2002 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.39	Warrant Agreement between Shell Technology Ventures Inc. and Weatherford International, Inc. dated February 28, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
†21.1	Subsidiaries of Weatherford International Ltd.
†23.1	Consent of Ernst & Young LLP.
†23.2	Consent of Deloitte and Touche LLP.
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Consolidated Financial Statements of Universal Compression Holdings, Inc. for the fiscal year ended March 31, 2003 (incorporated by reference to Part II, Item 8 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed by Universal Compression Holdings, Inc. (SEC File No. 001-15849) on June 17, 2003).

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.