Form 10-Q
period 2004-03-31
WEATHERFORD INTERNATIONAL LTD
filed 2004-05-06
CIK 1170565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission file number 1-31339

WEATHERFORD INTERNATIONAL LTD.

(Exact name of Registrant as specified in its Charter)

Bermuda	98-0371344

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 Post Oak Boulevard Suite 600
Houston, Texas	77027-3415

(Address of principal executive offices)	(Zip Code)

(713) 693-4000

(Registrant’s telephone number, include area code)

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

     Yes ☑  No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

     Yes ☑  No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at April 30, 2004
Common Shares, par value $1.00	132,529,058

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$55,862	$56,082
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $17,228 and $16,753, Respectively	606,614	561,356
Inventories	663,963	642,114
Other Current Assets	184,746	176,472

	1,511,185	1,436,024

Property, Plant and Equipment, Net	1,292,650	1,284,258
Goodwill, Net	1,613,723	1,601,211
Other Intangible Assets, Net	294,104	291,387
Equity Investments in Unconsolidated Affiliates	309,454	303,654
Other Assets	94,428	83,678

	$5,115,544	$5,000,212

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-Term Borrowings and Current Portion of Long-Term Debt	$188,631	$207,342
Accounts Payable	240,795	252,113
Other Current Liabilities	376,212	322,887

	805,638	782,342

Long-Term Debt	827,280	822,861
Zero Coupon Convertible Senior Debentures	560,926	556,750
Deferred Tax Liabilities	20,210	19,416
Other Liabilities	111,591	110,775
Commitments and Contingencies
Shareholders’ Equity:
Common Shares, $1 Par Value, Authorized 500,000 Shares, Issued 142,220 and 141,422 Shares, Respectively	142,220	141,422
Capital in Excess of Par Value	2,422,408	2,395,466
Treasury Shares, Net	(248,789)	(254,926)
Retained Earnings	457,977	405,372
Accumulated Other Comprehensive Income	16,083	20,734

	2,789,899	2,708,068

	$5,115,544	$5,000,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2004	2003
Revenues:
Products	$368,584	$286,701
Services	358,222	302,637

	726,806	589,338
Costs and Expenses:
Cost of Products	272,682	205,743
Cost of Services	239,209	204,262
Research and Development	19,443	20,018
Selling, General and Administrative Attributable to Segments	102,756	84,423
Corporate General and Administrative	11,368	9,826
Equity in Earnings of Unconsolidated Affiliates	(5,253)	(4,562)

Operating Income	86,601	69,628

Other Income (Expense):
Interest Expense, Net	(15,781)	(20,808)
Other, Net	620	(2,571)

Income Before Income Taxes	71,440	46,249
Provision for Income Taxes	(18,835)	(12,719)

Net Income	$52,605	$33,530

Earnings Per Share:
Basic	$0.40	$0.28
Diluted	$0.38	$0.27
Weighted Average Shares Outstanding:
Basic	132,312	121,185
Diluted	146,950	126,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months
	Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net Income	$52,605	$33,530
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	62,514	56,286
Gain on Sales of Assets	(2,546)	(145)
Equity in Earnings of Unconsolidated Affiliates	(5,253)	(4,562)
Employee Stock-Based Compensation Expense	1,743	97
Amortization of Original Issue Discount	4,176	4,053
Deferred Income Tax Benefit	(8,018)	(7,295)
Other, Net	702	(612)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired	(37,632)	(45,584)

Net Cash Provided by Operating Activities	68,291	35,768

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(12,526)	(4,804)
Capital Expenditures for Property, Plant and Equipment	(62,828)	(69,899)
Acquisition of Intellectual Property	(7,074)	(4,077)
Contribution to Equity Investment in Unconsolidated Affiliate	(455)	—
Proceeds from Sale of Property, Plant and Equipment	3,493	2,945

Net Cash Used by Investing Activities	(79,390)	(75,835)

Cash Flows from Financing Activities:
Borrowings (Repayments) of Short-Term Debt, Net	(19,134)	23,613
Repayments of Long-Term Debt, Net	(1,638)	(906)
Proceeds from Asset Securitization	4,895	4,807
Proceeds from Exercise of Stock Options	26,825	2,580
Other Financing Activities, Net	(69)	(395)

Net Cash Provided by Financing Activities	10,879	29,699

Net Decrease in Cash and Cash Equivalents	(220)	(10,368)
Cash and Cash Equivalents at Beginning of Period	56,082	48,837

Cash and Cash Equivalents at End of Period	$55,862	$38,469

Supplemental Cash Flow Information:
Interest Paid	$5,228	$9,579
Income Taxes Paid, Net of Refunds	13,426	12,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months
	Ended March 31,
	2004	2003
Net Income	$52,605	$33,530
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(4,651)	25,110

Comprehensive Income	$47,954	$58,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	General

     The condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheet at March 31, 2004, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year.

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

2.	Goodwill

     Goodwill is evaluated for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which requires that such assets be tested for impairment on at least an annual basis. The Company performs its annual goodwill impairment test as of October 1. The Company’s goodwill impairment test involves a comparison of the fair value of each of the Company’s reporting units, as defined under SFAS No. 142, with its carrying amount. The Company’s reporting units correspond to the Company’s business segments, namely Drilling Services and Production Systems. The fair value is determined using discounted cash flows and other market-related valuation models. The Company will continue to test its goodwill annually on a consistent measurement date unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

     The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

	Drilling	Production
	Services	Systems	Total
		(in thousands)
As of January 1, 2004	$850,217	$750,994	$1,601,211
Goodwill acquired during period	714	4,468	5,182
Disposals	(1,154)	—	(1,154)
Impact of foreign currency translation	977	7,507	8,484

As of March 31, 2004	$850,754	$762,969	$1,613,723

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

3.	Other Intangible Assets, Net

     The components of other intangible assets are as follows:

	March 31, 2004			December 31, 2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
			(in thousands)
Patents	$98,489	$(21,671)	$76,818	$94,458	$(20,208)	$74,250
Licenses	201,036	(27,552)	173,484	196,771	(24,446)	172,325
Covenants not to compete	21,013	(14,898)	6,115	20,962	(13,987)	6,975
Other	11,855	(3,245)	8,610	11,589	(2,829)	8,760

	$332,393	$(67,366)	$265,027	$323,780	$(61,470)	$262,310

     Amortization expense was $5.8 million and $4.7 million for the three months ended March 31, 2004 and 2003, respectively. Estimated amortization expense for the carrying amount of intangible assets as of March 31, 2004 is expected to be $16.9 million for the remainder of 2004, $21.6 million for 2005, $20.3 million for 2006, $18.4 million for 2007 and $16.9 million for 2008.

     The Company has trademarks associated with its 2001 acquisition of the Johnson Screens division from Vivendi Environnement, which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks are classified in Other Intangible Assets, Net on the accompanying Condensed Consolidated Balance Sheets and had a carrying value of $8.0 million as of March 31, 2004 and December 31, 2003.

     In 2003, the Company recorded an intangible asset for unrecognized prior service costs related to its supplemental executive retirement plan (see Note 11). These unrecognized costs are classified in Other Intangible Assets, Net on the accompanying Condensed Consolidated Balance Sheets and were $21.1 million as of March 31, 2004 and December 31, 2003.

4.	Inventories

     Inventories by category are as follows:

	March 31,	December 31,
	2004	2003
	(in thousands)
Raw materials, components and supplies	$173,271	$158,479
Work in process	65,605	59,430
Finished goods	425,087	424,205

	$663,963	$642,114

     Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

5.	Asset Securitization

     The Company has an agreement with a financial institution through December 2004 to sell, on a continuous basis, an undivided interest in a specific pool of U.S. accounts receivable of certain subsidiaries of the Company. The Company is permitted to sell up to $80.0 million of participating interests in trade accounts receivable under this agreement. The Company fully and unconditionally guaranteed certain domestic subsidiaries’ performance obligations relating to the asset securitization. The Company incurred charges, in connection with the sale of receivables under the Asset Securitization, of $0.3 million for both of the three month periods ended March 31, 2004 and 2003, which are included in Other Income (Expense) on the accompanying Condensed Consolidated Statements of Income. The Company received $79.9 million and $75.0 million, for purchased interests and had a subordinated interest in the revolving pool of receivables of $75.3 million and $73.2 million, as of March 31, 2004 and December 31, 2003, respectively. The pool of receivables totaled $155.2 million and $148.2 million at March 31, 2004 and December 31, 2003, respectively. The Company’s subordinated interest in the accounts receivable of W1 Receivables, L.P. (“W1”) is at risk to the extent that accounts receivable sold to the financial institution are not collected fully from its customers. The Company has no further monetary exposure related to this asset securitization beyond the accounts receivable sold to W1 and in which we retain the subordinated interest.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

     The assets of W1, the wholly-owned bankruptcy remote subsidiary that purchases receivables from the Company’s subsidiaries, are not available to satisfy claims of the Company’s creditors and are subject to the prior claims of a financial institution.

6.	Short-Term Debt

	March 31,	December 31,
	2004	2003
	(in thousands)
2003 Revolving credit facility	$125,000	$144,000
Short-term bank loans	50,532	50,575

Total short-term borrowings	175,532	194,575
Current portion of long-term debt	13,099	12,767

Short-Term Borrowings and Current Portion of Long-Term Debt	$188,631	$207,342

     In May 2003, the Company entered into a three-year unsecured revolving credit facility agreement that provides for borrowings or issuances of letters of credit of up to an aggregate of $500.0 million. Amounts outstanding accrue interest at a variable rate based on either the U.S. prime rate or London Interbank Offered Rate (“LIBOR”) and the credit rating assigned to the Company’s long-term senior debt. The facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. The Company was in compliance with these covenants at March 31, 2004. As of March 31, 2004, the Company had $342.7 million available under this agreement due to $32.3 million being used to secure outstanding letters of credit.

     The Company has short-term borrowings with various institutions pursuant to committed and uncommitted facilities. As of March 31, 2004, the Company had $50.5 million in short-term borrowings outstanding under these arrangements with interest rates ranging from 2.69% to 6.25%.

7.	Interest Rate Derivatives

     During the first quarter of 2004, the Company entered into interest rate swap agreements on a notional amount of $100.0 million of its $250.0 million 4.95% Senior Notes and a notional amount of $50.0 million of its $350.0 million 6 5/8% Senior Notes to take advantage of short-term interest rates available in the current economic environment. Under these agreements, the Company receives interest from the counterparties at fixed rates of 4.95% and 6 5/8% and pays to the counterparties a floating rate based on six-month LIBOR. The hedges are considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their term. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), the shortcut method applies and there is no need to periodically reassess the effectiveness of the hedge during the term of the swaps. The swap agreements are recorded at fair market value and classified in Other Assets with the offset to Long-Term Debt on the accompanying Condensed Consolidated Balance Sheets. The aggregate fair market value of the swaps was an asset of $4.3 million as of March 31, 2004.

     During 2003, the Company entered into interest rate swap agreements on a notional amount of $150.0 million of its $200.0 million 7 1/4% Senior Notes and a notional amount of $250.0 million of its $350.0 million 6 5/8% Senior Notes. In January 2004, the Company terminated these swap agreements and received $10.3 million in cash proceeds as settlement, resulting in a net gain of $7.8 million. These cash proceeds are included in Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired within the accompanying Condensed Consolidated Statements of Cash Flows. The cash received was recorded against the fair value of the respective agreements and the resulting net gain is being amortized over the remaining life of the respective debt instruments as an adjustment to interest expense.

8.	Earnings Per Share

     Basic earnings per share for all periods presented equals net income divided by the weighted average number of Weatherford Limited common shares, $1.00 par value (“Common Shares”) outstanding during the period. Diluted earnings per share is computed by dividing net income, as adjusted for the assumed conversion of dilutive debentures, by the weighted average number of Common Shares outstanding during the period adjusted for the dilutive effect of the

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

Company’s warrants, stock option and restricted share plans and the incremental shares for the assumed conversion of dilutive debentures.

     The diluted earnings per share calculation excludes 0.4 million and 1.0 million stock options that were anti-dilutive for the three months ended March 31, 2004 and 2003, respectively. Net income for the diluted earnings per share calculation for the three months ended March 31, 2004 is adjusted to add back the amortization of original issue discount, net of taxes, relating to the Company’s Zero Coupon Convertible Senior Debentures due 2020 (the “Zero Coupon Debentures”) totaling $2.9 million. The Zero Coupon Debentures were anti-dilutive for the three months ended March 31, 2003.

     The following reconciles basic and diluted weighted average shares outstanding:

	Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Basic weighted average shares outstanding	132,312	121,185
Dilutive effect of:
Stock option and restricted share plans and warrants	5,541	5,338
Convertible debentures	9,097	—

Diluted weighted average shares outstanding	146,950	126,523

9.	Supplemental Cash Flow Information

     The following summarizes investing activities relating to acquisitions integrated into the Company’s operations for the periods shown:

	Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Fair value of assets, net of cash acquired	$6,763	$6,069
Goodwill	5,182	3,971
Cash paid related to prior year acquisitions	1,079	1,476
Total liabilities	(498)	(6,712)

Cash consideration, net of cash acquired	$12,526	$4,804

10.	Stock-Based Compensation

     During the first quarter of 2004, the Company issued approximately 278,000 restricted shares to certain key employees and a director. The restricted shares generally vest over a two-year period based on continued employment, with 50 percent of the restricted shares vesting one year from the grant date and the remaining 50 percent vesting two years from the grant date. The Company recognized $0.9 million in employee stock-based compensation expense related to the issuance of restricted shares during the three months ended March 31, 2004. As of March 31, 2004, approximately $10.4 million of employee stock-based compensation expense remains to be recognized over the vesting period of these restricted shares.

     Effective January 1, 2003, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to expense the fair value of employee stock-based compensation. The Company selected the prospective method of adoption, and under this method, the fair value of employee stock-based compensation granted subsequent to January 1, 2003 is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period, which is usually the vesting period. The Company accounts for employee stock-based compensation granted, modified or settled prior to January 2003 using the intrinsic method of accounting as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Under the intrinsic method, no compensation expense is recognized when the exercise price of an employee stock

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

option is equal to the market price of Common Shares on the grant date. The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

	Three Months
	Ended March 31,
	2004	2003
	(in thousands, except per share amounts)
Net Income:
As reported	$52,605	$33,530
Employee stock-based compensation expense included in reported net income, net of income tax benefit	1,279	71
Pro forma compensation expense, determined under fair value methods for all awards, net of income tax benefit	(6,313)	(9,982)

Pro forma	$47,571	$23,619

Basic earnings per share:
As reported	$0.40	$0.28
Pro forma	0.36	0.19
Diluted earnings per share:
As reported	0.38	0.27
Pro forma	0.34	0.19

     For purposes of pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of the options is amortized to pro forma expense over the option’s vesting period.

11.	Retirement and Employee Benefit Plans

     The Company has defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees. Plan benefits are generally based on factors such as age, compensation levels and years of service. The components of net periodic benefit cost for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,
	2004		2003
	United States	International	United States	International
		(in thousands)
Service cost	$441	$1,393	$—	$1,293
Interest cost	632	796	205	622
Expected return on plan assets	(232)	(714)	(258)	(474)
Amortization of transition obligation	—	—	—	6
Amortization of prior service cost	657	22	—	17
Amortization of loss	25	23	5	255

Net periodic benefit cost	$1,523	$1,520	$(48)	$1,719

     The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $0.2 million in the United States and $4.8 million internationally to its pension and other postretirement benefit plans. As of March 31, 2004, $0.1 million of contributions have been made in the United States and $1.3 million of contributions have been made internationally. Currently, the Company anticipates total contributions in the United States to approximate the original estimate of $0.2 million. Internationally, the Company currently plans to contribute $4.1 million during the remainder of the year for a total of $5.4 million for 2004.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

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

     Financial information by industry segment for each of the three months ended March 31, 2004 and 2003 is summarized below. The accounting policies of the segments are the same as those of the Company.

	Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Revenues from unaffiliated customers:
Drilling Services	$403,719	$345,676
Production Systems	323,087	243,662

	$726,806	$589,338

Depreciation and amortization:
Drilling Services	$45,364	$42,980
Production Systems	16,566	12,578
Corporate	584	728

	$62,514	$56,286

Operating income (expense):
Drilling Services	$66,882	$54,179
Production Systems	25,834	20,713
Corporate (a)	(6,115)	(5,264)

	$86,601	$69,628

(a)	Includes equity in earnings of unconsolidated affiliates.

     As of March 31, 2004, total assets were $2,567.5 million for Drilling Services, $1,970.4 million for Production Systems, and $577.6 million for Corporate. Total assets as of December 31, 2003, were $2,560.8 million for Drilling Services, $1,893.2 million for Production Systems and $546.2 million for Corporate.

13.	Condensed Consolidating Financial Statements

     As of March 31, 2004, the following obligations of Weatherford International, Inc. (the “Issuer”) were guaranteed by Weatherford International Ltd. (the “Parent”): (1) the 7 1/4% Senior Notes, (2) the 6 5/8% Senior Note and (3) the Zero Coupon Debentures, and the following obligations of Parent were guaranteed by Issuer: (i) the

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

2003 Revolving Credit Facility and (ii) the 4.95% Senior Notes. In addition, Parent and Issuer fully and unconditionally guaranteed certain subsidiaries’ performance obligations relating to the Asset Securitization (See Note 5). The following is the condensed consolidating financial information for Parent and Issuer and all other subsidiaries:

Condensed Consolidating Balance Sheet
March 31, 2004
(in thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
ASSETS
Current Assets:
Cash and Cash Equivalents	$549	$54,302	$1,011	$—	$55,862
Intercompany Receivables	68,099	78,527	80,143	(226,769)	—
Other Current Assets	2,240	1,426,586	26,497	—	1,455,323

	70,888	1,559,415	107,651	(226,769)	1,511,185

Equity Investments in Unconsolidated Affiliates	292,400	17,054	—	—	309,454
Intercompany Investments in Affiliates	2,952,533	12	5,531,654	(8,484,199)	—
Shares Held in Parent	—	248,789	—	(248,789)	—
Long-Term Intercompany Receivables	—	172,492	370,680	(543,172)	—
Other Assets	11,014	3,218,920	64,971	—	3,294,905

	$3,326,835	$5,216,682	$6,074,956	$(9,502,929)	$5,115,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-Term Borrowings and Current Portion of Long-Term Debt	$125,000	$63,631	$—	$—	$188,631
Accounts Payable and Other Current Liabilities	8,859	607,246	902	—	617,007
Intercompany Payables	15,601	146,979	64,189	(226,769)	—

	149,460	817,856	65,091	(226,769)	805,638

Long-Term Debt	252,815	1,135,391	—	—	1,388,206
Long-Term Intercompany Payables	165,304	369,600	8,268	(543,172)	—
Other Long-Term Liabilities	—	131,797	4	—	131,801
Shareholders’ Equity	2,759,256	2,762,038	6,001,593	(8,732,988)	2,789,899

	$3,326,835	$5,216,682	$6,074,956	$(9,502,929)	$5,115,544

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

Condensed Consolidating Balance Sheet
December 31, 2003
(in thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,582	$53,571	$929	$—	$56,082
Intercompany Receivables	79,562	88,178	76,561	(244,301)	—
Other Current Assets	3,587	1,354,036	22,319	—	1,379,942

	84,731	1,495,785	99,809	(244,301)	1,436,024

Equity Investments in Unconsolidated Affiliates	287,539	16,115	—	—	303,654
Intercompany Investments in Affiliates	2,955,728	12	5,524,708	(8,480,448)	—
Shares Held in Parent	—	254,926	—	(254,926)	—
Long-Term Intercompany Receivables	8,500	204,240	309,486	(522,226)	—
Other Assets	2,674	3,210,419	47,441	—	3,260,534

	$3,339,172	$5,181,497	$5,981,444	$(9,501,901)	$5,000,212

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-Term Borrowings and Current Portion of Long-Term Debt	$144,000	$63,342	$—	$—	$207,342
Accounts Payable and Other Current Liabilities	5,708	568,894	398	—	575,000
Intercompany Payables	22,979	156,123	65,199	(244,301)	—

	172,687	788,359	65,597	(244,301)	782,342

Long-Term Debt	249,537	1,130,074	—	—	1,379,611
Long-Term Intercompany Payables	204,240	317,986	—	(522,226)	—
Other Long-Term Liabilities	—	130,191	—	—	130,191
Shareholders’ Equity	2,712,708	2,814,887	5,915,847	(8,735,374)	2,708,068

	$3,339,172	$5,181,497	$5,981,444	$(9,501,901)	$5,000,212

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2004
(unaudited)
(in thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$726,646	$160	$—	$726,806
Costs and Expenses	(738)	(644,594)	(126)	—	(645,458)
Equity in Earnings of Unconsolidated Affiliates	4,861	392	—	—	5,253

Operating Income	4,123	82,444	34	—	86,601

Other Income (Expense):
Interest Expense, Net	(3,774)	(12,027)	20	—	(15,781)
Intercompany Charges, Net	(1,543)	580	74,191	(73,228)	—
Other, Net	537	(79)	162	—	620

Income (Loss) Before Income Taxes	(657)	70,918	74,407	(73,228)	71,440
(Provision) Benefit for Income Taxes	(411)	(32,167)	13,743	—	(18,835)

Net Income (Loss)	$(1,068)	$38,751	$88,150	$(73,228)	$52,605

Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2003
(unaudited)
(in thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$589,338	$—	$—	$589,338
Costs and Expenses	—	(524,272)	—	—	(524,272)
Equity in Earnings of Unconsolidated Affiliates	3,163	1,399	—	—	4,562

Operating Income	3,163	66,465	—	—	69,628

Other Income (Expense):
Interest Expense, Net	—	(20,808)	—	—	(20,808)
Intercompany Charges, Net	27,187	4,953	(32,140)	—	—
Other, Net	—	(2,571)	—	—	(2,571)

Income (Loss) Before Income Taxes	30,350	48,039	(32,140)	—	46,249
(Provision) Benefit for Income Taxes	(1,913)	(22,056)	11,250	—	(12,719)

Net Income (Loss)	$28,437	$25,983	$(20,890)	$—	$33,530

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2004
(in thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,068)	$38,751	$88,150	$(73,228)	$52,605
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	(4,861)	(392)	—	—	(5,253)
Charges from Parent or Subsidiary	6,218	(580)	(10,313)	4,675	—
Deferred Income Tax Provision (Benefit)	(47)	4,322	(12,293)	—	(8,018)
Other Adjustments	5,982	26,372	(3,397)	—	28,957

Net Cash Provided (Used) by Operating Activities	6,224	68,473	62,147	(68,553)	68,291

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	(12,526)	—	—	(12,526)
Capital Expenditures for Property, Plant and Equipment	—	(62,828)	—	—	(62,828)
Acquisition of Intellectual Property	—	(7,074)	—	—	(7,074)
Proceeds from Sales of Property, Plant and Equipment	—	3,493	—	—	3,493
Other	—	(455)	—	—	(455)

Net Cash Used by Investing Activities	—	(79,390)	—	—	(79,390)

Cash Flows from Financing Activities:
Repayments of Short-Term Debt, Net	(19,000)	(134)	—	—	(19,134)
Repayments of Long-Term Debt, Net	—	(1,638)	—	—	(1,638)
Proceeds from Asset Securitization	—	4,895	—	—	4,895
Borrowings (Repayments) Between Subsidiaries, Net	11,743	45,647	(57,390)	—	—
Proceeds from Exercise of Stock Options	—	26,825	—	—	26,825
Intercompany Dividends Paid	—	(63,878)	(4,675)	68,553	—
Other, Net	—	(69)	—	—	(69)

Net Cash Provided (Used) by Financing Activities	(7,257)	11,648	(62,065)	68,553	10,879

Net Increase (Decrease) in Cash and Cash Equivalents	(1,033)	731	82	—	(220)
Cash and Cash Equivalents at Beginning of Period	1,582	53,571	929	—	56,082

Cash and Cash Equivalents at End of Period	$549	$54,302	$1,011	$—	$55,862

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2003
(in thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$28,437	$25,983	$(20,890)	$—	$33,530
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	(3,163)	(1,399)	—	—	(4,562)
Charges from Parent or Subsidiary	(27,187)	(4,953)	32,140	—	—
Deferred Income Tax Provision (Benefit)	(480)	4,435	(11,250)	—	(7,295)
Other Adjustments	2,416	11,691	(12)	—	14,095

Net Cash Provided (Used) by Operating Activities	23	35,757	(12)	—	35,768

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	(4,804)	—	—	(4,804)
Capital Expenditures for Property, Plant and Equipment	—	(69,899)	—	—	(69,899)
Acquisition of Intellectual Property	—	(4,077)	—	—	(4,077)
Proceeds from Sales of Assets	—	2,945	—	—	2,945

Net Cash Used by Investing Activities	—	(75,835)	—	—	(75,835)

Cash Flows from Financing Activities:
Borrowings on Short-Term Debt, Net	—	23,613	—	—	23,613
Repayments of Long-Term Debt, Net	—	(906)	—	—	(906)
Proceeds from Asset Securitization	—	4,807	—	—	4,807
Proceeds from Exercise of Stock Options	—	2,580	—	—	2,580
Other, Net	—	(395)	—	—	(395)

Net Cash Provided by Financing Activities	—	29,699	—	—	29,699

Net Increase (Decrease) in Cash and Cash Equivalents	23	(10,379)	(12)	—	(10,368)
Cash and Cash Equivalents at Beginning of Period	—	48,825	12	—	48,837

Cash and Cash Equivalents at End of Period	$23	$38,446	$—	$—	$38,469

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

14.	New Accounting Pronouncements

     In January 2003, Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”) was issued. FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity. A variable interest entity is generally defined as an entity whose equity is insufficient to absorb the expected losses or whose owners lack the risk and rewards of ownership. FIN No. 46 is effective for all variable interest entities created or modified after January 31, 2003 and became effective for all other variable interest entities during the interim period ending March 31, 2004. The Interpretation requires certain disclosures for all variable interest entities. In connection with the adoption of FIN No. 46, the Company determined that its asset securitization facility (See Note 5) is a variable interest entity. The Company’s asset securitization is part of a larger facility held by a third party financial institution. The financial institution has determined it is the primary beneficiary and has consolidated the facility in its financial statements.

     In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and other Postretirement Benefits (“SFAS No. 132”). The statement requires additional disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The revised statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim disclosure requirements of SFAS No. 132 have been included in the Company’s notes to these condensed consolidated financial statements.

15.	Subsequent Event

     In April 2004, the Company entered into interest rate swap agreements on a notional amount of $100.0 million of its $250.0 million 4.95% Senior Notes and a notional amount of $120.0 million of its $350.0 million 6 5/8% Senior Notes to take advantage of short-term interest rates available in the current economic environment. Under these agreements, the Company receives interest from the counterparties at fixed rates of 4.95% and 6 5/8% and pays to the counterparties a floating rate based on six-month LIBOR. The hedges are considered perfectly effective against the changes in the fair value of the debt due to changes in the benchmark interest rates over their term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for the three months ended March 31, 2004 and 2003. Our discussion begins with an executive level overview which provides a general description of our company today, a discussion of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for the remainder of 2004. Next, we analyze the results of our operations for the three month periods ended March 31, 2004 and 2003, including the trends in our overall business and our operating segments. Then we review our cash flows and liquidity, capital resources and contractual obligations. An update follows, when applicable, to our critical accounting judgments and estimates that we have made which we believe are most important to an understanding of our MD&A and our consolidated financial statements, as well as a discussion of a recently adopted accounting pronouncement.

Overview

     General

     The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 included in our Annual Report on Form 10-K. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section below entitled “Forward-Looking Statements.”

     We provide equipment and services used for drilling, completion and production of oil and natural gas wells throughout the world. We conduct operations in approximately 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our offerings include drilling services and equipment, well installation services, fishing and intervention services, completion systems and all forms of artificial lift. We offer step change technologies, including expandable technology, production optimization systems, underbalanced services and drilling with casing.

     Historically we operated as three segments: Drilling and Intervention Services, Completion Systems and Artificial Lift Systems. In April 2003, we made a strategic decision to realign our three segments and we now operate under two segments: Drilling Services and Production Systems. We undertook this realignment to improve our ability to serve our customers’ interests, better coordinate our business efforts across segments, accelerate the delivery of strategic technologies to the marketplace and generate operating efficiencies.

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

     The following chart sets forth certain statistics that reflect historical market conditions:

		Henry Hub	North American	International
	WTI Oil (1)	Gas (2)	Rig Count (3)	Rig Count (3)
March 31, 2004	$35.76	$5.933	1,597	799
December 31, 2003	32.52	6.189	1,531	803
March 31, 2003	31.04	5.060	1,391	747

(1)	Price per barrel as of March 31 and December 31 – Source: Applied Reasoning, Inc.

(2)	Price per MM/BTU as of March 31 and December 31 – Source: Oil World

(3)	Average rig count for the applicable month – Source: Baker Hughes Rig Count

     Historically, the majority of worldwide activity has been concentrated in North America. From mid-1999 through mid-2001, North American rig count improved steadily, peaking in the first quarter of 2001 at 1,717 rigs. The level of drilling and completion spending in North America also improved steadily for this same time period with an overall improvement greater than 100%. During the latter part of 2001, the rig count started to decline, and the decline continued through mid-2002. Since mid-2002, the North American rig count has improved to a first quarter 2004 rig count average of 1,624; however, the level of drilling and completion spending in North America has not returned to 2001 spending levels.

     Drilling and completion spending has grown faster in international markets than in North America. The international market experienced a 5% improvement in 2003 average annual rig count as compared to 2002. International rig count remained relatively flat during the first quarter of 2004 as the quarterly average increased to 797 as compared to an average rig count of 791 during the fourth quarter of 2003.

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

     While leveraging our international footprint, we must continue to reduce our cost structure in the mature U.S. land markets. The primary barrier to this strategy is the ability to reduce the cost structure without disrupting the normal course of business. To improve our returns worldwide, we began a company-wide cost reduction effort in 2002 and are continuing to work towards a further reduction in our manufacturing costs. Initiatives such as plant consolidation, engineering rationalization and third party outsourcing were undertaken. Productivity gains and cost reductions were realized during the first quarter and are expected to continue gradually throughout the year.

     Our raw materials purchases are subject to price fluctuations and have increased significantly over the past few months. The ability to manage these costs through our supply chain initiatives and pass some of these increases to our customers are critical steps to controlling our cost structure.

     The maturity of the world’s oil and gas reservoirs, the accelerating production decline rates and the focus on complex deepwater wells are causing changes throughout our industry. Customers are demanding more efficient tools to produce oil and gas. We have invested a substantial amount of our time and capital into developing production-enabling technologies, and a component of our growth strategy depends upon the successful commercialization of these technologies. A technology based growth strategy offers both opportunity and risk. For example, two of our initial technology offerings were our underbalanced drilling services and expandable sand screens. Our underbalanced services have achieved worldwide market acceptance and are now a key component of our core business. The commercialization of our expandable sand screens has been more difficult. During 2002, we pulled the expandable sand screen product line off the shelf for re-engineering. Although the product has been re-introduced to the marketplace, the necessary re-engineering required additional investments and delayed customer acceptance. During the first quarter of 2004, our expandable sand screens continued to have good downhole success. We are cautiously optimistic for the remainder of the year that this product line will see a volume increase and margin improvement.

Outlook

     In general, we expect the markets and our business strategies to affect our results as follows:

     North America. The North American market is a very mature market, and we expect our business in both the U.S. and Canada to remain flat or increase slightly for 2004. We anticipate the U.S. annual rig count will average slightly above the 2003 average level of 1,032 rigs and will approach 1,200 rigs by the end of the year; however, we expect the Gulf of Mexico to remain flat for the remainder of 2004 without any significant improvement or deterioration. Pricing stabilized in the U.S. market during the first quarter after nine quarters of declining pricing. Canada, which had a strong first quarter, will decline during the second quarter for spring breakup.

     International. Overall, we expect international drilling activity to improve 5% and our business to grow by more than 10% over first quarter levels by the end of the year. The Middle East, Mexico, Russia and the Caspian region are projected to have the strongest growth. Africa should continue to see improvement in drilling activity in 2004, as it was the site for a number of world-class oil and gas discoveries in recent years. Furthermore, drilling activity in Europe is expected to be positive, reversing a two-year downtrend, while activity in Latin America and Asia Pacific is expected to remain relatively flat.

     Technology. We expect revenues from our technology products to grow approximately 25% from 2003 levels. We also expect these technology products will fuel much of the prospective performance in our international markets. Our underbalanced services is our fastest growing technology. We anticipate an increase in underbalanced margins as months of high engineering and training expenditures are behind us. Our drilling with casing technologies are gaining acceptance throughout international markets and have the potential to become a core business. Our production optimization is expected to do well in both the Eastern Hemisphere and Latin America, as it is used for field rehabilitation. The engineering and commercialization of our intelligent completion systems is on plan and expected to become profitable in 2004. Our near term outlook remains cautiously optimistic as it relates to our expandables technology.

     Our results depend upon a number of factors, many of which are beyond our control. For a discussion of these factors, see “Exposures” and “Forward-Looking Statements” in this Quarterly Report on Form 10-Q as well as “Item 1. Business – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Results of Operations

     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three months ended March 31, 2004 and 2003. We are unable to provide certain information regarding our results excluding the impact of acquisitions due to the integration of these acquisitions into our operations.

Comparative Financial Data

	Three Months Ended March 31,
	2004	2003
	(in thousands, except percentages
	and per share data)
Revenues:
Drilling Services	$403,719	$345,676
Production Systems	323,087	243,662

	726,806	589,338
Gross Profit %:
Drilling Services	32.5%	32.6%
Production Systems	25.9	27.4

	29.6	30.4
Research and Development:
Drilling Services	$9,814	$10,096
Production Systems	9,629	9,922

	19,443	20,018
Selling, General and Administrative Attributable to Segments:
Drilling Services	54,655	48,401
Production Systems	48,101	36,022

	102,756	84,423
Corporate General and Administrative	11,368	9,826
Equity in Earnings of Unconsolidated Affiliates	(5,253)	(4,562)
Operating Income (Expense):
Drilling Services	66,882	54,179
Production Systems	25,834	20,713
Corporate (a)	(6,115)	(5,264)

	86,601	69,628
Interest Expense, Net	(15,781)	(20,808)
Other, Net	620	(2,571)
Effective Tax Rate	26.4%	27.5%
Net Income	$52,605	$33,530
Net Income per Diluted Share	0.38	0.27
Depreciation and Amortization	62,514	56,286

(a)	Includes equity in earnings of unconsolidated affiliates.

Sales by Geographic Region

	Three Months
	Ended March 31,
	2004	2003
Region:
U.S.	33%	34%
Canada	20	18
Latin America	9	8
Europe, CIS and West Africa	19	19
Middle East and North Africa	12	12
Asia Pacific	7	9

Total	100%	100%

Company Results

     Revenues

     Consolidated revenues in the first quarter of 2004 increased $137.5 million, or 23.3%, over the first quarter of 2003 primarily as a result of growth in nearly all of our North American and international regions. North American revenues increased $75.2 million, or 24.4%, and outpaced the 16.9% increase in average quarterly North American rig count. The increase in North American revenues included growth of $40.8 million, or 20.4%, and $34.4 million, or 31.7%, in the U.S. and Canada, respectively. Our international revenues increased in all regions except Asia Pacific and were $62.3 million, or 22.1%, higher than the first quarter of 2003. The international revenue growth was led by increases of 46.8%, 30.7% and 18.1% in Latin America, the Middle East and North Africa and Europe and West Africa, respectively. On a product line basis, the highest growth came from our artificial lift systems and drilling methods and well construction products and services.

     Gross Profit

     Our gross profit as a percentage of revenues decreased from 30.4% in the first quarter of 2003 to 29.6% in the first quarter of 2004. The decline is primarily attributable to pricing pressures in the U.S. market throughout 2003 that did not begin to stabilize until the first quarter of 2004 and product mix in our Production Systems Division. This decrease in our gross profit percentage was partially offset by benefits generated from our cost reduction initiatives.

     Selling, General and Administrative Attributable to Segments

     Selling, general and administrative expenses attributable to segments decreased slightly as a percentage of revenues from 14.3% in the first quarter of 2003 to 14.1% in the first quarter of 2004.

     Corporate General and Administrative

     Corporate General and Administrative expenses increased $1.5 million, or 15.7%, during the first quarter of 2004 as compared to the same quarter of the prior year. The increase is due primarily to higher employee stock-based compensation expense and increased costs associated with our Sarbanes-Oxley 404 project.

     Equity in Earnings of Unconsolidated Affiliates

     Our equity in earnings for the first quarter of 2004 increased 15.1% as compared to the same quarter of the prior year primarily due to an increase in Universal Compression’s net income, partially offset by lower activity levels by a Middle East entity in which we have an equity interest.

     Interest Expense, Net

     Interest expense decreased $5.0 million, or 24.2%, during the first quarter of 2004 as compared to the first quarter of 2003 primarily as a result of the redemption of our $402.5 million Convertible Preferred Debentures in the third quarter of 2003.

     Income Taxes

     Our effective tax rates for the first quarter of 2004 and 2003 were 26.4% and 27.5%, respectively. The decrease in the effective tax rate reflects the continued benefits realized from our 2002 corporate reincorporation.

Segment Results

     Drilling Services

     Our Drilling Services Division has continued to experience sequential quarterly improvements in revenue since the first quarter of 2003. Revenues increased $58.0 million, or 16.8%, in the first quarter of 2004 as compared to the first quarter of 2003. North American revenues increased 13.1%, primarily as a result of a 16.9% increase in the average quarterly North American rig count and were offset by lower pricing in the U.S. market. International revenues improved $37.3 million, or 19.9%, as compared to a 7.1% increase in the average international rig count. The most significant international growth was in our Latin America and Middle East and North Africa regions, where revenues increased 47.0% and 35.1%, respectively. From a product line perspective, our highest revenue growth was from our drilling methods and well construction products and services.

     Gross profit as a percentage of revenues remained flat during the first quarter of 2004 compared to the first quarter of 2003 as decreases from the pricing pressures in the U.S. market were offset by benefits realized from our cost reduction initiatives.

     Selling, general and administrative expenses attributable to segments as a percentage of revenues in the first quarter of 2004 and 2003 were 13.5% and 14.0%, respectively. The decrease is due primarily to benefits from our cost reduction initiatives and lower costs associated with the continued expansion of our underbalanced services infrastructure.

     Production Systems

     Revenues in our Production Systems segment increased $79.4 million, or 32.6% in the first quarter of 2004 as compared to the first quarter of 2003. Our North American revenues increased $54.5 million, or 36.4% in the first quarter of 2004 compared to the first quarter of 2003 and included increases of 36.0% and 36.8% in the U.S. and Canada, respectively. International revenues improved $24.9 million, or 26.5%, over the first quarter of 2003 and were led by revenue growth of 46.6% in Latin America and 46.0% in Europe and West Africa. From a product line perspective, our highest revenue growth was from our artificial lift systems.

     Our gross profit as a percentage of revenues decreased from 27.4% in the first quarter of 2003 to 25.9% in the first quarter of 2004. The decrease is primarily due to a change in product mix and a deterioration of pricing in the U.S. market that only began to stabilize in the first quarter of 2004.

Liquidity and Capital Resources

     Historical Cash Flows

     As of March 31, 2004, our cash and cash equivalents were $55.9 million, a net decrease of $0.2 million from December 31, 2003, which was primarily attributable to the following:

•	cash inflows from operating activities of $68.3 million;

•	capital expenditures for property, plant and equipment of $62.8 million;

•	acquisition of new businesses of approximately $12.5 million in cash, net of cash acquired;

•	acquisition of intellectual property of $7.1 million;

•	proceeds from the sales of property, plant and equipment of $3.5 million;

•	repayments, net of borrowings, on long-term debt and short-term facilities of $20.8 million;

•	proceeds from our asset securitization of $4.9 million;

•	proceeds from stock option activity of $26.8 million.

     Sources of Liquidity

     Our sources of liquidity are reserves of cash, cash generated from operations, committed availabilities under bank lines of credit and our ability to sell registered shares of Universal common stock. We have also historically accessed the capital markets with both debt and equity offerings to generate cash as needed.

     Cash flow from operations is expected to be our primary source of liquidity in 2004. We anticipate cash flows from operations, combined with our existing credit and securitization facilities, will provide sufficient capital resources to manage our operations, meet debt obligations and fund projected capital expenditures.

     The following summarizes our short-term committed financing activities and our usage and availability as of March 31, 2004:

	Facility	Expiration		Letters
Short-term Financing Facilities	Amount	Date	Drawn	of Credit	Availability
		(in millions)
2003 Revolving Credit Facility	$500.0	May 2006	$125.0	$32.3	$342.7
Asset Securitization Facility	80.0	December 2004	79.9	—	0.1
Middle East Facility	15.0	July 2004	—	11.3	3.7

     Additional capital in the form of either debt, equity or asset sales may be required during 2004 to fund our operations, meet debt obligations and fund projected capital expenditures if we experience lower than expected operating cash flows due to a deterioration of market conditions, unforeseen operating events or if an acquisition necessitates additional liquidity.

     We utilize both on balance sheet and off balance sheet arrangements to meet operating and financial cash flow demands:

     On Balance Sheet Arrangements

     Revolving Credit Facility

     In May 2003, we entered into a three-year unsecured revolving credit facility agreement that provides for borrowings or issuances of letters of credit up to an aggregate of $500.0 million. Amounts outstanding accrue interest at a variable rate based on either the U.S. prime rate or LIBOR and the credit rating assigned to our long-term senior debt. Our credit facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. We are in compliance with all covenants set forth in the credit facility. The committed revolving credit facility does not contain any provisions which makes its availability dependent upon our credit ratings, however, the interest rates are dependent upon the credit rating of our long-term senior debt. As of March 31, 2004, we had $125.0 million in borrowings and $342.7 million available under this agreement.

     Short-term Debt

     We also have short-term borrowings with various institutions pursuant to committed and uncommitted facilities. At March 31, 2004, we had $50.5 million in short-term borrowings outstanding under these arrangements with interest rates ranging from 2.69% to 6.25%.

     Zero Coupon Convertible Senior Debentures

     On June 30, 2000, we completed the private placement of $910.0 million face amount of Zero Coupon Convertible Senior Debentures. These debentures were issued at $501.6 million, providing the holders with an annual 3% yield to maturity. At March 31, 2004, the accreted amount of these debentures was $560.9 million.

     Interest Rate Swaps

     During the first quarter of 2004, we entered into interest rate swap agreements on a notional amount of $100.0 million of our $250.0 million 4.95% Senior Notes and a notional amount of $50.0 million of our $350.0 million 6 5/8% Senior Notes to take advantage of short-term interest rates available in the current economic environment. Under these agreements, we receive interest from the counterparties at fixed rates of 4.95% and 6 5/8% and pay to the counterparties a floating rate based on six-month LIBOR. The swap agreements are recorded at fair value and classified in Other Assets with the offset to Long-Term Debt on the accompanying Condensed Consolidated Balance Sheets. The aggregate fair value of the swaps was an asset of $4.3 million as of March 31, 2004.

     During 2003, we entered into interest rate swap agreements on a notional amount of $150.0 million of our $200.0 million 7 1/4% Senior Notes and a notional amount of $250.0 million of our $350.0 million 6 5/8% Senior Notes. In January 2004, we terminated these swap agreements and received $10.3 million in cash proceeds as settlement, resulting in a net gain of $7.8 million. The cash received was recorded against the fair value of the respective agreements and the resulting net gain is being amortized over the remaining life of the respective debt instruments as an adjustment to interest expense.

     Off Balance Sheet Arrangements

     Asset Securitization

     We have outstanding an asset securitization agreement through December 2004 which provides for the sale of participating interests to a financial institution of up to $80.0 million in a specific pool of our U.S. accounts receivable. We believe available funding under our asset securitization agreement (1) provides access to capital with low administrative costs, (2) provides increased flexibility under our existing debt instruments and (3) allows us to more efficiently manage our working capital requirements. We incurred charges in connection with this agreement of $0.3 million for the three months ended March 31, 2004 and 2003, respectively. We received $79.9 million and $75.0 million for purchased interests and had a subordinated interest in the revolving pool of receivables of $75.3 million and $73.2 million as of March 31, 2004 and December 31, 2003, respectively. The pool of receivables totaled $155.2 million and $148.2 million at March 31, 2004 and December 31, 2003, respectively. Our subordinated interest in the accounts receivable owned by W1 Receivables, L.P. (“W1”) is at risk to the extent that accounts receivable sold to the financial institution are not collected fully from our customers. We have no further monetary exposure related to this asset securitization beyond the accounts receivable sold to W1 and in which we retain the subordinated interest.

     The assets of W1, the wholly-owned bankruptcy remote subsidiary that purchases receivables from our subsidiaries, are not available to satisfy claims of our creditors and are subject to the prior claims of a financial institution.

     Letters of Credit

     We execute letters of credit in the normal course of business. While these obligations are not normally called, the beneficiaries have the ability to call these obligations at anytime prior to the expiration date should certain contractual or payment obligations by us be breached. As of March 31, 2004, we had $26.9 million of letters of credit and bid and performance bonds outstanding under various uncommitted credit facilities and $43.6 million of letters of credit outstanding under committed facilities.

     Contractual Obligations

     Our contractual obligations at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since December 31, 2003.

     Capital Expenditures

     Our capital expenditures for property, plant and equipment during the three months ended March 31, 2004 were $62.8 million, net of proceeds from tools lost down hole of $62.8 million. Our capital expenditures primarily relate to our new technologies, drilling equipment, fishing tools, tubular service equipment and the implementation of our ERP system. Capital expenditures for 2004 are expected to be approximately $250.0 million.

New Accounting Pronouncement

     In January 2003, FASB Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN No. 46”) was issued. FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity. A variable interest entity is generally defined as an entity whose equity is insufficient to absorb the expected losses or whose owners lack the risks and rewards of ownership. FIN No. 46 is effective for all variable interest entities created or modified after January 31, 2003 and became effective for all other variable interest entities during the interim period ending March 31, 2004. The Interpretation requires certain disclosures for all variable interest entities. In connection with the adoption of FIN No. 46, we determined that our asset securitization facility is a variable interest entity. Our asset securitization is part of a larger facility held by a third-party financial institution. The financial institution has determined it is the primary beneficiary and has consolidated the facility in its financial statements.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2003.

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

     Investment Exposure

     We own approximately 44% of Universal Compression Holdings, Inc.’s outstanding common stock as a result of the merger of our compression services division with a Universal subsidiary in February 2001. We account for this ownership interest using the equity method of accounting, which requires us to record our percentage interest in Universal’s results of operations in our Condensed Consolidated Statements of Income. Accordingly, fluctuations in Universal’s earnings will cause fluctuations in our earnings.

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

     Currency Exposure

     Approximately 31.2% of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive income in the shareholders’ equity section in our Condensed Consolidated Balance Sheets. We recorded a $4.7 million adjustment to our equity account for the three months ended March 31, 2004 to reflect the net impact of the weakening of various foreign currencies, primarily in the UK, against the U.S. dollar. Such translation adjustments could adversely impact our book value.

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

     From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:

•	A downturn in market conditions could affect projected results. Any material changes in oil and gas supply and demand, oil and gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information provided by us. The oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Through the beginning of 2002, prices for oil and natural gas decreased, reflecting diminished demand attributable to political and economic issues. In the latter part of 2002, prices for oil and natural gas increased. However, with the exception of Canada, producers did not increase drilling due to the political and economic uncertainty. During 2003, North American drilling activity increased; however, if an extended regional and/or worldwide recession would occur, it would result in even lower demand and lower prices for oil and gas, which would adversely affect our revenues and income. At this time, we have assumed increases in worldwide demand will continue throughout 2004.

•	Our future success depends upon our ability to adapt to the changing market environment in North America. There is an excess investment in capital assets in our industry in the North American market. In addition, there are low barriers to entry. Our success depends on our ability to lower our cost structure. Our forward-looking statements assume we will be successful in reducing our cost structure and adapting to the changing environment.

•	A material disruption in our manufacturing could adversely affect some divisions of our business. We have undertaken an initiative to consolidate and outsource certain of our manufacturing operations. Our forward-looking statements assume any manufacturing consolidation and outsourcing will be completed without material disruptions. If there are disruptions or excess costs associated with manufacturing changes, our results could be adversely affected.

•	Availability of a skilled workforce could affect our projected results. The workforce and labor supply in the oilfield service industry is aging and diminishing such that there is an increasing shortage of available skilled labor. Our forward-looking statements assume we will be able to maintain a skilled workforce.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, to obtain technologically advanced products through internal research and development and/or acquisitions, and to expand the markets for new technology through leverage of our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to underbalanced drilling, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services.

•	Nonrealization of expected benefits from our 2002 corporate reincorporation could affect our projected results. We expected to gain certain business, financial and strategic advantages as a result of our reincorporation, including improvements to our global tax position and cash flow. An inability to realize expected benefits of the reincorporation in the anticipated time frame, or at all, would negatively affect the anticipated benefit of our corporate reincorporation.

•	Nonrealization of expected benefits of our change in divisional structure could adversely affect our projected results. In 2003, we realigned our operational structure from three divisions to two divisions. Our forward-looking statements assume there will be no material disruption to our operations and we will realize anticipated cost savings.

•	A decline in the fair value of our investment in Universal that is other than temporary would adversely affect our projected results. In the third quarter of 2002, we determined the decline in Universal’s stock price was other than temporary and recorded a write-down in the carrying value of the investment. In connection with the reduction in the carrying value, we recognized a tax benefit related to the difference between the book carrying value and the tax basis of the investment. We can make no assurances that there will not be an additional decline in value of our investment in Universal or that any such decline would be temporary. Any decline may result in an additional write-down in the carrying value of our investment in Universal and would adversely affect our results.

•	The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of March 31, 2004, we had approximately $1.6 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currencies.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies. Any further military action undertaken by the United States or other countries could adversely affect our results of operations.

     Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the SEC. For additional information regarding risks and uncertainties, see our other filings with the SEC under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended, available free of charge at the SEC’s website at www.sec.gov. We will generally update our assumptions in our filings as circumstances require.

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

Foreign Currency Exchange Rates

     We operate in virtually every oil and gas exploration and production region in the world. In some parts of the world, such as the Middle East and Southeast Asia, the currency of our primary economic environment is the U.S. dollar. We use this as our functional currency. In other parts of the world, we conduct our business in currencies other than the U.S. dollar. The functional currency is the applicable local currency. In those countries in which we operate in the local currency, the effects of foreign currency fluctuations are largely mitigated because local expenses of such foreign operations are also generally denominated in the same currency.

     Assets and liabilities of which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive loss in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. Approximately 31.2% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $4.7 million adjustment to our equity account for the three months ended March 31, 2004 to reflect the net impact of the weakening of various foreign currencies against the U.S. dollar.

Interest Rates

     We are subject to interest rate risk on our long-term fixed interest rate debt and, to a lesser extent, variable-interest rate borrowings. Variable rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change.

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

     As of March 31, 2004, we had $150.0 million in interest rate swaps which convert fixed rate debt to variable rate debt. Our interest rate swaps hedge $100.0 million of the $250.0 million 4.95% fixed rate senior notes and $50.0 million of the $350.0 million 6 5/8% fixed rate senior notes. Under these interest rate swap agreements, the counterparties pay interest at a fixed rate of either 4.95% or 6 5/8%, and we pay a variable interest rate based on published six-month LIBOR.

     Our long-term borrowings subject to interest rate risk consist of the following:

	March 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in millions)
6 5/8% Senior Notes due 2011	$355.2	$395.0	$350.9	$384.8
7 1/4% Senior Notes due 2006	210.0	220.4	211.0	220.0
4.95% Senior Notes due 2013	252.7	255.4	249.5	243.4
$910.0 Million Zero Coupon Senior Convertible Debentures	560.9	577.9	556.7	565.3

     The fair value of our Senior Notes is principally dependent on changes in prevailing interest rates. The fair value of the Zero Coupon Debentures is principally dependent on both prevailing interest rates and our current share price as it relates to the initial conversion price of $55.1425 per common share.

     We have various other long-term debt instruments of $16.0 million, but believe that the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $175.5 million at March 31, 2004 and $194.6 million at December 31, 2003 approximate fair market value.

     As it relates to our variable rate debt, if market rates average 1% more for the remainder of 2004 than the rates as of March 31, 2004, interest expense for 2004 would increase by $2.4 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt after giving consideration to all our interest rate hedging activities. This sensitivity analysis assumes that there are no changes in our financial structure.

ITEM 4. CONTROLS AND PROCEDURES

     At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There has been no change in our internal controls over financial reporting that occurred during the three month period ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 16, 2004, we awarded 5,000 restricted common shares to one of our directors pursuant to the Weatherford International Ltd. Restricted Share Plan. The award was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 5. OTHER INFORMATION

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, the certifications of Bernard J. Duroc-Danner, Chief Executive Officer of the Company, and Lisa W. Rodriguez, Chief Financial Officer of the Company, are filed with this Form 10-Q as exhibits 31.1 and 31.2. Copies of these certifications are available on the Company’s website at www.weatherford.com.

     Pursuant to section 906 of the Sarbanes-Oxley Act of 2002, the certifications of Bernard J. Duroc-Danner, Chief Executive Officer of the Company, and Lisa W. Rodriguez, Chief Financial Officer of the Company, are filed with this Form 10-Q as Exhibit Numbers 32.1 and 32.2. Copies of these certifications are available on the Company’s website at www.weatherford.com.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

Exhibit
Number	Description
†10.1	Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan dated March 23, 2004.

†10.2	Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith

     (b) Reports on Form 8-K:

          1. Current Report on Form 8-K dated January 30, 2004, announcing earnings for the quarter ended December 31, 2003.

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

Lisa W. Rodriguez
Senior Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

Date: May 5, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description
†10.1	Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan dated March 23, 2004.

†10.2	Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Filed herewith