Form 10-K/A
period 2003-12-31
WEATHERFORD INTERNATIONAL LTD
filed 2004-06-14
CIK 1170565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

[✓]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-31339

WEATHERFORD INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0371344
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

515 Post Oak Boulevard
Suite 600
Houston, Texas	77027-3415
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 693-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $1.00 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [✓] No [  ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2003 was $3,462,804,089, based upon the closing price on the New York Stock Exchange as of such date.

     Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at June 9, 2004

Common Shares, $1.00 Par Value	132,600,020

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
Exhibit Index
Consent of Deloitte and Touche LLP
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of CEO pursuant to Section 906
Certification of CFO pursuant to Section 906

EXPLANATORY NOTE

     This amendment to the annual report on Form 10-K/A for the year ended December 31, 2003 of Weatherford International Ltd. (“the Company”) is being filed to incorporate by reference the audited financial statements of Universal Compression Holdings, Inc. (“Universal”) for the year ended March 31, 2004 as required by Rule 3-09 of Regulation S-X. The Company has a 44% equity interest in Universal. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the pages attached hereto.

     A consent of Deloitte and Touche LLP, independent auditors for Universal, is being filed as an exhibit to this amendment.

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report or incorporated herein by reference:

1.	The consolidated financial statements of the Company listed on page 39 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 10, 2004.

2.	The financial statement schedule on page 10 of this report.

3.	The exhibits of the Company listed below under Item 15 (c).

(b)	Reports on Form 8-K:

1.	Current Report on Form 8-K dated October 2, 2003, announcing the offering of $250,000,000 of Senior Notes due 2013.

2.	Current Report on Form 8-K dated October 7, 2003, announcing the close of the Company’s previously announced offering of $250,000,000 of 4.95% Senior Notes due 2013.

3.	Current Report on Form 8-K dated October 23, 2003, announcing comments on the Company’s results of operations for the quarter ended September 30, 2003.

4.	Current Report on Form 8-K dated October 30, 2003, announcing the Company’s earnings for the quarter ended September 30, 2003.

(c)	Exhibits:

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated May 8, 2002, among Weatherford International, Inc., Weatherford Merger, Inc., Weatherford International Ltd. and Weatherford U.S. Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).

2.2	Agreement and Plan of Merger dated October 23, 2000, by and among Weatherford International, Inc., WEUS Holding, Inc., Enterra Compression Company, Universal Compression Holdings, Inc. and Universal Compression, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Universal Compression Holdings, Inc. (File No. 1-15843) and Universal Compression, Inc. (File No. 333-48279) filed October 26, 2000).

2.3	Purchase Agreement dated as of October 23, 2000, by and among Weatherford International, Inc., WEUS Holding, Inc., Enterra Compression Company, Global Compression Services, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit F to the Schedule 13D, with respect to the common stock of Universal Compression Holdings, Inc., filed by Weatherford International, Inc. and WEUS Holding, Inc. on November 2, 2000).

2.4	Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K on Form 8-K/A (File No. 1-13086) filed March 9, 1998).

2.5	Amendment No. 1 dated as of April 17, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed April 21, 1998).

2.6	Amendment No. 2 dated as of April 22, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, as amended by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed April 23, 1998).

3.1	Memorandum of Association of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).

Exhibit
Number	Description
3.2	Memorandum of Increase of Share Capital of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).

3.3	By-laws of Weatherford International Ltd. (incorporated by reference to Annex III to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Memorandum of Association and By-laws of Weatherford International Ltd. defining the rights of holders of common shares.

4.2	Officers’ Certificate dated as of October 7, 2003 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).

4.3	Credit Agreement dated May 14, 2003, among Weatherford International Ltd., Weatherford International, Inc., JPMorgan Chase Bank, as Administrative Agent, BankOne, NA and Wells Fargo Bank, Texas, N.A., as Co-Syndication Agents, ABN-AMRO Bank, N.V., and The Bank of Nova Scotia, as Co-Documentation agents, and Wachovia Bank, National Association, Suntrust Bank, Royal Bank of Canada and Deutsche Bank AG New York Branch, as co-Managing Agents (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed July 1, 2003).

4.4	Indenture, dated October 1, 2003, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 2, 2003).

4.5	Indenture dated May 17, 1996, between Weatherford Enterra, Inc. and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).

4.6	First Supplemental Indenture dated and effective as of May 27, 1998, by and among EVI Weatherford, Inc., the successor by merger to Weatherford Enterra, Inc., and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed June 2, 1998).

4.7	Second Supplemental Indenture dated June 30, 2000, between Weatherford International, Inc. and The Bank of New York, as successor trustee to Bank of Montreal Trust (including form of Debenture) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed July 10, 2000).

4.8	Third Supplemental Indenture dated November 16, 2001, between Weatherford International, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Reg. No. 333-73770) filed November 20, 2001).

4.9	Fourth Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company) (incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).

4.10	Convertible Debenture Guarantee Agreement dated June 26, 2002, between Weatherford International Ltd. and JP Morgan Chase Bank (incorporated by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).

Exhibit
Number	Description
4.11	Indenture dated as of October 15, 1997, between EVI, Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-3 (Reg. No. 333-45207) filed January 29, 1998).

4.12	First Supplemental Indenture dated as of October 28, 1997, between EVI, Inc. and The Chase Manhattan Bank, as Trustee (including form of Debenture) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed November 5, 1997).

4.13	Second Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and JP Morgan Chase Bank (incorporated by reference to Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).

4.14	Form of global note for 4.95% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).

4.15	Form of Weatherford Enterra, Inc.’s 7 1/4% Senior Notes due May 15, 2006 (incorporated by reference to Exhibit 4.2 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).

4.16	Sale Agreement dated July 2, 2001, among Weatherford Artificial Lift Systems, Inc., Weatherford U.S., L.P. and each of their U.S. affiliates who become Originators, as Sellers, and W1 Receivables, L.P., as Purchaser (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13086) filed August 13, 2001).

4.17	Purchase Agreement dated July 2, 2001, among W1 Receivables, L.P., as Seller, Weatherford International, Inc., as Servicer, and Jupiter Securitization Corporation and Bank One, NA (Main Office Chicago), as Agents (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-13086) filed August 13, 2001).

4.18	Registration Rights Agreement dated November 16, 2001, among Weatherford International, Inc. and Credit Suisse First Boston Corporation and Lehman Brothers Inc., on behalf of the Initial Purchasers (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-3 (Reg. No. 333-73770) filed November 20, 2001).

4.19	Waiver and Omnibus Amendment dated June 26, 2002, to Sale Agreement dated July 2, 2001, and Purchase Agreement dated July 2, 2001, among W1 Receivables, L.P., Weatherford International, Inc., Bank One, NA (Main Office Chicago), individually and as Agent, Jupiter Securitization Corporation, Weatherford Artificial Lift Systems, Inc., Weatherford U.S., L.P. and Weatherford International Ltd. (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).

4.20	Waiver and Amendment No. 1 dated May 14, 2002, to Purchase Agreement dated July 2, 2001, among W1 Receivables, L.P., Weatherford International, Inc., Bank One, NA (Main Office Chicago), individually and as Agent, and Jupiter Securitization Corporation (incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).

Exhibit
Number	Description
10.1	Voting Agreement, dated as of February 9, 2001, among Weatherford International, Inc., WEUS Holding, Inc. and Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q of Universal Compression Holdings, Inc. (File No. 1-15843) filed February 14, 2001).

10.2	Transition Services Agreement dated as of February 9, 2001, between Weatherford International, Inc. and Weatherford Global Compression Services, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q of Universal Compression Holdings, Inc. (File No. 1-15843) filed February 14, 2001).

10.3	Amended and Restated Registration Rights Agreement, dated as of March 23, 2004, between Weatherford International Ltd. and Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 of Universal Compression Holdings, Inc. (Reg. No. 333-114145) filed April 2, 2004).

10.4	Distribution Agreement dated as of April 14, 2000, between Weatherford International, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-3 of Grant Prideco, Inc. (Reg. No. 333-35272) filed April 20, 2000).

10.5	Tax Allocation Agreement dated as of April 14, 2000, between Weatherford International, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).

10.6	Preferred Supplier Agreement dated as of March 22, 2000, between Weatherford International, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).

*10.7	Weatherford Enterra, Inc. 1991 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 (File 1-7867) filed March 23, 1997).

*10.8	Amended and Restated Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-31339) filed May 6, 2004).

*10.9	Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan and Related Trust Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).

*10.10	Weatherford International Ltd. Nonqualified Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).

*10.11	Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).

*10.12	Weatherford International, Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).

Exhibit
Number	Description
*10.13	Energy Ventures, Inc. 1991 Non-Employee Director Stock Option Plan and Form of Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-13086) filed August 8, 1991).

*10.14	Energy Ventures, Inc. 1992 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 (Reg. No. 333-13531) filed October 4, 1997).

*10.15	Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-13086) filed August 12, 1995).

*10.16	General Amendment of Employee Stock Option Programs of Weatherford International, Inc. dated May 9, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).

*10.17	General Amendment of Director’s Stock Option Plans and Agreements dated May 9, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).

†*10.18	Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers.

*10.19	Amendment to Stock Option Programs (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 19, 2000).

*10.20	Employment Agreements dated August 1, 2003, between Weatherford International Ltd. and each of M. David Colley, E. Lee Colley III, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin, Keith R. Morley, Jon R. Nicholson, James N. Parmigiano, Lisa W. Rodriguez and Gary L. Warren (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-31339) filed November 6, 2003).

*10.21	Employment Agreement dated September 27, 2002 with Stuart E. Ferguson (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-31339) filed March 18, 2003).

*10.22	Employment Agreement dated as of June 15, 1998, between EVI Weatherford, Inc. and Philip Burguieres (incorporated by reference to Exhibit No. 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-13086) filed August 14, 1998).

*10.23	Amendment to Employment Agreement dated October 16, 2000, between Philip Burguieres and Weatherford International, Inc. (incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13086) filed March 23, 2001).

Exhibit
Number	Description
*10.24	Employment Agreements with E. Lee Colley, III, Donald R. Galletly and Jon R. Nicholson (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).

*10.25	Indemnification Agreements with Robert K. Moses, Jr. (incorporated by reference to Exhibit 10.10 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); Philip Burguieres (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-7867)); William E. Macaulay (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)); and Jon Nicholson (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867) filed March 24, 1997).

*10.26	Indemnification Agreements with each of Bernard J. Duroc-Danner, Gary L. Warren, Burt M. Martin, Lisa W. Rodriguez, E. Lee Colley III, Donald R. Galletly, Jon R. Nicholson, James N. Parmigiano, Stuart E. Ferguson, David J. Butters, Robert A. Rayne, Robert K. Moses, Jr., Philip Burguieres, Robert B. Millard, William E. Macaulay and Sheldon B. Lubar (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13086) filed November 13, 2002).

*10.27	Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).

*10.28	Form of Amendment to Stock Option Agreements dated September 8, 1998 for Non-Employee Directors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).

*10.29	Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).

*10.30	Form of Stock Option Agreement for Non-employee Directors dated September 26, 2001 (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-8 (Reg. No. 333-81678) filed January 30, 2002).

*10.31	Assumption and General Amendment of Directors’ Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).

*10.32	Form of Warrant Agreement with Robert K. Moses, Jr. dated September 8, 1998 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).

*10.33	Form of Amendment to Warrant Agreement with Robert K. Moses, Jr. dated September 8, 1998 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).

*10.34	Form of Warrant Agreement with Robert K. Moses, Jr. dated July 5, 2000 (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).

Exhibit
Number	Description
*10.35	Form of Warrant Agreement with Robert K. Moses dated September 26, 2001 (incorporated by reference to Exhibit 4.20 to the Registration Statement on Form S-8 (Reg. No. 333-81676) filed January 30, 2002).

10.36	License Agreement among Shell Technology Ventures Inc., Weatherford/Lamb, Inc. and Weatherford International, Inc. dated March 1, 2002, as amended on April 29, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).

10.37	Framework Agreement between Shell Technology Ventures Limited and Weatherford International, Inc. dated March 1, 2002, as amended on April 19, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).

10.38	Promissory Note to Shell Technology Ventures Inc. dated February 28, 2002 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).

10.39	Warrant Agreement between Shell Technology Ventures Inc. and Weatherford International, Inc. dated February 28, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).

10.40	Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan dated March 23, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-31339) filed May 6, 2004).

†21.1	Subsidiaries of Weatherford International Ltd.

†23.1	Consent of Ernst & Young LLP.

†23.2	Consent of Deloitte and Touche LLP.

††23.3	Consent of Deloitte and Touche LLP

††31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of Universal Compression Holdings, Inc. for the fiscal year ended March 31, 2004 (incorporated by reference to Part II, Item 8 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed by Universal Compression Holdings, Inc. (SEC File No. 001-15843) on June 10, 2004).

*	Management contract or compensatory plan or arrangement.

†	Filed on March 10, 2004 as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

††	Filed herewith.

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

SCHEDULE II

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE THREE YEARS ENDED DECEMBER 31, 2003

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Collections	Deductions	Period
			(in thousands)
Year Ended December 31, 2003:
Allowance for uncollectible accounts receivable	$18,088	$3,689	$1,753	$(6,777)	$16,753
Year Ended December 31, 2002:
Allowance for uncollectible accounts receivable	$18,021	$1,784	$1,775	$(3,492)	$18,088
Year Ended December 31, 2001:
Allowance for uncollectible accounts receivable	$23,281	$4,543	$2,063	$(11,866)	$18,021

     All other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto.

2.	The Consolidated Financial Statements of Universal Compression Holdings, Inc. for the three years ended March 31, 2004, required to be included in this report pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.3

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on June 14, 2004.

WEATHERFORD INTERNATIONAL LTD.

By:	/s/ Lisa W. Rodriguez

Lisa W. Rodriguez
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description
23.3	Consent of Deloitte and Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.