Form 10-Q
period 2004-06-30
WEATHERFORD INTERNATIONAL LTD
filed 2004-08-06
CIK 1170565

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-31339

WEATHERFORD INTERNATIONAL LTD.
(Exact name of Registrant as specified in its Charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0371344 (I.R.S. Employer Identification No.)
515 Post Oak Boulevard Suite 600 Houston, Texas (Address of principal executive offices)	77027-3415 (Zip Code)
(713) 693-4000 Registrant's telephone number, include area code)

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

         Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

         Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at August 3, 2004
Common Shares, par value $1.00	133,490,331

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30, 2004	December 31, 2003
	(unaudited)	(restated)
ASSETS
Current Assets:
Cash and Cash Equivalents	$59,780	$56,082
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $17,225 and $16,728, Respectively	571,696	556,306
Inventories	643,874	616,748
Other Current Assets	193,377	176,084
Current Assets from Discontinued Operations	17,797	30,804

	1,486,524	1,436,024

Property, Plant and Equipment, Net	1,296,061	1,283,982
Goodwill, Net	1,597,012	1,601,211
Other Intangible Assets, Net	293,179	291,387
Equity Investments in Unconsolidated Affiliates	249,570	303,654
Other Assets	93,647	81,669
Long-Term Assets from Discontinued Operations	2,569	2,285

	$5,018,562	$5,000,212

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-Term Borrowings and Current Portion of Long-Term Debt	$84,235	$207,342
Accounts Payable	204,980	234,599
Other Current Liabilities	340,490	320,058
Current Liabilities from Discontinued Operations	9,879	20,343

	639,584	782,342

Long-Term Debt	810,956	822,861
Zero Coupon Convertible Senior Debentures	565,101	556,750
Deferred Tax Liabilities	24,319	19,416
Other Liabilities	122,640	110,775
Long-Term Liabilities from Discontinued Operations	2,438	—
Commitments and Contingencies
Shareholders' Equity:
Common Shares, $1 Par Value, Authorized 500,000 Shares, Issued 142,572 and 141,422 Shares, Respectively	142,572	141,422
Capital in Excess of Par Value	2,434,732	2,395,466
Treasury Shares, Net	(244,952)	(254,926)
Retained Earnings	531,866	405,372
Accumulated Other Comprehensive Income (Loss)	(10,694)	20,734

	2,853,524	2,708,068

	$5,018,562	$5,000,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(restated)		(restated)
Revenues:
Products	$401,132	$297,471	$755,549	$582,611
Services	341,056	318,723	699,279	621,360

	742,188	616,194	1,454,828	1,203,971
Costs and Expenses:
Cost of Products	296,260	218,778	554,542	422,445
Cost of Services	221,169	216,957	460,377	421,219
Research and Development	20,021	22,393	39,274	42,335
Selling, General and Administrative Attributable to Segments	106,555	92,034	208,727	175,782
Corporate General and Administrative	12,186	9,694	23,554	19,520
Equity in Earnings of Unconsolidated Affiliates	(6,025)	(302)	(11,278)	(4,864)

Operating Income	92,022	56,640	179,632	127,534

Other Income (Expense):
Gain on Sale of Universal Common Stock	25,280	—	25,280	—
Interest Expense, Net	(15,054)	(20,874)	(30,728)	(41,579)
Other, Net	(1,251)	5,631	(623)	3,147

Income from Continuing Operations Before Income Taxes	100,997	41,397	173,561	89,102
Provision for Income Taxes	(19,965)	(11,001)	(39,029)	(23,973)

Income from Continuing Operations	81,032	30,396	134,532	65,129
Loss from Discontinued Operations, Net of Taxes	(7,143)	(1,823)	(8,038)	(3,026)

Net Income	$73,889	$28,573	$126,494	$62,103

Basic Earnings (Loss) Per Share:
Income from Continuing Operations	$0.61	$0.25	$1.01	$0.54
Loss from Discontinued Operations	(0.05)	(0.01)	(0.06)	(0.03)

Net Income	$0.56	$0.24	$0.95	$0.51

Basic Weighted Average Shares Outstanding	133,107	121,471	132,710	121,328

Diluted Earnings (Loss) Per Share:
Income from Continuing Operations	$0.57	$0.24	$0.95	$0.51
Loss from Discontinued Operations	(0.05)	(0.02)	(0.05)	(0.02)

Net Income	$0.52	$0.22	$0.90	$0.49

Diluted Weighted Average Shares Outstanding	147,597	127,409	147,273	127,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2004	2003
		(restated)
Cash Flows from Operating Activities:
Net Income	$126,494	$62,103
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	125,527	114,000
Gain on Sale of Universal Common Stock	(25,280)	—
(Gain) Loss on Sales of Assets	942	(813)
Loss from Discontinued Operations	8,038	3,026
Equity in Earnings of Unconsolidated Affiliates	(11,278)	(4,864)
Employee Stock-Based Compensation Expense	3,722	444
Amortization of Original Issue Discount	8,351	8,106
Deferred Income Tax Benefit	(3,923)	(20,792)
Other, Net	1,017	1,700
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired	(79,965)	(44,072)

Net Cash Provided by Continuing Operations	153,645	118,838
Net Cash Used by Discontinued Operations	(526)	(1,380)

Net Cash Provided by Operating Activities	153,119	117,458

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(13,100)	(17,644)
Capital Expenditures for Property, Plant and Equipment	(136,973)	(150,919)
Acquisition of Intellectual Property	(13,085)	(12,025)
Purchases of Equity Investment in Unconsolidated Affiliate	(1,606)	(2,644)
Proceeds from Sale of Universal Common Stock	89,998	—
Proceeds from Sale of Property, Plant and Equipment	8,939	4,884

Net Cash Used by Investing Activities	(65,827)	(178,348)

Cash Flows from Financing Activities:
Borrowings (Repayments) of Short-Term Debt, Net	(120,862)	56,520
Repayments of Long-Term Debt, Net	(5,842)	(9,274)
Proceeds from Asset Securitization	5,000	3,379
Proceeds from Exercise of Stock Options	38,573	12,187
Other Financing Activities, Net	(463)	(1,674)

Net Cash Provided (Used) by Financing Activities	(83,594)	61,138

Net Increase in Cash and Cash Equivalents	3,698	248
Cash and Cash Equivalents at Beginning of Period	56,082	48,837

Cash and Cash Equivalents at End of Period	$59,780	$49,085

Supplemental Cash Flow Information:
Interest Paid	$34,640	$38,118
Income Taxes Paid, Net of Refunds	48,566	30,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income	$73,889	$28,573	$126,494	$62,103
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(26,777)	92,729	(31,428)	117,839

Comprehensive Income	$47,112	$121,302	$95,066	$179,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. General

        The condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the "Company") included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company's Condensed Consolidated Balance Sheet at June 30, 2004, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2004 and 2003, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted from this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 and the notes thereto included in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results expected for the full year.

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

2. Discontinued Operations

        In June 2004, the Company's management approved a plan to sell its non-core Gas Services International ("GSI") compression fabrication business. This business was historically included in the Company's Production Systems segment. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the GSI compression fabrication business results of operations, financial position and cash flows have been reflected in the consolidated financial statements and notes as a discontinued operation for all periods presented. The Company has contacted interested buyers, is actively marketing the business and believes it will be sold within one year.

        The $7.1 million and $8.0 million loss from discontinued operations for the three and six months ended June 30, 2004 include non-cash charges of $5.2 million. The non-cash charges consist of a $3.1 million goodwill and asset impairment charge and an income tax provision of $2.1 million to record a valuation allowance against deferred tax assets from net operating losses that the Company will not be able to utilize.

        Losses include interest allocated to the discontinued operations in accordance with Emerging Issues Task Force ("EITF") 87-24 "Allocation of Interest to Discontinued Operations." The interest was allocated based on a pro rata calculation of the net assets of the discontinued business to the Company's consolidated net assets.

        Operating results of the discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Revenues	$6,693	$1,509	$20,859	$3,070

Loss Before Income Taxes	$(5,030)	$(2,200)	$(6,153)	$(3,656)
(Provision) Benefit for Income Taxes	(2,113)	377	(1,885)	630

Net Loss from Discontinued Operations	$(7,143)	$(1,823)	$(8,038)	$(3,026)

        Balance sheet information for discontinued operations within the Production Systems segment as of June 30, 2004 and December 31, 2003 was as follows:

	June 30, 2004	December 31, 2003
	(in thousands)
Accounts Receivable, Net of Allowance for Uncollectible Accounts	$9,958	$5,050
Inventories	7,480	25,366
Other Current Assets	359	388

Current Assets from Discontinued Operations	17,797	30,804

Property, Plant and Equipment, Net	—	276
Other Assets	2,569	2,009

Long-Term Assets from Discontinued Operations	2,569	2,285

	$20,366	$33,089

Accounts Payable	$7,116	$17,514
Other Current Liabilities	2,763	2,829

Current Liabilities from Discontinued Operations	9,879	20,343

Other Liabilities	2,438	—

Long-Term Liabilities from Discontinued Operations	2,438	—

	$12,317	$20,343

3. Universal Compression

        In June 2004, the Company sold 3.0 million shares of Universal Compression Holdings, Inc. ("Universal") common stock. Net proceeds of $90.0 million were received resulting in a gain of $25.3 million. There were no related tax effects associated with the sale. This sale reduced the

Company's ownership to 10.75 million shares, or approximately 34%, of Universal's outstanding common stock.

        Summarized financial information for Universal is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Revenues	$184,874	$152,227	$375,584	$306,816
Gross Profit	73,748	68,199	150,536	136,881
Net Income (Loss)	11,785	(1,969)	23,510	4,954

        The financial statements of Universal for the year ended March 31, 2004 were filed as an amendment to the Company's Form 10-K on June 14, 2004.

4. Goodwill

        Goodwill is evaluated for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which requires that such assets be tested for impairment on at least an annual basis. The Company performs its annual goodwill impairment test as of October 1. The Company's reporting units correspond to the Company's business segments, namely Drilling Services and Production Systems.

        SFAS No. 142 requires that a portion of the goodwill of a reporting unit be allocated to a business being disposed of. In connection with the approval of the plan to sell the GSI compression fabrication business (see Note 2), $2.8 million of goodwill from the Production Systems reporting unit was allocated to the discontinued business based on a relative fair value approach. The allocated goodwill was tested separately for impairment by comparing the fair value of the disposal group to its carrying amount. The calculation indicated that the goodwill was impaired, and an impairment charge of $2.8 million was recorded during the three months ended June 30, 2004. Following the allocation, in accordance with SFAS No. 142, the remaining goodwill of the Production Systems reporting unit was tested for impairment. The Company's goodwill impairment test involved a comparison of the fair value of the Production Systems reporting unit with its carrying amount. The fair value was determined using discounted cash flows and other market-related valuation models. As the calculation indicated that the fair value of the Production Systems reporting unit exceeded its carrying amount, the goodwill was not impaired.

        The Company will continue to test its goodwill annually on a consistent measurement date unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

        The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

	Drilling Services	Production Systems	Total
	(in thousands)
As of January 1, 2004	$850,217	$750,994	$1,601,211
Goodwill acquired during period	895	5,576	6,471
Impairment charge	—	(2,775)	(2,775)
Disposals	(1,154)	—	(1,154)
Purchase price and other adjustments	(595)	(4,005)	(4,600)
Impact of foreign currency translation	(2,105)	(36)	(2,141)

As of June 30, 2004	$847,258	$749,754	$1,597,012

5. Other Intangible Assets, Net

        The components of other intangible assets are as follows:

	June 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Patents	$101,435	$(23,103)	$78,332	$94,458	$(20,208)	$74,250
Licenses	202,012	(30,424)	171,588	196,771	(24,446)	172,325
Covenants not to compete	20,923	(15,606)	5,317	20,962	(13,987)	6,975
Other	12,496	(3,631)	8,865	11,589	(2,829)	8,760

	$336,866	$(72,764)	$264,102	$323,780	$(61,470)	$262,310

        Amortization expense was $5.7 million and $11.5 million for the three and six months ended June 30, 2004, respectively, and $5.0 million and $9.7 million for the three and six months ended June 30, 2003, respectively. Estimated amortization expense for the carrying amount of intangible assets as of June 30, 2004 is expected to be $11.3 million for the remainder of 2004, $21.9 million for 2005, $20.7 million for 2006, $18.7 million for 2007 and $17.2 million for 2008.

        The Company has trademarks associated with its 2001 acquisition of the Johnson Screens division from Vivendi Environnement, which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks are classified in Other Intangible Assets, Net on the accompanying Condensed Consolidated Balance Sheets and had a carrying value of $8.0 million as of June 30, 2004 and December 31, 2003.

        In 2003, the Company recorded an intangible asset for unrecognized prior service costs related to its supplemental executive retirement plan (see Note 13). These unrecognized costs are classified in Other Intangible Assets, Net on the accompanying Condensed Consolidated Balance Sheets and were $21.1 million as of June 30, 2004 and December 31, 2003, respectively.

6. Inventories

        Inventories by category are as follows:

	June 30, 2004	December 31, 2003
		(restated)
	(in thousands)
Raw materials, components and supplies	$169,789	$158,328
Work in process	41,987	34,193
Finished goods	432,098	424,227

	$643,874	$616,748

        Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

7. Asset Securitization

        The Company has an agreement with a financial institution through December 2004 to sell, on a continuous basis, an undivided interest in a specific pool of U.S. accounts receivable of certain subsidiaries of the Company. The Company is permitted to sell up to $80.0 million of participating interests in trade accounts receivable under this agreement. The Company has fully and unconditionally guaranteed certain domestic subsidiaries' performance obligations relating to the asset securitization. The Company incurred charges, in connection with the sale of receivables under the Asset Securitization, of $0.3 million and $0.6 million for both the three and six months ended June 30, 2004 and three and six months ended June 30, 2003, respectively, which are included in Other Income (Expense) on the accompanying Condensed Consolidated Statements of Income. The Company received $80.0 million and $75.0 million, for purchased interests and had a subordinated interest in the revolving pool of receivables of $95.8 million and $73.2 million, as of June 30, 2004 and December 31, 2003, respectively. The pool of receivables totaled $175.8 million and $148.2 million at June 30, 2004 and December 31, 2003, respectively. The Company's subordinated interest in the accounts receivable of W1 Receivables, L.P. ("W1") is at risk to the extent that accounts receivable sold to the financial institution are not collected fully from its customers. The Company has no further monetary exposure related to this asset securitization beyond the accounts receivable sold to W1 and in which we retain the subordinated interest.

        The assets of W1, the wholly-owned bankruptcy remote subsidiary that purchases receivables from the Company's subsidiaries, are not available to satisfy claims of the Company's creditors and are subject to the prior claims of a financial institution.

8. Short-Term Debt

	June 30, 2004	December 31, 2003
	(in thousands)
2003 Revolving credit facility	$—	$144,000
Short-term bank loans	73,954	50,575

Total short-term borrowings	73,954	194,575
Current portion of long-term debt	10,281	12,767

Short-Term Borrowings and Current Portion of Long-Term Debt	$84,235	$207,342

        In May 2003, the Company entered into a three-year unsecured revolving credit facility agreement that provides for borrowings or issuances of letters of credit of up to an aggregate of $500.0 million. Amounts outstanding accrue interest at a variable rate based on either the U.S. prime rate or London Interbank Offered Rate ("LIBOR") and the credit rating assigned to the Company's long-term senior debt. The facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. The Company was in compliance with these covenants at June 30, 2004. As of June 30, 2004, the Company had $464.8 million available under this agreement due to $35.2 million being used to secure outstanding letters of credit.

        The Company has short-term borrowings with various institutions pursuant to committed and uncommitted facilities. As of June 30, 2004, the Company had $74.0 million in short-term borrowings outstanding under these arrangements with interest rates ranging from 1.95% to 6.25%.

9. Interest Rate Derivatives

        During the first half of 2004, the Company entered into interest rate swap agreements on a notional amount of $200.0 million of its $250.0 million 4.95% Senior Notes and a notional amount of $170.0 million of its $350.0 million 6 5/8% Senior Notes to take advantage of short-term interest rates available in the current economic environment. Under these agreements, the Company receives interest from the counterparties at fixed rates of 4.95% and 6 5/8% and pays to the counterparties a floating rate based on six-month LIBOR. The hedges are considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their term. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), the shortcut method applies and there is no need to periodically reassess the effectiveness of the hedge during the term of the swaps. The swap agreements are recorded at fair market value and classified in Other Liabilities with the offset to Long-Term Debt on the accompanying Condensed Consolidated Balance Sheets. The aggregate fair market value of the swaps was a liability of $9.0 million as of June 30, 2004.

        During 2003, the Company entered into interest rate swap agreements on a notional amount of $150.0 million of its $200.0 million 7 1/4% Senior Notes and a notional amount of $250.0 million of its $350.0 million 6 5/8% Senior Notes. In January 2004, the Company terminated these swap agreements and received $10.3 million in cash proceeds as settlement. These cash proceeds are included in Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired within the accompanying

Condensed Consolidated Statements of Cash Flows. The cash received was recorded against the fair value of the respective agreements and the resulting net gain of $7.8 million is being amortized over the remaining life of the respective debt instruments as an adjustment to interest expense.

10. Earnings Per Share

        Basic earnings per share for all periods presented equals net income divided by the weighted average number of Weatherford Limited common shares, $1.00 par value ("Common Shares") outstanding during the period. Diluted earnings per share is computed by dividing net income, as adjusted for the assumed conversion of dilutive debentures, by the weighted average number of Common Shares outstanding during the period as adjusted for the dilutive effect of the Company's warrants, stock option and restricted share plans and the incremental shares for the assumed conversion of dilutive debentures.

        The diluted earnings per share calculation excludes 0.4 million stock options that were anti-dilutive for both the three and six months ended June 30, 2004, respectively, and 0.4 million and 0.7 million for the three and six months ended June 30, 2003, respectively. Net income for the diluted earnings per share calculation for the three and six months ended June 30, 2004 is adjusted to add back the amortization of original issue discount, net of taxes, relating to the Company's Zero Coupon Convertible Senior Debentures due 2020 (the "Zero Coupon Debentures") totaling $2.9 million and $5.7 million, respectively. The Zero Coupon Debentures were anti-dilutive for the three months and six months ended June 30, 2003.

        The following reconciles basic and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Basic weighted average shares outstanding	133,107	121,471	132,710	121,328
Dilutive effect of:
Stock option and restricted share plans and warrants	5,393	5,938	5,466	5,711
Convertible debentures	9,097	—	9,097	—

Diluted weighted average shares outstanding	147,597	127,409	147,273	127,039

11. Supplemental Cash Flow Information

        The following summarizes investing activities relating to acquisitions integrated into the Company's operations for the periods shown:

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Fair value of assets, net of cash acquired	$9,248	$14,888
Goodwill	6,471	6,462
Cash paid related to prior year acquisitions	2,514	2,952
Total liabilities	(5,133)	(6,658)

Cash consideration, net of cash acquired	$13,100	$17,644

12. Stock-Based Compensation

        During the first half of 2004, the Company issued approximately 277,000 restricted shares, net of forfeitures, to certain key employees and a director. The restricted shares generally vest over a two-year period based on continued employment, with fifty percent of the restricted shares vesting one year from the grant date and the remaining fifty percent vesting two years from the grant date. The Company recognized $1.4 million and $2.3 million in employee stock-based compensation expense related to the issuance of restricted shares during the three and six months ended June 30, 2004, respectively. As of June 30, 2004, approximately $8.9 million of employee stock-based compensation expense remains to be recognized over the vesting period of these restricted shares.

        Effective January 1, 2003, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to expense the fair value of employee stock-based compensation. The Company selected the prospective method of adoption, and under this method, the fair value of employee stock-based compensation granted subsequent to January 1, 2003 is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period, which is usually the vesting period. The Company accounts for employee stock-based compensation granted, modified or settled prior to January 2003 using the intrinsic method of accounting as prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. Under the intrinsic method, no compensation expense is recognized when the exercise price of an employee stock option is equal to the market price of Common Shares on the grant date. The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net Income:
As reported	$73,889	$28,573	$126,494	$62,103
Employee stock-based compensation expense included in reported net income, net of income tax benefit	1,140	255	2,419	326
Pro forma compensation expense, determined under fair value methods for all awards, net of income tax benefit	(5,967)	(9,961)	(12,280)	(19,943)

Pro forma	$69,062	$18,867	$116,633	$42,486

Basic earnings per share:
As reported	$0.56	$0.24	$0.95	$0.51
Pro forma	0.52	0.16	0.88	0.35
Diluted earnings per share:
As reported	0.52	0.22	0.90	0.49
Pro forma	0.49	0.15	0.83	0.33

        For purposes of determining the employee stock-based compensation expense and the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of the option is amortized over the option's vesting period.

13. Retirement and Employee Benefit Plans

        The Company has defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees. Plan benefits are generally based on factors such as age,

compensation levels and years of service. The components of net periodic benefit cost for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,
	2004		2003
	United States	International	United States	International
	(in thousands)
Service cost	$440	$1,375	$—	$1,299
Interest cost	632	787	205	620
Expected return on plan assets	(232)	(705)	(258)	(482)
Amortization of transition obligation	—	—	—	6
Amortization of prior service cost	657	22	—	—
Amortization of loss	25	280	5	258

Net periodic benefit cost	$1,522	$1,759	$(48)	$1,701

	Six Months Ended June 30,
	2004		2003
	United States	International	United States	International
	(in thousands)
Service cost	$881	$2,768	$—	$2,592
Interest cost	1,264	1,583	410	1,242
Expected return on plan assets	(464)	(1,419)	(516)	(956)
Amortization of transition obligation	—	—	—	12
Amortization of prior service cost	1,314	44	—	17
Amortization of loss	50	303	10	513

Net periodic benefit cost	$3,045	$3,279	$(96)	$3,420

        The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $0.2 million in the United States and $4.8 million internationally to its pension and other postretirement benefit plans. As of June 30, 2004, $0.1 million of contributions have been made in the United States, and $2.6 million of contributions have been made internationally. Currently, the Company anticipates total contributions in the United States to approximate the original estimate of $0.2 million. Internationally, the Company currently plans to contribute $2.8 million during the remainder of the year for a total of $5.4 million for 2004.

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

        The Company's Production Systems segment designs, manufactures, sells and services a complete line of artificial lift equipment, including progressing cavity pumps, reciprocating rod lift systems, gas lift systems, electrical submersible pumps, production optimization services and automation and monitoring of wellhead production. This segment also provides certain completion products and systems including cased hole systems, flow control systems, sand screens, expandable sand screen systems and intelligent completion technologies. Production Systems also provides screens for industrial applications and total process system solutions for all aspects of natural gas production.

        Financial information by industry segment for each of the three and six months ended June 30, 2004 and 2003 is summarized below. The accounting policies of the segments are the same as those of the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(restated)		(restated)
	(in thousands)
Revenues from unaffiliated customers:
Drilling Services	$424,912	$362,044	$828,631	$707,720
Production Systems	317,276	254,150	626,197	496,251

	$742,188	$616,194	$1,454,828	$1,203,971

Depreciation and amortization:
Drilling Services	$45,634	$43,927	$90,998	$86,907
Production Systems	16,840	12,920	33,317	25,446
Corporate	628	919	1,212	1,647

	$63,102	$57,766	$125,527	$114,000

Operating income:
Drilling Services	$77,135	$50,684	$144,017	$104,863
Production Systems	21,048	15,348	47,891	37,327
Corporate (a)	(6,161)	(9,392)	(12,276)	(14,656)

	$92,022	$56,640	$179,632	$127,534

(a)
Includes equity in earnings of unconsolidated affiliates.

        As of June 30, 2004, total assets were $2,565.6 million for Drilling Services, $1,918.3 million for Production Systems, and $534.7 million for Corporate. Total assets as of December 31, 2003, were $2,560.8 million for Drilling Services, $1,893.2 million for Production Systems and $546.2 million for Corporate. Included in the Production Systems total assets are $20.4 million and $33.1 million of assets from discontinued operations as of June 30, 2004 and December 31, 2003, respectively.

15. Condensed Consolidating Financial Statements

        As of June 30, 2004, the following obligations of Weatherford International, Inc. (the "Issuer") were guaranteed by Weatherford International Ltd. (the "Parent"): (1) the 7 1/4% Senior Notes, (2) the 6 5/8% Senior Notes and (3) the Zero Coupon Debentures, and the following obligations of Parent were guaranteed by Issuer: (i) the 2003 Revolving Credit Facility and (ii) the 4.95% Senior Notes. In addition, Parent and Issuer fully and unconditionally guaranteed certain subsidiaries' performance obligations relating to the Asset Securitization (See Note 7). The following is the condensed consolidating financial information for Parent and Issuer and all other subsidiaries:

Condensed Consolidating Balance Sheet
June 30, 2004
(unaudited)
(in thousands)

	Parent	Issuer	Other Subsidiaries	Eliminations	Consolidation
ASSETS
Current Assets:
Cash and Cash Equivalents	$238	$56,299	$3,243	$—	$59,780
Intercompany Receivables	51,037	77,863	86,317	(215,217)	—
Other Current Assets	4,077	1,395,203	27,464	—	1,426,744

	55,352	1,529,365	117,024	(215,217)	1,486,524

Equity Investments in Unconsolidated Affiliates	232,742	16,828	—	—	249,570
Intercompany Investments in Affiliates	2,946,963	12	5,531,658	(8,478,633)	—
Shares Held in Parent	—	244,952	—	(244,952)	—
Long-Term Intercompany Receivables	—	172,493	368,879	(541,372)	—
Other Assets	28,470	3,163,671	90,327	—	3,282,468

	$3,263,527	$5,127,321	$6,107,888	$(9,480,174)	$5,018,562

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-Term Borrowings and Current Portion of Long-Term Debt	$—	$84,078	$157	$—	$84,235
Accounts Payable and Other Current Liabilities	6,274	535,328	13,747	—	555,349
Intercompany Payables	13,328	135,894	65,995	(215,217)	—

	19,602	755,300	79,899	(215,217)	639,584

Long-Term Debt	244,338	1,131,719	—	—	1,376,057
Long-Term Intercompany Payables	169,079	360,750	11,543	(541,372)	—
Other Long-Term Liabilities	31,411	117,938	48	—	149,397
Shareholders' Equity	2,799,097	2,761,614	6,016,398	(8,723,585)	2,853,524

	$3,263,527	$5,127,321	$6,107,888	$(9,480,174)	$5,018,562

Condensed Consolidating Balance Sheet
December 31, 2003
(restated)
(in thousands)

	Parent	Issuer	Other Subsidiaries	Eliminations	Consolidation
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,582	$53,571	$929	$—	$56,082
Intercompany Receivables	79,562	88,178	76,561	(244,301)	—
Other Current Assets	3,587	1,354,036	22,319	—	1,379,942

	84,731	1,495,785	99,809	(244,301)	1,436,024

Equity Investments in Unconsolidated Affiliates	287,539	16,115	—	—	303,654
Intercompany Investments in Affiliates	2,955,728	12	5,524,708	(8,480,448)	—
Shares Held in Parent	—	254,926	—	(254,926)	—
Long-Term Intercompany Receivables	8,500	204,240	309,486	(522,226)	—
Other Assets	2,674	3,210,419	47,441	—	3,260,534

	$3,339,172	$5,181,497	$5,981,444	$(9,501,901)	$5,000,212

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-Term Borrowings and Current Portion of Long-Term Debt	$144,000	$63,342	$—	$—	$207,342
Accounts Payable and Other Current Liabilities	5,708	568,894	398	—	575,000
Intercompany Payables	22,979	156,123	65,199	(244,301)	—

	172,687	788,359	65,597	(244,301)	782,342

Long-Term Debt	249,537	1,130,074	—	—	1,379,611
Long-Term Intercompany Payables	204,240	317,986	—	(522,226)	—
Other Long-Term Liabilities	—	130,191	—	—	130,191
Shareholders' Equity	2,712,708	2,814,887	5,915,847	(8,735,374)	2,708,068

	$3,339,172	$5,181,497	$5,981,444	$(9,501,901)	$5,000,212

Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2004
(unaudited)
(in thousands)

	Parent	Issuer	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$740,462	$1,726	$—	$742,188
Costs and Expenses	(359)	(652,962)	(2,870)	—	(656,191)
Equity in Earnings of Unconsolidated Affiliates	5,212	813	—	—	6,025

Operating Income (Loss)	4,853	88,313	(1,144)	—	92,022

Other Income (Expense):
Gain on Sale of Universal Common Stock	25,280	—	—	—	25,280
Interest Expense, Net	(2,570)	(12,484)	—	—	(15,054)
Intercompany Charges, Net	(6,451)	(186)	6,637	—	—
Other, Net	121	(533)	(839)	—	(1,251)

Income From Continuing Operations Before Income Taxes	21,233	75,110	4,654	—	100,997
(Provision) Benefit for Income Taxes	(238)	(30,523)	10,796	—	(19,965)

Income from Continuing Operations	20,995	44,587	15,450	—	81,032
Loss from Discontinued Operations, Net Taxes	—	(7,143)	—	—	(7,143)

Net Income	$20,995	$37,444	$15,450	$—	$73,889

Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2003
(restated)
(unaudited)
(in thousands)

	Parent	Issuer	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$616,194	$—	$—	$616,194
Costs and Expenses	—	(559,795)	(61)	—	(559,856)
Equity in Earnings (Losses) of Unconsolidated Affiliates	(1,159)	1,461	—	—	302

Operating Income (Loss)	(1,159)	57,860	(61)	—	56,640

Other Income (Expense):
Interest Expense, Net	(1,078)	(19,796)	—	—	(20,874)
Intercompany Charges, Net	26,625	5,135	(31,760)	—	—
Other, Net	(20)	5,651	—	—	5,631

Income (Loss) from Continuing Operations Before Income Taxes	24,368	48,850	(31,821)	—	41,397
(Provision) Benefit for Income Taxes	(2,001)	(20,115)	11,115	—	(11,001)

Income (Loss) from Continuing Operations	22,367	28,735	(20,706)	—	30,396
Loss from Discontinued Operations, Net of Taxes	—	(1,823)	—	—	(1,823)

Net Income (Loss)	$22,367	$26,912	$(20,706)	$—	$28,573

Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2004
(unaudited)
(in thousands)

	Parent	Issuer	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$1,452,942	$1,886	$—	$1,454,828
Costs and Expenses	(1,097)	(1,282,381)	(2,996)	—	(1,286,474)
Equity in Earnings of Unconsolidated Affiliates	10,073	1,205	—	—	11,278

Operating Income (Loss)	8,976	171,766	(1,110)	—	179,632

Other Income (Expense):
Gain on Sale of Universal Common Stock	25,280	—	—	—	25,280
Interest Expense, Net	(6,344)	(24,404)	20	—	(30,728)
Intercompany Charges, Net	(7,994)	394	80,828	(73,228)	—
Other, Net	658	(604)	(677)	—	(623)

Income (Loss) from Continuing Operations Before Income Taxes	20,576	147,152	79,061	(73,228)	173,561
(Provision) Benefit for Income Taxes	(649)	(62,919)	24,539	—	(39,029)

Income (Loss) from Continuing Operations	19,927	84,233	103,600	(73,228)	134,532
Loss from Discontinued Operations, Net of Taxes	—	(8,038)	—	—	(8,038)

Net Income (Loss)	$19,927	$76,195	$103,600	$(73,228)	$126,494

Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2003
(restated)
(unaudited)
(in thousands)

	Parent	Issuer	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$1,203,971	$—	$—	$1,203,971
Costs and Expenses	—	(1,081,240)	(61)	—	(1,081,301)
Equity in Earnings of Unconsolidated Affiliates	2,004	2,860	—	—	4,864

Operating Income (Loss)	2,004	125,591	(61)	—	127,534

Other Income (Expense):
Interest Expense, Net	(1,078)	(40,501)	—	—	(41,579)
Intercompany Charges, Net	53,812	10,088	(63,900)	—	—
Other, Net	(20)	3,167	—	—	3,147

Income (Loss) from Continuing Operations Before Income Taxes	54,718	98,345	(63,961)	—	89,102
(Provision) Benefit for Income Taxes	(3,914)	(42,424)	22,365	—	(23,973)

Income (Loss) from Continuing Operations	50,804	55,921	(41,596)	—	65,129
Loss from Discontinued Operations, Net of Taxes	—	(3,026)	—	—	(3,026)

Net Income (Loss)	$50,804	$52,895	$(41,596)	$—	$62,103

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2004
(unaudited)
(in thousands)

	Parent	Issuer	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$19,927	$76,195	$103,600	$(73,228)	$126,494
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	(10,073)	(1,205)	—	—	(11,278)
Gain on Sale of Universal Common Stock	(25,280)	—	—	—	(25,280)
Charges from Parent or Subsidiary	12,669	(394)	(16,950)	4,675	—
Deferred Income Tax Provision (Benefit)	34	21,263	(25,220)	—	(3,923)
Other Adjustments	3,083	62,665	1,884	—	67,632

Net Cash Provided (Used) by Continuing Operations	360	158,524	63,314	(68,553)	153,645
Net Cash Used by Discontinued Operations	—	(526)	—	—	(526)

Net Cash Provided (Used) by Operating Activities	360	157,998	63,314	(68,553)	153,119

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	(13,100)	—	—	(13,100)
Capital Expenditures for Property, Plant and Equipment	—	(136,973)	—	—	(136,973)
Acquisition of Intellectual Property	—	(13,085)	—	—	(13,085)
Proceeds from Sale of Universal Common Stock	89,998	—	—	—	89,998
Proceeds from Sale of Assets	—	8,939	—	—	8,939
Other	—	(1,606)	—	—	(1,606)

Net Cash Provided (Used) by Investing Activities	89,998	(155,825)	—	—	(65,827)

Cash Flows from Financing Activities:
Borrowings (Repayments) on Short-Term Debt, Net	(144,000)	23,138	—	—	(120,862)
Repayments of Long-Term Debt, Net	—	(5,842)	—	—	(5,842)
Proceeds from Asset Securitization	—	5,000	—	—	5,000
Borrowings (Repayments) Between Subsidiaries	52,298	4,027	(56,325)	—	—
Proceeds from Exercise of Stock Options	—	38,573	—	—	38,573
Intercompany Dividends Paid	—	(63,878)	(4,675)	68,553	—
Other	—	(463)	—	—	(463)

Net Cash Provided (Used) by Financing Activities	(91,702)	555	(61,000)	68,553	(83,594)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,344)	2,728	2,314	—	3,698
Cash and Cash Equivalents at Beginning of Period	1,582	53,571	929	—	56,082

Cash and Cash Equivalents at End of Period	$238	$56,299	$3,243	$—	$59,780

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2003
(restated)
(unaudited)
(in thousands)

	Parent	Issuer	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$50,804	$52,895	$(41,596)	$—	$62,103
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	(2,004)	(2,860)	—	—	(4,864)
Charges from Parent or Subsidiary	(53,812)	(10,088)	63,900	—	—
Deferred Income Tax Provision (Benefit)	(480)	2,053	(22,365)	—	(20,792)
Other Adjustments	5,526	76,794	71	—	82,391

Net Cash Provided by Continuing Operations	34	118,794	10	—	118,838
Net Cash Used by Discontinued Operations	—	(1,380)	—	—	(1,380)

Net Cash Provided by Operating Activities	34	117,414	10	—	117,458

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	(17,644)	—	—	(17,644)
Capital Expenditures for Property, Plant and Equipment	—	(150,919)	—	—	(150,919)
Acquisition of Intellectual Property	—	(12,025)	—	—	(12,025)
Proceeds from Sales of Assets	—	4,884	—	—	4,884
Other	—	(2,644)	—	—	(2,644)

Net Cash Used by Investing Activities	—	(178,348)	—	—	(178,348)

Cash Flows from Financing Activities:
Borrowings (Repayments) on Short-Term Debt, Net	362,000	(305,480)	—	—	56,520
Repayments of Long-Term Debt, Net	—	(9,274)	—	—	(9,274)
Proceeds from Asset Securitization	—	3,379	—	—	3,379
Borrowings (Repayments) Between Subsidiaries	(362,000)	360,776	1,224	—	—
Proceeds from Exercise of Stock Options	—	12,187	—	—	12,187
Other	—	(1,674)	—	—	(1,674)

Net Cash Provided by Financing Activities	—	59,914	1,224	—	61,138

Net Increase (Decrease) in Cash and Cash Equivalents	34	(1,020)	1,234	—	248
Cash and Cash Equivalents at Beginning of Period	—	48,825	12	—	48,837

Cash and Cash Equivalents at End of Period	$34	$47,805	$1,246	$—	$49,085

16. New Accounting Pronouncements

        In January 2003, Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46") was issued. FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity. A variable interest entity is generally defined as an entity whose equity is insufficient to absorb the expected losses or whose owners lack the risk and rewards of ownership. FIN No. 46 is effective for all variable interest entities created or modified after January 31, 2003 and became effective for all other variable interest entities during the interim period ending after March 31, 2004. The Interpretation requires certain disclosures for all variable interest entities. In connection with the adoption of FIN No. 46, the Company determined that its asset securitization facility (See Note 7) is a variable interest entity. The Company's asset securitization is part of a larger facility held by a third-party financial institution. The financial institution has determined it is the primary beneficiary and has consolidated the facility in its financial statements.

        In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers' Disclosures about Pensions and other Postretirement Benefits ("SFAS No. 132"). The statement requires additional disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The revised statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim disclosure requirements of SFAS No. 132 have been included in the Company's notes to these condensed consolidated financial statements (see Note 13).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider to be important to understanding the results of our operations for the three and six months ended June 30, 2004 and 2003. Our discussion begins with an executive level overview which provides a general description of our company today, a discussion of industry market trends, insight into management's perspective of the opportunities and challenges we face and our outlook for the remainder of 2004. Next, we analyze the results of our operations for the three and six month periods ended June 30, 2004 and 2003, including the trends in our overall business and our operating segments. Then we review our cash flows and liquidity, capital resources and contractual obligations. An update follows, when applicable, to our critical accounting judgments and estimates that we have made which we believe are most important to an understanding of our MD&A and our consolidated financial statements, as well as a discussion of a recently adopted accounting pronouncement.

Overview

  General

        The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 included in our Annual Report on Form 10-K, as amended on Form 10-K/A. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section below entitled "Forward-Looking Statements."

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

        In June 2004, we undertook a plan to sell our compression fabrication business. Results of this business were formerly reported within our Production Systems business segment and have been reclassified as discontinued operations for all periods presented.

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

        The following chart sets forth certain statistics that reflect historical market conditions:

	WTI Oil(1)	Henry Hub Gas(2)	North American Rig Count(3)	International Rig Count(3)
June 30, 2004	$37.05	$6.155	1,472	841
December 31, 2003	32.52	6.189	1,531	803
June 30, 2003	30.19	5.411	1,375	769

(1)
Price per barrel as of June 30 and December 31—Source: Applied Reasoning, Inc.
(2)
Price per MM/BTU as of June 30 and December 31—Source: Oil World
(3)
Average rig count for the applicable month—Source: Baker Hughes Rig Count

        Historically, the majority of worldwide activity has been concentrated in North America. From mid-1999 through mid-2001, North American rig count improved steadily, peaking in the first quarter of 2001 at 1,717 rigs. The level of drilling and completion spending in North America also improved steadily for this same time period with an overall improvement greater than 100%. During the latter part of 2001, the rig count started to decline, and the decline continued through mid-2002. Since mid-2002, the North American rig count has improved to a second quarter 2004 rig count average of 1,379; however, the level of drilling and completion spending in North America has not returned to 2001 spending levels.

        Drilling and completion spending has grown faster in international markets than in North America. The international market experienced a 5% improvement in 2003 average annual rig count as compared to 2002. International rig count increased 5% during the second quarter of 2004 as the quarterly average increased to 837 as compared to an average rig count of 797 during the first quarter of 2004.

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

        We are in the midst of a major secular change in the industry. Capital spending is leaving the U.S. oilfield. Production decline rates are accelerating worldwide and are the most pronounced in North America where the fields are the most mature. Capital that until recently was invested in the U.S. is being redistributed internationally, primarily in large project developments underway in Russia, the Caspian region and the Middle East. Excluding China and the CIS, international expenditures for drilling and completion already represent about 60% of the industry total. Opportunities will exist for those companies that can capture a large share of the Eastern Hemisphere growth without incurring undue risk. We have developed a strong service infrastructure throughout all of the world's major oil and natural gas producing areas excluding Russia. Leveraging our extensive footprint outside of North America and our expansion into Russia have become increasingly important components of our international growth strategy, and management intends to execute these components of our strategy either through organic means or acquisitions, or a combination thereof.

        While leveraging our international footprint, we must continue to reduce our cost structure in the mature U.S. land markets. The primary barrier to this strategy is the ability to reduce the cost structure without disrupting the normal course of business. To improve our returns worldwide, we began a company-wide cost reduction effort in 2002 and are continuing to work towards a further reduction in our manufacturing costs. Initiatives such as plant consolidation, engineering rationalization and third party outsourcing were undertaken. Productivity gains and cost reductions were realized during the first half of the year and are expected to continue gradually throughout the remainder of 2004.

        Our raw materials purchases are subject to price fluctuations and have increased significantly during the first half of 2004. The ability to minimize the impact of these increased costs through our supply chain initiatives and the pass through of these increases to our customers are critical to our level of profitability.

        The maturity of the world's oil and gas reservoirs, the accelerating production decline rates and the focus on complex deepwater wells are causing changes throughout our industry. Customers are demanding more efficient tools to produce oil and gas. We have invested a substantial amount of our time and capital into developing production-enabling technologies, and a component of our growth strategy depends upon the successful commercialization of these technologies. A technology-based growth strategy offers both opportunity and risk. For example, two of our initial technology offerings were our underbalanced drilling services and expandable sand screens. Our underbalanced services have achieved worldwide market acceptance and are now a key component of our core business. The commercialization of our expandable sand screens has been more difficult. During 2002, we pulled the expandable sand screen product line off the shelf for re-engineering. Although the product has been re-introduced to the marketplace, the necessary re-engineering required additional investments and delayed customer acceptance. During the second quarter of 2004, our expandable sand screens continued to have good downhole success. We are cautiously optimistic for the remainder of the year that this product line will see a volume increase and margin improvement.

Outlook

        In general, we expect the markets and our business strategies to affect our results as follows:

        North America.    The North American market is a very mature market, and we expect our business in both the U.S. and Canada to increase slightly for the remainder of 2004. We anticipate the U.S. annual rig count will average slightly above the 2003 average level of 1,032 rigs and will approach 1,250 rigs by the end of the year. Volume in the Gulf of Mexico declined further from first quarter 2004; however, we expect it to remain flat for the remainder of 2004 without any significant improvement or further deterioration. After nine consecutive quarters of declining pricing in the U.S. market, pricing stabilized during the first quarter of 2004 as activity increased modestly and is expected to increase slightly beginning in the fourth quarter. Canada experienced a severe seasonal decline due to the regional 'spring breakup.' We anticipate Canada will gradually return to first quarter levels over the next six months.

        International.    Overall, we expect international drilling activity to improve 5% and our business to grow by more than 8% over second quarter levels by the end of the year. The Middle East, Mexico, Russia and the Caspian region are projected to have the strongest growth. Africa should continue to see improvement in drilling activity in 2004, as it was the site for a number of world-class oil and gas discoveries in recent years. Furthermore, drilling activity in the North Sea is expected to be positive for the second half of 2004 and into 2005. Activity in Latin America and Asia Pacific is expected to remain relatively flat.

        Technology.    We expect revenues from our technology products to grow approximately 25% from 2003 levels. We also expect these technology products will fuel much of the prospective performance in our international markets. Our underbalanced services is our fastest growing technology. Our drilling with casing technologies are gaining acceptance throughout international markets and have the potential to become a core business. Our production optimization is expected to do well in both the Eastern Hemisphere and Latin America, as it is used for field rehabilitation. The engineering and commercialization of our intelligent completion systems is on plan and expected to become profitable in 2004. Our near-term outlook remains cautiously optimistic as it relates to our expandables technology.

        Our results depend upon a number of factors, many of which are beyond our control. For a discussion of these factors, see "Exposures" and "Forward-Looking Statements" in this Quarterly Report on Form 10-Q as well as "Item 1. Business—Risk Factors" in our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2003.

        Overall, the level of market improvements for our businesses in 2004 will continue to depend heavily on our ability to contain our costs in the North American markets, our gains in market share outside North America and the acceptance of our new technologies. The continued strength of the industry is uncertain and will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC (Organization of Petroleum Exporting Countries) and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

Results of Operations

        The following chart contains selected financial data comparing our consolidated and segment results from operations for the three and six months ended June 30, 2004 and 2003. Prior period amounts have been restated to reflect the impact of our discontinued operations. We are unable to provide certain information regarding our results excluding the impact of acquisitions due to the integration of these acquisitions into our operations.

Three and Six Months Ended June 30, 2004 Compared to the Three and Six Months Ended June 30, 2003

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Drilling Services	$424,912	$362,044	$828,631	$707,720
Production Systems	317,276	254,150	626,197	496,251

	742,188	616,194	1,454,828	1,203,971
Gross Profit %:
Drilling Services	33.8%	31.2%	33.2%	31.9%
Production Systems	25.6	26.5	26.4	27.1

	30.3	29.3	30.2	29.9
Research and Development:
Drilling Services	$9,815	$10,940	$19,629	$21,036
Production Systems	10,206	11,453	19,645	21,299

	20,021	22,393	39,274	42,335
Selling, General and Administrative Attributable to Segments:
Drilling Services	56,460	51,452	111,115	99,854
Production Systems	50,095	40,582	97,612	75,928

	106,555	92,034	208,727	175,782
Corporate General and Administrative	12,186	9,694	23,554	19,520
Equity in Earnings of Unconsolidated Affiliates	(6,025)	(302)	(11,278)	(4,864)
Operating Income (Expense):
Drilling Services	77,135	50,684	144,017	104,863
Production Systems	21,048	15,348	47,891	37,327
Corporate (a)	(6,161)	(9,392)	(12,276)	(14,656)

	92,022	56,640	179,632	127,534
Gain on Sale of Universal Common Stock	25,280	—	25,280	—
Interest Expense, Net	(15,054)	(20,874)	(30,728)	(41,579)
Other, Net	(1,251)	5,631	(623)	3,147
Effective Tax Rate	19.8%	26.6%	22.5%	26.9%
Income from Continuing Operations	$81,032	$30,396	$134,532	$65,129
Income from Continuing Operations per Diluted Share	0.57	0.24	0.95	0.51
Loss from Discontinued Operations, Net of Taxes	(7,143)	(1,823)	(8,038)	(3,026)
Net Income	73,889	28,573	126,494	62,103
Net Income per Diluted Share	0.52	0.22	0.90	0.49
Depreciation and Amortization	63,102	57,766	125,527	114,000

(a)
Includes equity in earnings of unconsolidated affiliates.

Sales by Geographic Region

	Three Months Ended June 30,		Six Months Ended June 30,
Region
	2004	2003	2004	2003
U.S.	38%	35%	36%	34%
Canada	14	15	17	17
Latin America	10	10	10	9
Europe, CIS and West Africa	18	19	18	19
Middle East and North Africa	12	12	12	12
Asia Pacific	8	9	7	9

	100%	100%	100%	100%

Company Results

  Revenues

        Consolidated revenues in the second quarter of 2004 increased $126.0 million, or 20.4%, over the second quarter of 2003. North American revenues increased $81.2 million, or 26.3%, and outpaced the 12.4% increase in average quarterly North American rig count. The increase in North American revenues included growth of $67.2 million, or 31.4%, and $14.0 million, or 14.8%, in the U.S. and Canada, respectively. Our international revenues increased in all regions except Asia Pacific and were $44.8 million, or 14.6%, higher than the second quarter of 2003. The international revenue growth was led by increases of 25.3%, 17.2% and 14.0% in the Middle East and North Africa, Latin America and Europe, CIS and West Africa, respectively. On a product line basis, the highest growth came from our production optimization and drilling methods products and services.

        Consolidated revenues in the first six months of 2004 increased $250.9 million, or 20.8%, over the first six months of 2003. North American revenues increased $156.4 million, or 25.4%, and outpaced the 14.8% increase in average North American rig count during the same period. The increase in North American revenues included growth of $108.0 million, or 26.1%, and $48.4 million, or 23.8%, in the U.S. and Canada, respectively. Our international revenues increased in all regions except Asia Pacific and were $94.5 million, or 16.1%, higher than the first six months of 2003. The international revenue growth was led by increases of 29.8%, 24.4% and 13.0% in Latin America, the Middle East and North Africa and Europe, CIS and West Africa, respectively. On a product line basis, the highest growth came from our production optimization, artificial lift systems and drilling methods product lines.

  Gross Profit

        Excluding $5.3 million of severance and related costs, our gross profit as a percentage of revenues remained relatively flat during the three and six month periods ended June 30, 2004 as compared to the same periods of the prior year. Benefits generated from our supply chain initiatives were offset by weaker North American pricing.

  Research and Development

        Research and development expenses decreased $2.4 million, or 10.6%, and $3.1 million, or 7.2%, during the three and six month periods ended June 30, 2004, respectively, as compared to the same periods of 2003 due to lower costs associated with our intelligent completion and solid expandables technologies.

  Corporate General and Administrative

        Corporate General and Administrative expenses increased $2.5 million, or 25.7%, and $4.0 million, or 20.7%, during the three and six month periods ended June 30, 2004, respectively, compared to the same periods of 2003. The increase is due primarily to higher employee stock-based compensation expense and increased costs associated with our Sarbanes-Oxley Section 404 project.

  Equity in Earnings of Unconsolidated Affiliates

        Excluding $4.4 million, our portion of a debt extinguishment charge incurred by Universal Compression in the second quarter of 2003, our equity in earnings increased $1.3 million and $2.0 million during the three and six month periods ended June 30, 2004, respectively, as compared to the same periods of 2003. Increases were primarily due to increases in earnings of Universal Compression.

  Gain on sale of Universal Common Stock

        We sold three million shares of Universal Compression common stock during the second quarter of 2004. We received net proceeds of $90.0 million and recognized a gain of $25.3 million.

  Interest Expense, Net

        Interest expense decreased $5.8 million, or 27.9% and $10.9 million, or 26.1%, during the three and six months ended June 30, 2004, respectively, as compared to the same periods of 2003 primarily as a result of the redemption of our $402.5 million Convertible Preferred Debentures in the third quarter of 2003.

  Income Taxes

        Our effective tax rates for the three and six months ended June 30, 2004 decreased as compared to the same periods of 2003 primarily due to the impact of the gain on sale of Universal Compression common stock. There was no tax effect related to the sale.

Segment Results

  Drilling Services

        Our Drilling Services Division continues to experience sequential quarterly improvements in revenue. Revenues increased $62.9 million, or 17.4%, in the second quarter of 2004 as compared to the second quarter of 2003. North American revenues increased $34.0 million, or 21.5%, primarily as a result of a 12.4% increase in the average quarterly North American rig count. International revenues improved in all regions, increasing $28.9 million, or 14.1%, as compared to a 9.6% increase in the average international rig count. The most significant international growth was in our Latin America and Middle East and North Africa regions, where revenues increased 26.7% and 20.7%, respectively. From a product line perspective, our highest revenue growth was from our drilling methods and intervention products and services.

        Revenues in our Drilling Services segment increased $120.9 million, or 17.1%, in the first six months of 2004 as compared to the first six months of 2003. North American revenues increased $54.6 million, or 17.3%, primarily as a result of a 14.8% increase in the average North American rig count and were offset by lower pricing in the U.S. market. International revenues improved $66.3 million, or 16.9%, as compared to a 8.4% increase in the average international rig count. The most significant international growth was in our Latin America and Middle East and North Africa regions, where revenues increased 36.0% and 27.4%, respectively. From a product line perspective, our highest revenue growth was from our drilling methods and intervention products and services.

        Gross profit as a percentage of revenues increased during the three and six months ended June 30, 2004 as compared to the same periods of 2003 primarily due to benefits realized from our cost reduction initiatives. Severance and related costs of $3.4 million recorded during 2003 also contributed to the lower gross profit percentages during the three and six months ended June 30, 2003.

        Selling, general and administrative expenses attributable to segments as a percentage of revenues decreased during the three and six months ended June 30, 2004 as compared to the same periods of the prior year due primarily to benefits from our cost reduction initiatives and lower costs associated with the continued expansion of our underbalanced services infrastructure.

  Production Systems

        Revenues in our Production Systems segment increased $63.1 million, or 24.8%, in the second quarter of 2004 as compared to the second quarter of 2003. Our North American revenues increased $47.3 million in the second quarter of 2004 compared to the second quarter of 2003 reflecting increases of 44.7% and 14.6% in the U.S. and Canada, respectively. International revenues improved $15.8 million, or 15.4%, over the second quarter of 2003 and were led by revenue growth of 52.3% in the Middle East and North Africa and 25.5% in Europe, CIS and West Africa. From a product line perspective, our highest revenue growth was from our production optimization products.

        Revenues in our Production Systems segment increased $129.9 million, or 26.2%, in the first six months of 2004 as compared to the first six months of 2003. Our North American revenues increased $101.8 million, or 33.8% in the first six months of 2004 compared to the first six months of 2003 and included increases of 40.6% and 26.2% in the U.S. and Canada, respectively. International revenues improved $28.1 million, or 14.4%, over the first six months of 2003 and were led by revenue growth of 25.4% in Europe, CIS and West Africa and 23.5% in Latin America. From a product line perspective, our highest revenue growth was from our production optimization and artificial lift systems product lines.

        Our gross profit as a percentage of revenues decreased during the three and six months ended June 30, 2004 as compared to the same periods of the prior year. The decrease is primarily due to a deterioration of pricing in the U.S. market, which began to stabilize in the first half of 2004.

  Discontinued Operations

        Our discontinued operations consist of our Gas Services International compression fabrication business. We had a loss from discontinued operations, net of taxes, for the three and six months ended June 30, 2004 of $7.1 million and $8.0 million, respectively. Included in the loss for the three and six months ended June 30, 2004 were non-cash charges related to goodwill and asset impairments of $3.1 million and an income tax provision of $2.1 million to record a valuation allowance against unrealizable deferred tax assets. Our losses from discontinued operations for the three and six months ended June 30, 2003 were $1.8 million and $3.0 million, respectively.

Liquidity and Capital Resources

  Historical Cash Flows

        As of June 30, 2004, our cash and cash equivalents were $59.8 million, a net increase of $3.7 million from December 31, 2003, which was primarily attributable to the following:

  •
  cash inflows from operating activities of $153.1 million;

  •
  capital expenditures for property, plant and equipment of $137.0 million;

  •
  acquisition of businesses of approximately $13.1 million in cash, net of cash acquired;

  •
  acquisition of intellectual property of $13.1 million;

  •
  proceeds from sale of Universal common stock of $90.0 million;

  •
  proceeds from the sales of property, plant and equipment of $8.9 million;

  •
  repayments, net of borrowings, on long-term debt and short-term facilities of $126.7 million;

  •
  proceeds from our asset securitization of $5.0 million;

  •
  proceeds from stock option exercises of $38.6 million.

  Sources of Liquidity

        Our sources of liquidity are reserves of cash, cash generated from operations, committed availabilities under bank lines of credit and our ability to sell registered shares of Universal common stock. We hold 10.75 million shares of Universal common stock of which 4.0 million shares are registered. We have the right to register our remaining shares through our Registration Rights Agreement with Universal. We have also historically accessed the capital markets with both debt and equity offerings to generate cash as needed. In June 2004, we filed a shelf Registration Statement on Form S-3 which covers the future issuance of various types of securities, including debt, common shares, preferred shares, warrants and units, up to an aggregate offering price of $750.0 million. There has been no issuance of securities under this shelf registration statement.

        Cash flow from operations is expected to be our primary source of liquidity for the remainder of 2004. We anticipate cash flows from operations, combined with our existing credit and securitization facilities, will provide sufficient capital resources to manage our operations, meet debt obligations and fund projected capital expenditures.

        Additional capital in the form of either debt, equity or asset sales may be required during 2004 to fund our operations, meet debt obligations and fund projected capital expenditures if we experience lower than expected operating cash flows due to a deterioration of market conditions, unforeseen operating events or if an acquisition necessitates additional liquidity.

        The following summarizes our short-term committed financing activities and our usage and availability as of June 30, 2004:

Short-term Financing Facilities	Facility Amount	Expiration Date	Drawn	Letters of Credit	Availability
	(in millions)
2003 Revolving Credit Facility	$500.0	May 2006	$—	$35.2	$464.8
Asset Securitization Facility	80.0	December 2004	80.0	—	—
Middle East Facility	15.0	July 2004	—	12.9	2.1

        We utilize both on balance sheet and off balance sheet arrangements to meet operating and financial cash flow demands.

  On Balance Sheet Arrangements

  Revolving Credit Facility

        In May 2003, we entered into a three-year unsecured revolving credit facility agreement that provides for borrowings or issuances of letters of credit up to an aggregate of $500.0 million. Amounts outstanding accrue interest at a variable rate based on either the U.S. prime rate or LIBOR and the credit rating assigned to our long-term senior debt. Our credit facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. We are in compliance with all covenants set forth in the credit facility. The committed revolving credit facility does not contain any provisions which make its availability dependent upon our credit ratings; however, the interest rates are dependent upon the credit rating of our long-term senior debt. As of June 30, 2004, we had no outstanding borrowings and $464.8 million available under this agreement.

  Short-term Debt

        We also have short-term borrowings with various institutions pursuant to uncommitted facilities. At June 30, 2004, we had $74.0 million in short-term borrowings outstanding under these arrangements with interest rates ranging from 1.95% to 6.25%.

  Zero Coupon Convertible Senior Debentures

        On June 30, 2000, we completed the private placement of $910.0 million face amount of Zero Coupon Convertible Senior Debentures. These debentures were issued at $501.6 million, providing the holders with an annual 3% yield to maturity. We may redeem the Zero Coupon Convertible Senior Debentures on or after June 30, 2005 at the accreted amount at the time of redemption as provided for in the indenture. The holders also may require us to repurchase the Zero Coupon Convertible Senior Debentures on June 30, 2005, June 30, 2010 and June 30, 2015 at the accreted amount. We may, at our election, repurchase the debentures in common shares, cash or a combination thereof. The accreted value will be $582.2 million, $675.6 million and $784.1 million as of June 30, 2005, 2010 and 2015, respectively. At June 30, 2004, the accreted amount of these debentures was $565.1 million.

  Interest Rate Swaps

        During the first half of 2004, we entered into interest rate swap agreements on a notional amount of $200.0 million of our $250.0 million 4.95% Senior Notes and a notional amount of $170.0 million of our $350.0 million 6 5/8% Senior Notes to take advantage of short-term interest rates available in the current economic environment. Under these agreements, we receive interest from the counterparties at fixed rates of 4.95% and 6 5/8% and pay to the counterparties a floating rate based on six-month LIBOR. The swap agreements are recorded at fair value and classified in Other Liabilities with the offset to Long-Term Debt on the accompanying Condensed Consolidated Balance Sheets. The aggregate fair market value of the swaps was a liability of $9.0 million as of June 30, 2004.

        During 2003, we entered into interest rate swap agreements on a notional amount of $150.0 million of our $200.0 million 7 1/4% Senior Notes and a notional amount of $250.0 million of our $350.0 million 6 5/8% Senior Notes. In January 2004, we terminated these swap agreements and received $10.3 million in cash proceeds as settlement. The cash received was recorded against the fair value of the respective agreements and the resulting net gain of $7.8 million is being amortized over the remaining life of the respective debt instruments as an adjustment to interest expense.

  Off Balance Sheet Arrangements

  Asset Securitization

        We have outstanding an asset securitization agreement through December 2004 which provides for the sale of participating interests to a financial institution of up to $80.0 million in a specific pool of our U.S. accounts receivable. We believe available funding under our asset securitization agreement (1) provides access to capital with low administrative costs, (2) provides increased flexibility under our existing debt instruments and (3) allows us to more efficiently manage our working capital requirements. We incurred charges in connection with this agreement of $0.3 million and $0.6 million for the three and six months ended June 30, 2004 and 2003, respectively. We received $80.0 million and $75.0 million for purchased interests and had a subordinated interest in the revolving pool of receivables of $95.8 million and $73.2 million as of June 30, 2004 and December 31, 2003, respectively. The pool of receivables totaled $175.8 million and $148.2 million at June 30, 2004 and December 31, 2003, respectively. Our subordinated interest in the accounts receivable owned by W1 Receivables, L.P. ("W1") is at risk to the extent that accounts receivable sold to the financial institution are not collected fully from our customers. We have no further monetary exposure related to this asset securitization beyond the accounts receivable sold to W1 and in which we retain the subordinated interest.

        The assets of W1, the wholly-owned bankruptcy remote subsidiary that purchases receivables from our subsidiaries, are not available to satisfy claims of our creditors and are subject to the prior claims of a financial institution.

  Letters of Credit

        We execute letters of credit in the normal course of business. While these obligations are not normally called, the beneficiaries have the ability to call these obligations at anytime prior to the expiration date should certain contractual or payment obligations by us be breached. As of June 30, 2004, we had $27.6 million of letters of credit and bid and performance bonds outstanding under various uncommitted credit facilities and $48.1 million of letters of credit outstanding under committed facilities.

  Contractual Obligations

        Our contractual obligations at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since December 31, 2003.

  Capital Expenditures

        Our capital expenditures for property, plant and equipment during the six months ended June 30, 2004 were $124.1 million, net of proceeds from tools lost down hole of $12.9 million. Our capital expenditures primarily relate to our new technologies, drilling equipment, fishing tools, tubular service equipment and the implementation of our enterprise wide information system. Capital expenditures for 2004 are expected to be approximately $250.0 million.

New Accounting Pronouncement

        In January 2003, FASB Interpretation No. 46, Consolidation of Variable Interest Entities, ("FIN No. 46") was issued. FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity. A variable interest entity is generally defined as an entity whose equity is insufficient to absorb the expected losses or whose owners lack the risks and rewards of ownership. FIN No. 46 is effective for all variable interest entities created or modified after January 31, 2003 and became effective for all other variable interest entities during the interim period ending March 31, 2004. The Interpretation requires certain disclosures for all variable interest entities. In connection with the adoption of FIN No. 46, we determined that our asset securitization facility is a variable interest entity. Our asset securitization is part of a larger facility held by a third-party financial institution. The financial institution has determined it is the primary beneficiary and has consolidated the facility in its financial statements.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2003.

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

  Investment Exposure

        We own approximately 34% of Universal Compression Holdings, Inc.'s outstanding common stock as a result of the merger of our compression services division with a Universal subsidiary in February 2001. We account for this ownership interest using the equity method of accounting, which requires us to record our percentage interest in Universal's results of operations in our Condensed Consolidated Statements of Income. Accordingly, fluctuations in Universal's earnings will cause fluctuations in our earnings.

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

  Currency Exposure

        Approximately 30.3% of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive income in the shareholders' equity section in our Condensed Consolidated Balance Sheets. We recorded a $31.4 million adjustment to our equity account for the six months ended June 30, 2004 to reflect the net impact of the weakening of various foreign currencies against the U.S. dollar. These translation adjustments could adversely impact our book value.

        We recognize remeasurement and transactional gains and losses on currencies in our Condensed Consolidated Statements of Income. These remeasurement and transactional gains and losses may adversely impact our results of operations.

        In certain foreign countries, a component of our cost structure is U.S. dollar denominated, whereas our revenues are partially local currency based; therefore, a devaluation of the local currency would adversely impact our operating margins.

Forward-Looking Statements

        This report, as well as other filings made by us with the Securities and Exchange Commission ("SEC"), and our releases issued to the public contain various statements relating to future results, including certain projections and business trends. These statements constitute "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995.

        From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:

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

  •
  Increases in the prices of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products. The price of these raw materials has a significant impact on our cost of producing products. If we are unable to minimize the impact of increased raw materials costs through our supply chain initiatives or by passing through these increases to our customers, our margins and results of operations could be adversely affected.

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

  •
  The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of June 30, 2004, we had approximately $1.6 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

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

        Assets and liabilities of which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive loss in the shareholders' equity section on our Condensed Consolidated Balance Sheets. Approximately 30.3% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $31.4 million adjustment to our equity account for the six months ended June 30, 2004 to reflect the net impact of the weakening of various foreign currencies against the U.S. dollar.

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

        As of June 30, 2004, we had $370.0 million in interest rate swaps which convert fixed rate debt to variable rate debt. Our interest rate swaps hedge $200.0 million of the $250.0 million 4.95% fixed rate senior notes and $170.0 million of the $350.0 million 6 5/8% fixed rate senior notes. Under these interest rate swap agreements, the counterparties pay interest at a fixed rate of either 4.95% or 6 5/8%, and we pay a variable interest rate based on published six-month LIBOR.

        Our long-term borrowings subject to interest rate risk consist of the following:

	June 30, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
6 5/8% Senior Notes due 2011	$350.2	$375.8	$350.9	$384.8
7 1/4% Senior Notes due 2006	208.9	214.4	211.0	220.0
4.95% Senior Notes due 2013	244.3	240.7	249.5	243.4
$910.0 Million Zero Coupon Senior Convertible Debentures	565.1	573.3	556.7	565.3

        The fair value of our Senior Notes is principally dependent on changes in prevailing interest rates. The fair value of the Zero Coupon Debentures is principally dependent on both prevailing interest rates and our current share price as it relates to the initial conversion price of $55.1425 per common share.

        We have various other long-term debt instruments of $12.0 million, but believe that the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $74.0 million at June 30, 2004 and $194.6 million at December 31, 2003 approximate fair market value.

        As it relates to our variable rate debt, if market rates average 1% more for the remainder of 2004 than the rates as of June 30, 2004, interest expense for 2004 would increase by $2.2 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt after giving consideration to all our interest rate hedging activities. This sensitivity analysis assumes that there are no changes in our financial structure.

ITEM 4. CONTROLS AND PROCEDURES

        At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective as of the end of the period covered by this report to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings. There has been no change in our internal controls over financial reporting that occurred during the three and six months period ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual General Meeting of Shareholders was held on May 25, 2004. The shareholders of the Company approved the election of nine directors to serve until the next annual general meeting of shareholders. The following sets forth the results of the voting with respect to such matter.

Election of Directors	For	Withheld
Nicholas F. Brady	105,389,941	1,385,178
Philip Burguieres	106,585,425	189,694
David J. Butters	106,582,868	192,251
Bernard J. Duroc-Danner	106,171,983	603,136
Sheldon B. Lubar	106,585,249	189,870
William E. Macaulay	106,632,442	142,677
Robert B. Millard	106,582,826	192,293
Robert K. Moses, Jr.	106,605,179	169,940
Robert A. Rayne	106,612,609	162,510

        In addition, the shareholders of the Company approved the appointment of Ernst & Young LLP for the year ending December 31, 2004, and the authorization of the Audit Committee of the Board of Directors to set Ernst & Young LLP's remuneration. The results of the voting with respect to such matter were 106,163,403 shares voted for, 550,283 shares voted against and 61,433 shares abstained. There were no broker non-votes.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

Exhibit Number	Description
†10.1	Amendment No. 2 to Amended and Restated U.S. Receivables Purchase Agreement dated April 28, 2004, among W1 Receivables, L.P., Weatherford International Ltd., Bank One, NA (Main Office Chicago), individually and as agent, and Jupiter Securitization Corporation.
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Filed herewith

(b)
Reports on Form 8-K:

          1.     Current Report on Form 8-K dated April 21, 2004, announcing earnings for the quarter ended March 31, 2004.

          2.     Current Report on Form 8-K dated May 24, 2004, announcing changes in the certifying accountant for the Company's 401(k) Savings Plan.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International Ltd.
By:	/s/ BERNARD J. DUROC-DANNER Bernard J. Duroc-Danner Chief Executive Officer (Principal Executive Officer)
/s/ LISA W. RODRIGUEZ Lisa W. Rodriguez Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 6, 2004

QuickLinks

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par value)
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share amounts)
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Balance Sheet June 30, 2004 (unaudited) (in thousands)
Condensed Consolidating Balance Sheet December 31, 2003 (restated) (in thousands)
Condensed Consolidating Statements of Operations Three Months Ended June 30, 2004 (unaudited) (in thousands)
Condensed Consolidating Statements of Operations Three Months Ended June 30, 2003 (restated) (unaudited) (in thousands)
Condensed Consolidating Statements of Operations Six Months Ended June 30, 2004 (unaudited) (in thousands)
Condensed Consolidating Statements of Operations Six Months Ended June 30, 2003 (restated) (unaudited) (in thousands)
Condensed Consolidating Statements of Cash Flows Six Months Ended June 30, 2004 (unaudited) (in thousands)
Condensed Consolidating Statements of Cash Flows Six Months Ended June 30, 2003 (restated) (unaudited) (in thousands)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES