Form 10-Q/A
period 2004-03-31
WEATHERFORD INTERNATIONAL LTD
filed 2004-09-15
CIK 1170565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

     Yes      ✓      No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

     Yes      ✓      No

     Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at August 31, 2004

Common Shares, par value $1.00	133,573,064

EXPLANATORY NOTE
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS
Weatherford International Ltd. Restricted Share Plan
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of CEO pursuant to Section 906
Certification of CFO pursuant to Section 906

EXPLANATORY NOTE

     This amendment to the quarterly report on Form 10-Q/A for the quarter ended March 31, 2004 of Weatherford International Ltd. (“the Company”) is being filed to replace Exhibit 10.2. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the pages attached hereto.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

Exhibit
Number	Description
††10.1	Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan dated March 23, 2004.

†10.2	Weatherford International Ltd. Restricted Share Plan, including forms of agreement for officers and non-officers.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith

††	Filed on May 6, 2004 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

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
Chief Executive Officer (Principal Executive Officer)

/s/ Lisa W. Rodriguez
Lisa W. Rodriguez
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 15, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description
††10.1	Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan dated March 23, 2004.

†10.2	Weatherford International Ltd. Restricted Share Plan, including forms of agreement for officers and non-officers.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith

††	Filed on May 6, 2004 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.