Form 10-Q
period 2004-09-30
WEATHERFORD INTERNATIONAL LTD
filed 2004-11-09
CIK 1170565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Yes ☑            No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

     Yes ☑            No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at October 31, 2004

Common Shares, par value $1.00	135,864,697

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30,	December 31,
	2004	2003
	(unaudited)	(restated)
ASSETS
Current Assets:
Cash and Cash Equivalents	$116,952	$56,082
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $17,486 and $16,728, Respectively	683,841	556,306
Inventories	649,877	616,748
Other Current Assets	203,718	176,084
Current Assets from Discontinued Operations	15,292	30,804

	1,669,680	1,436,024

Property, Plant and Equipment, Net	1,312,384	1,283,982
Goodwill, Net	1,605,582	1,601,211
Other Intangible Assets, Net	291,296	291,387
Equity Investments in Unconsolidated Affiliates	253,669	303,654
Other Assets	128,701	81,669
Long-Term Assets from Discontinued Operations	129	2,285

	$5,261,441	$5,000,212

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-Term Borrowings and Current Portion of Long-Term Debt	$56,548	$207,342
Accounts Payable	222,733	234,599
Other Current Liabilities	401,689	320,058
Current Liabilities from Discontinued Operations	11,767	20,343

	692,737	782,342

Long-Term Debt	826,082	822,861
Zero Coupon Convertible Senior Debentures	569,339	556,750
Deferred Tax Liabilities	41,948	19,416
Other Liabilities	113,744	110,775
Commitments and Contingencies
Shareholders’ Equity:
Common Shares, $1 Par Value, Authorized 500,000 Shares, Issued 144,227 and 141,422 Shares, Respectively	144,227	141,422
Capital in Excess of Par Value	2,490,329	2,395,466
Treasury Shares, Net	(233,067)	(254,926)
Retained Earnings	601,963	405,372
Accumulated Other Comprehensive Income	14,139	20,734

	3,017,591	2,708,068

	$5,261,441	$5,000,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(restated)		(restated)
Revenues:
Products	$343,211	$318,039	$1,098,760	$900,650
Services	451,130	329,609	1,150,409	950,969

	794,341	647,648	2,249,169	1,851,619
Costs and Expenses:
Cost of Products	249,487	218,148	804,029	640,593
Cost of Services	289,792	236,467	750,169	657,686
Research and Development	20,445	19,966	59,719	62,301
Selling, General and Administrative Attributable to Segments	113,184	89,478	321,911	265,260
Corporate General and Administrative	15,683	11,928	39,237	31,448
Equity in Earnings of Unconsolidated Affiliates	(5,279)	(5,639)	(16,557)	(10,503)

Operating Income	111,029	77,300	290,661	204,834

Other Income (Expense):
Gain on Sale of Universal Common Stock	—	—	25,280	—
Interest Expense, Net	(15,060)	(17,164)	(45,788)	(58,743)
Debt Redemption Expense	—	(20,911)	—	(20,911)
Other, Net	(905)	3,199	(1,528)	6,346

Income from Continuing Operations Before Income Taxes	95,064	42,424	268,625	131,526
Provision for Income Taxes	(25,226)	(9,682)	(64,255)	(33,655)

Income from Continuing Operations	69,838	32,742	204,370	97,871
Income (Loss) from Discontinued Operations, Net of Taxes	259	(330)	(7,779)	(3,356)

Net Income	$70,097	$32,412	$196,591	$94,515

Basic Earnings Per Share:
Income from Continuing Operations	$0.52	$0.25	$1.53	$0.78
Income (Loss) from Discontinued Operations	0.00	(0.00)	(0.05)	(0.02)

Net Income	$0.52	$0.25	$1.48	$0.76

Diluted Earnings Per Share:
Income from Continuing Operations	$0.49	$0.24	$1.44	$0.75
Income (Loss) from Discontinued Operations	0.00	(0.00)	(0.05)	(0.02)

Net Income	$0.49	$0.24	$1.39	$0.73

Weighted Average Shares Outstanding:
Basic	134,147	131,596	133,189	124,751
Diluted	149,089	136,465	147,829	130,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months
	Ended September 30,
	2004	2003
		(restated)
Cash Flows from Operating Activities:
Net Income	$196,591	$94,515
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	188,788	172,489
Gain on Sale of Universal Common Stock	(25,280)	—
(Gain) Loss on Sales of Assets	3,538	(2,576)
Loss from Discontinued Operations	7,779	3,356
Equity in Earnings of Unconsolidated Affiliates	(16,557)	(10,503)
Employee Stock-Based Compensation Expense	6,185	2,668
Amortization of Original Issue Discount	12,589	12,220
Debt Redemption Expense	—	20,911
Deferred Income Tax Benefit	(2,716)	(26,996)
Other, Net	667	915
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired	(36,222)	(65,309)

Net Cash Provided by Continuing Operations	335,362	201,690
Net Cash Provided (Used) by Discontinued Operations	4,126	(1,818)

Net Cash Provided by Operating Activities	339,488	199,872

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(14,056)	(48,882)
Capital Expenditures for Property, Plant and Equipment	(209,638)	(226,561)
Acquisition of Intellectual Property	(17,025)	(16,256)
Purchases of Equity Investment in Unconsolidated Affiliate	(2,856)	(4,019)
Proceeds from Sale of Universal Common Stock	89,998	—
Proceeds from Sale of Property, Plant and Equipment	14,814	7,761

Net Cash Used by Investing Activities	(138,763)	(287,957)

Cash Flows from Financing Activities:
Borrowings (Repayments) of Short-Term Debt, Net	(149,000)	114,376
Redemption of Convertible Preferred Debentures	—	(412,563)
Repayments of Long-Term Debt, Net	(7,103)	(9,870)
Proceeds from Issuance of Common Shares	—	400,000
Proceeds from (Repayments on) Asset Securitization	(75,000)	4,955
Proceeds from Exercise of Stock Options	92,014	13,465
Other Financing Activities, Net	(766)	(2,261)

Net Cash Provided (Used) by Financing Activities	(139,855)	108,102

Net Increase in Cash and Cash Equivalents	60,870	20,017
Cash and Cash Equivalents at Beginning of Period	56,082	48,837

Cash and Cash Equivalents at End of Period	$116,952	$68,854

Supplemental Cash Flow Information:
Interest Paid	$40,054	$45,196
Income Taxes Paid, Net of Refunds	62,039	41,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net Income	$70,097	$32,412	$196,591	$94,515
Other Comprehensive Income (Loss):
Deferred Loss on Derivative Instruments	—	(3,654)	—	(3,654)
Reclassification Adjustment for Deferred Loss on Derivative Instruments	68	—	197	—
Foreign Currency Translation Adjustment	24,765	3,245	(6,792)	121,084

Comprehensive Income	$94,930	$32,003	$189,996	$211,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	General

     The condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheet at September 30, 2004, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2004 and 2003, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted from this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended on Form 10-K/A. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year.

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

     In June 2004, the Company’s management approved a plan to sell its non-core Gas Services International (“GSI”) compression fabrication business. This business was historically included in the Company’s Production Systems segment. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the GSI compression fabrication business results of operations, financial position and cash flows have been reflected in the consolidated financial statements and notes as a discontinued operation for all periods presented. The Company has contacted interested buyers, is actively marketing the business and believes it will be sold by June 2005.

     The loss of $7.8 million from discontinued operations for the nine months ended September 30, 2004 includes non-cash charges of $5.2 million. The non-cash charges consist of a $3.1 million goodwill and asset impairment charge and an income tax provision of $2.1 million to record a valuation allowance against deferred tax assets from net operating losses that the Company will not be able to utilize.

     Interest charges have been allocated to the discontinued operations in accordance with Emerging Issues Task Force (“EITF”) 87-24 “Allocation of Interest to Discontinued Operations.” The interest was allocated based on a pro rata calculation of the net assets of the discontinued business to the Company’s consolidated net assets.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

     Operating results of the discontinued operations were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(in thousands)
Revenues	$9,247	$12,832	$30,106	$15,902

Income (Loss) Before Income Taxes	$259	$(573)	$(5,894)	$(4,229)
(Provision) Benefit for Income Taxes	—	243	(1,885)	873

Net Income (Loss) from Discontinued Operations	$259	$(330)	$(7,779)	$(3,356)

     Balance sheet information for discontinued operations within the Production Systems segment as of September 30, 2004 and December 31, 2003 was as follows:

	September 30,	December 31,
	2004	2003
	(in thousands)
Accounts Receivable, Net of Allowance for Uncollectible Accounts	$7,172	$5,050
Inventories	6,674	25,366
Other Current Assets	1,446	388

Current Assets from Discontinued Operations	15,292	30,804

Property, Plant and Equipment, Net	—	276
Other Assets	129	2,009

Long-Term Assets from Discontinued Operations	129	2,285

	$15,421	$33,089

Accounts Payable	$6,678	$17,514
Other Current Liabilities	5,089	2,829

Current Liabilities from Discontinued Operations	$11,767	$20,343

3.	Universal Compression

     In June 2004, the Company sold 3.0 million shares of Universal Compression Holdings, Inc. (“Universal”) common stock. Net proceeds of $90.0 million were received resulting in a gain of $25.3 million. There were no related tax effects associated with the sale. This sale reduced the Company’s ownership to 10.75 million shares, or approximately 34%, of Universal’s outstanding common stock.

     Summarized financial information for Universal is presented below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Revenues	$191,884	$175,682	$567,468	$482,498
Gross Profit	77,698	71,912	228,234	208,793
Net Income	12,190	9,303	35,700	14,257

     The financial statements of Universal for the fiscal year ended March 31, 2004 were filed as an amendment to the Company’s Form 10-K on June 14, 2004.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

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

     SFAS No. 142 requires that a portion of the goodwill of a reporting unit be allocated to a business being disposed of. In connection with the approval of the plan to sell the GSI compression fabrication business (see Note 2), $2.8 million of goodwill from the Production Systems reporting unit was allocated to the discontinued business based on a relative fair value approach. The allocated goodwill was tested separately for impairment by comparing the fair value of the disposal group to its carrying amount. The calculation indicated that the goodwill was impaired, and an impairment charge of $2.8 million was recorded during the three months ended June 30, 2004. Following the allocation, in accordance with SFAS No. 142, the remaining goodwill of the Production Systems reporting unit was tested for impairment. The Company’s goodwill impairment test involved a comparison of the fair value of the Production Systems reporting unit with its carrying amount. The fair value was determined using discounted cash flows and other market-related valuation models. As the calculation indicated that the fair value of the Production Systems reporting unit exceeded its carrying amount, the goodwill was not impaired.

     The Company will continue to test its goodwill annually on a consistent measurement date unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

	Drilling	Production
	Services	Systems	Total
	(in thousands)
As of January 1, 2004	$850,217	$750,994	$1,601,211
Goodwill acquired during period	895	5,150	6,045
Impairment charge	—	(2,775)	(2,775)
Disposals	(1,154)	—	(1,154)
Purchase price and other adjustments	(4,382)	(3,371)	(7,753)
Impact of foreign currency translation	3,599	6,409	10,008

As of September 30, 2004	$849,175	$756,407	$1,605,582

5.	Other Intangible Assets, Net

     The components of other intangible assets are as follows:

	September 30, 2004			December 31, 2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
			(in thousands)
Patents	$104,651	$(24,834)	$79,817	$94,458	$(20,208)	$74,250
Licenses	202,665	(33,412)	169,253	196,771	(24,446)	172,325
Covenants not to compete	20,971	(16,337)	4,634	20,962	(13,987)	6,975
Other	12,432	(3,917)	8,515	11,589	(2,829)	8,760

	$340,719	$(78,500)	$262,219	$323,780	$(61,470)	$262,310

     Amortization expense was $5.9 million and $17.4 million for the three and nine months ended September 30, 2004, respectively, and $5.5 million and $15.2 million for the three and nine months ended September 30, 2003, respectively. Estimated amortization expense for the carrying amount of intangible assets as of September 30, 2004 is expected to be $5.7 million for the remainder of 2004, $22.2 million for 2005, $20.8 million for 2006, $18.8 million for 2007 and $17.3 million for 2008.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

     The Company has trademarks associated with its 2001 acquisition of the Johnson Screens division from Vivendi Environnement, which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks are classified in Other Intangible Assets, Net on the accompanying Condensed Consolidated Balance Sheets and had a carrying value of $8.0 million as of September 30, 2004 and December 31, 2003.

     In 2003, the Company recorded an intangible asset for unrecognized prior service costs related to its supplemental executive retirement plan (see Note 13). These unrecognized costs are classified in Other Intangible Assets, Net on the accompanying Condensed Consolidated Balance Sheets and were $21.1 million as of September 30, 2004 and December 31, 2003, respectively.

6.	Inventories

     Inventories by category are as follows:

	September 30,	December 31,
	2004	2003
		(restated)
	(in thousands)
Raw materials, components and supplies	$176,111	$158,328
Work in process	41,185	34,193
Finished goods	432,581	424,227

	$649,877	$616,748

     Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

7.	Asset Securitization

     The Company has an agreement with a financial institution through December 2004 to sell, on a continuous basis, an undivided interest in a specific pool of U.S. accounts receivable of certain subsidiaries of the Company. The Company is permitted to sell up to $80.0 million of participating interests in trade accounts receivable under this agreement. Charges incurred in connection with the sale of receivables under the Asset Securitization were $0.3 million and $0.9 million for both the three and nine months ended September 30, 2004 and 2003, respectively, which are included in Other Income (Expense) on the accompanying Condensed Consolidated Statements of Income. As of September 30, 2004, the Company had no receivables sold under the agreement. The Company received $75.0 million for purchased interests as of December 31, 2003. The pool of receivables totaled $185.0 million and $148.2 million and the Company’s subordinated interest totaled $185.0 million and $73.2 million at September 30, 2004 and December 31, 2003, respectively. The Company has fully and unconditionally guaranteed certain domestic subsidiaries’ performance obligations relating to the asset securitization. The Company’s subordinated interest in the accounts receivable of W1 Receivables, L.P. (“W1”) is at risk to the extent that accounts receivable sold to the financial institution are not collected fully from its customers. The Company has no further monetary exposure related to this asset securitization beyond the accounts receivable sold to W1 and in which we retain the subordinated interest.

     The assets of W1, the wholly-owned bankruptcy remote subsidiary that purchases receivables from the Company’s subsidiaries, are not available to satisfy claims of the Company’s creditors and are subject to the prior claims of a financial institution.

8.	Short-Term Debt

	September 30,	December 31,
	2004	2003
	(in thousands)
2003 Revolving credit facility	$—	$144,000
Short-term bank loans	45,728	50,575

Total short-term borrowings	45,728	194,575
Current portion of long-term debt	10,820	12,767

Short-Term Borrowings and Current Portion of Long-Term Debt	$56,548	$207,342

     In May 2003, the Company entered into a three-year unsecured revolving credit facility agreement that provides for borrowings or issuances of letters of credit of up to an aggregate of $500.0 million. Amounts outstanding accrue

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

interest at a variable rate based on either the U.S. prime rate or London Interbank Offered Rate (“LIBOR”) and the credit rating assigned to the Company’s long-term senior debt. The facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. The Company was in compliance with these covenants at September 30, 2004. As of September 30, 2004, the Company had $460.8 million available under this agreement due to $39.2 million being used to secure outstanding letters of credit.

     The Company has short-term borrowings with various institutions pursuant to committed and uncommitted facilities. As of September 30, 2004, the Company had $45.7 million in short-term borrowings outstanding under these arrangements with interest rates ranging from 2.75% to 6.25%.

9.	Interest Rate Derivatives

     During the first half of 2004, the Company entered into interest rate swap agreements on a notional amount of $200.0 million of its $250.0 million 4.95% Senior Notes and a notional amount of $170.0 million of its $350.0 million 6 5/8% Senior Notes to take advantage of short-term interest rates available in the economic environment at that time. In September 2004, the Company terminated all the swap agreements on its $250.0 million 4.95% Senior Notes and on a notional amount of $70.0 million of its $350.0 million 6 5/8% Senior Notes and received $11.4 million in cash proceeds as settlement. These cash proceeds are included in Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired within the accompanying Condensed Consolidated Statements of Cash Flows. The cash received was recorded against the fair value of the respective agreements and the resulting net gain of $8.4 million is being amortized over the remaining life of the respective debt instruments as an adjustment to interest expense. Under the agreements remaining on a $100.0 million notional amount of the $350.0 million 6 5/8% Senior Notes, the Company receives interest from the counterparties at a fixed rate of 6 5/8% and pays to the counterparties a floating rate based on six-month LIBOR. The hedges are considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their term. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), the shortcut method applies and there is no need to periodically reassess the effectiveness of the hedge during the term of the swaps. The swap agreements are recorded at fair market value and classified in Other Assets and Other Liabilities with the offset to Long-Term Debt on the accompanying Condensed Consolidated Balance Sheets. The aggregate fair market value of the swaps was an asset of $0.1 million and a liability of $0.1 million as of September 30, 2004.

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

     Basic earnings per share for all periods presented equals net income divided by the weighted average number of Weatherford International Limited common shares, $1.00 par value (“Common Shares”) outstanding during the period. Diluted earnings per share is computed by dividing net income, as adjusted for the assumed conversion of dilutive debentures, by the weighted average number of Common Shares outstanding during the period as adjusted for the dilutive effect of the Company’s warrants, stock option and restricted share plans and the incremental shares for the assumed conversion of dilutive debentures.

     The diluted earnings per share calculation excludes 0.1 million and 0.3 million stock options that were anti-dilutive for the three and nine months ended September 30, 2004, respectively, and 1.2 million and 0.9 million for the three and nine months ended September 30, 2003, respectively. Net income for the diluted earnings per share calculation for the three and nine months ended September 30, 2004 is adjusted to add back the amortization of original issue discount, net of taxes, relating to the Company’s Zero Coupon Convertible Senior Debentures due 2020 (the “Zero Coupon Debentures”) totaling $2.9 million and $8.7 million, respectively. The Zero Coupon Debentures were anti-dilutive for the three and nine months ended September 30, 2003.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

     The following reconciles basic and diluted weighted average shares outstanding:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(in thousands)
Basic weighted average shares outstanding	134,147	131,596	133,189	124,751
Dilutive effect of:
Stock option and restricted share plans and warrants	5,845	4,869	5,543	5,460
Convertible debentures	9,097	—	9,097	—

Diluted weighted average shares outstanding	149,089	136,465	147,829	130,211

11.	Supplemental Cash Flow Information

     The following summarizes investing activities relating to acquisitions integrated into the Company’s operations for the periods shown:

	Nine Months
	Ended September 30,
	2004	2003
	(in thousands)
Fair value of assets, net of cash acquired	$9,169	$40,025
Goodwill	6,045	12,675
Cash paid related to prior year acquisitions	3,532	5,290
Total liabilities	(4,690)	(9,108)

Cash consideration, net of cash acquired	$14,056	$48,882

12.	Stock-Based Compensation

     During the nine months ended September 30, 2004, the Company issued approximately 430,000 restricted shares, net of forfeitures, to certain key employees and directors. The restricted shares vest based on continued employment, and vesting generally occurs over a two or three-year period, with an equal amount of the restricted shares vesting on the anniversary of the grant date. The Company recognized $1.6 million and $3.9 million in employee stock-based compensation expense related to the issuance of restricted shares during the three and nine months ended September 30, 2004, respectively. As of September 30, 2004, approximately $14.6 million of employee stock-based compensation expense remains to be recognized over the vesting period of these restricted shares.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(in thousands, except per share amounts)
Net Income:
As reported	$70,097	$32,412	$196,591	$94,515
Employee stock-based compensation expense included in reported net income, net of income tax benefit	1,601	1,630	4,020	1,956
Pro forma compensation expense, determined under fair value methods for all awards, net of income tax benefit	(6,255)	(7,214)	(18,535)	(27,157)

Pro forma	$65,443	$26,828	$182,076	$69,314

Basic earnings per share:
As reported	$0.52	$0.25	$1.48	$0.76
Pro forma	0.49	0.20	1.37	0.56
Diluted earnings per share:
As reported	0.49	0.24	1.39	0.73
Pro forma	0.46	0.20	1.29	0.53

     For purposes of determining the employee stock-based compensation expense and the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of the option is amortized over the option’s vesting period.

13.	Retirement and Employee Benefit Plans

     The Company has defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees. Plan benefits are generally based on factors such as age, compensation levels and years of service. The components of net periodic benefit cost for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,
	2004		2003
	United		United
	States	International	States	International
		(in thousands)
Service cost	$441	$1,375	$156	$1,301
Interest cost	632	743	360	620
Expected return on plan assets	(232)	(706)	(258)	(483)
Amortization of transition obligation	—	—	—	6
Amortization of prior service cost	657	22	237	—
Amortization of loss	25	22	5	260

Net periodic benefit cost	$1,523	$1,456	$500	$1,704

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

	Nine Months Ended September 30,
	2004		2003
	United		United
	States	International	States	International
		(in thousands)
Service cost	$1,322	$4,143	$156	$3,893
Interest cost	1,896	2,326	770	1,862
Expected return on plan assets	(696)	(2,125)	(774)	(1,439)
Amortization of transition obligation	—	—	—	18
Amortization of prior service cost	1,971	66	237	17
Amortization of loss	75	325	15	773

Net periodic benefit cost	$4,568	$4,735	$404	$5,124

     As of September 30, 2004, $0.1 million of contributions have been made in the United States, and $4.3 million of contributions have been made internationally. Currently, the Company anticipates total contributions in the United States to approximate the original estimate of $0.2 million. Internationally, the Company currently plans to contribute $1.4 million during the remainder of the year for a total of $5.7 million for 2004.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

     Financial information by industry segment for each of the three and nine months ended September 30, 2004 and 2003 is summarized below. The accounting policies of the segments are the same as those of the Company.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(restated)		(restated)
	(in thousands)
Revenues from unaffiliated customers:
Drilling Services	$450,268	$383,359	$1,278,899	$1,091,079
Production Systems	344,073	264,289	970,270	760,540

	$794,341	$647,648	$2,249,169	$1,851,619

Depreciation and amortization:
Drilling Services	$45,749	$43,815	$136,747	$130,722
Production Systems	16,868	14,187	50,185	39,633
Corporate	644	487	1,856	2,134

	$63,261	$58,489	$188,788	$172,489

Operating income:
Drilling Services	$87,960	$65,792	$231,977	$170,655
Production Systems	33,473	17,797	81,364	55,124
Corporate (a)	(10,404)	(6,289)	(22,680)	(20,945)

	$111,029	$77,300	$290,661	$204,834

(a)	Includes equity in earnings of unconsolidated affiliates.

     As of September 30, 2004, total assets were $2,635.7 million for Drilling Services, $1,933.7 million for Production Systems, and $692.0 million for Corporate. Total assets as of December 31, 2003, were $2,560.8 million for Drilling Services, $1,893.2 million for Production Systems and $546.2 million for Corporate. Included in the Production Systems total assets are $15.4 million and $33.1 million of assets from discontinued operations as of September 30, 2004 and December 31, 2003, respectively.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

15.	Condensed Consolidating Financial Statements

     As of September 30, 2004, the following obligations of Weatherford International, Inc. (the “Issuer”) were guaranteed by Weatherford International Ltd. (the “Parent”): (1) the 7 1/4% Senior Notes, (2) the 6 5/8% Senior Notes and (3) the Zero Coupon Debentures, and the following obligations of Parent were guaranteed by Issuer: (i) the 2003 Revolving Credit Facility and (ii) the 4.95% Senior Notes. In addition, Parent and Issuer fully and unconditionally guaranteed certain subsidiaries’ performance obligations relating to the Asset Securitization (See Note 7). The following is the condensed consolidating financial information for Parent and Issuer and all other subsidiaries:

Condensed Consolidating Balance Sheet
September 30, 2004
(unaudited)
(in thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
ASSETS
Current Assets:
Cash and Cash Equivalents	$8,232	$104,431	$4,289	$—	$116,952
Intercompany Receivables	222,808	74,822	90,495	(388,125)	—
Other Current Assets	1,488	1,523,307	27,933	—	1,552,728

	232,528	1,702,560	122,717	(388,125)	1,669,680

Equity Investments in Unconsolidated Affiliates	236,935	16,734	—	—	253,669
Intercompany Investments in Affiliates	2,938,052	12	5,537,153	(8,475,217)	—
Shares Held in Parent	—	233,067	—	(233,067)	—
Long-Term Intercompany Receivables	—	172,492	372,610	(545,102)	—
Other Assets	33,945	3,194,975	109,172	—	3,338,092

	$3,441,460	$5,319,840	$6,141,652	$(9,641,511)	$5,261,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-Term Borrowings and Current Portion of Long-Term Debt	$482	$56,066	$—	$—	$56,548
Accounts Payable and Other Current Liabilities	8,450	611,064	16,675	—	636,189
Intercompany Payables	10,284	242,646	135,195	(388,125)	—

	19,216	909,776	151,870	(388,125)	692,737

Long-Term Debt	254,351	1,141,070	—	—	1,395,421
Long-Term Intercompany Payables	172,492	359,598	13,012	(545,102)	—
Other Long-Term Liabilities	27,740	127,927	25	—	155,692
Shareholders’ Equity	2,967,661	2,781,469	5,976,745	(8,708,284)	3,017,591

	$3,441,460	$5,319,840	$6,141,652	$(9,641,511)	$5,261,441

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Condensed Consolidating Balance Sheet
December 31, 2003
(restated)
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2004
(unaudited)
(in thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$791,263	$3,078	$—	$794,341
Costs and Expenses	(1,658)	(683,692)	(3,241)	—	(688,591)
Equity in Earnings of Unconsolidated Affiliates	4,193	1,086	—	—	5,279

Operating Income (Loss)	2,535	108,657	(163)	—	111,029

Other Income (Expense):
Interest Expense, Net	(2,490)	(12,578)	8	—	(15,060)
Intercompany Charges, Net	100,715	314	149,853	(250,882)	—
Other, Net	(836)	(1,152)	1,083	—	(905)

Income (Loss) From Continuing Operations Before Income Taxes	99,924	95,241	150,781	(250,882)	95,064
(Provision) Benefit for Income Taxes	(427)	(41,206)	16,407	—	(25,226)

Income (Loss) from Continuing Operations	99,497	54,035	167,188	(250,882)	69,838
Income from Discontinued Operations, Net of Taxes	—	259	—	—	259

Net Income (Loss)	$99,497	$54,294	$167,188	$(250,882)	$70,097

Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2003
(restated)
(unaudited)
(in thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$647,648	$—	$—	$647,648
Costs and Expenses	—	(575,951)	(36)	—	(575,987)
Equity in Earnings of Unconsolidated Affiliates	4,625	1,014	—	—	5,639

Operating Income (Loss)	4,625	72,711	(36)	—	77,300

Other Income (Expense):
Interest Expense, Net	(1,772)	(15,392)	—	—	(17,164)
Intercompany Charges, Net	31,687	219	33,392	(65,298)	—
Debt Redemption Expense	—	(20,911)	—	—	(20,911)
Other, Net	947	2,234	18	—	3,199

Income (Loss) from Continuing Operations Before Income Taxes	35,487	38,861	33,374	(65,298)	42,424
(Provision) Benefit for Income Taxes	(2,208)	(18,640)	11,166	—	(9,682)

Income (Loss) from Continuing Operations	33,279	20,221	44,540	(65,298)	32,742
Loss from Discontinued Operations, Net of Taxes	—	(330)	—	—	(330)

Net Income (Loss)	$33,279	$19,891	$44,540	$(65,298)	$32,412

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2004
(unaudited)
(in thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$2,244,205	$4,964	$—	$2,249,169
Costs and Expenses	(2,755)	(1,966,073)	(6,237)	—	(1,975,065)
Equity in Earnings of Unconsolidated Affiliates	14,266	2,291	—	—	16,557

Operating Income (Loss)	11,511	280,423	(1,273)	—	290,661

Other Income (Expense):
Gain on Sale of Universal Common Stock	25,280	—	—	—	25,280
Interest Expense, Net	(8,834)	(36,982)	28	—	(45,788)
Intercompany Charges, Net	92,721	708	230,681	(324,110)	—
Other, Net	(178)	(1,756)	406	—	(1,528)

Income (Loss) from Continuing Operations Before Income Taxes	120,500	242,393	229,842	(324,110)	268,625
(Provision) Benefit for Income Taxes	(1,076)	(104,125)	40,946	—	(64,255)

Income (Loss) from Continuing Operations	119,424	138,268	270,788	(324,110)	204,370
Loss from Discontinued Operations, Net of Taxes	—	(7,779)	—	—	(7,779)

Net Income (Loss)	$119,424	$130,489	$270,788	$(324,110)	$196,591

Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2003
(restated)
(unaudited)
(in thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$1,851,619	$—	$—	$1,851,619
Costs and Expenses	—	(1,657,191)	(97)	—	(1,657,288)
Equity in Earnings of Unconsolidated Affiliates	6,629	3,874	—	—	10,503

Operating Income (Loss)	6,629	198,302	(97)	—	204,834

Other Income (Expense):
Interest Expense, Net	(2,850)	(55,893)	—	—	(58,743)
Intercompany Charges, Net	85,499	10,307	(30,508)	(65,298)	—
Debt Redemption Expense	—	(20,911)	—	—	(20,911)
Other, Net	927	5,401	18	—	6,346

Income (Loss) from Continuing Operations Before Income Taxes	90,205	137,206	(30,587)	(65,298)	131,526
(Provision) Benefit for Income Taxes	(6,122)	(61,064)	33,531	—	(33,655)

Income (Loss) from Continuing Operations	84,083	76,142	2,944	(65,298)	97,871
Loss from Discontinued Operations, Net of Taxes	—	(3,356)	—	—	(3,356)

Net Income (Loss)	$84,083	$72,786	$2,944	$(65,298)	$94,515

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2004
(unaudited)
(in thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$119,424	$130,489	$270,788	$(324,110)	$196,591
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	(14,266)	(2,291)	—	—	(16,557)
Gain on Sale of Universal Common Stock	(25,280)	—	—	—	(25,280)
Charges from Parent or Subsidiary	(92,721)	(708)	(230,681)	324,110	—
Deferred Income Tax Provision (Benefit)	441	39,344	(42,501)	—	(2,716)
Other, Net	11,891	167,704	3,729	—	183,324

Net Cash Provided (Used) by Continuing Operations	(511)	334,538	1,335	—	335,362
Net Cash Provided by Discontinued Operations	—	4,126	—	—	4,126

Net Cash Provided (Used) by Operating Activities	(511)	338,664	1,335	—	339,488

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	(14,056)	—	—	(14,056)
Capital Expenditures for Property, Plant and Equipment	—	(208,746)	(892)	—	(209,638)
Acquisition of Intellectual Property	—	(17,025)	—	—	(17,025)
Proceeds from Sale of Universal Common Stock	89,998	—	—	—	89,998
Proceeds from Sale of Assets	—	14,814	—	—	14,814
Other Investing Activities, Net	—	(2,856)	—	—	(2,856)

Net Cash Provided (Used) by Investing Activities	89,998	(227,869)	(892)	—	(138,763)

Cash Flows from Financing Activities:
Repayments on Short-Term Debt, Net	(144,000)	(5,000)	—	—	(149,000)
Repayments of Long-Term Debt, Net	—	(7,103)	—	—	(7,103)
Repayments on Asset Securitization	—	(75,000)	—	—	(75,000)
Borrowings (Repayments) Between Subsidiaries	(6,430)	63,664	(57,234)	—	—
Proceeds from Exercise of Stock Options	—	92,014	—	—	92,014
Intercompany Dividends Paid	67,593	(127,744)	60,151	—	—
Other Financing Activities, Net	—	(766)	—	—	(766)

Net Cash Provided (Used) by Financing Activities	(82,837)	(59,935)	2,917	—	(139,855)

Net Increase in Cash and Cash Equivalents	6,650	50,860	3,360	—	60,870
Cash and Cash Equivalents at Beginning of Period	1,582	53,571	929	—	56,082

Cash and Cash Equivalents at End of Period	$8,232	$104,431	$4,289	$—	$116,952

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2003
(restated)
(unaudited)
(in thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$84,083	$72,786	$2,944	$(65,298)	$94,515
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	(6,629)	(3,874)	—	—	(10,503)
Charges from Parent or Subsidiary	(85,499)	(10,307)	30,508	65,298	—
Debt Redemption Expense	—	20,911	—	—	20,911
Deferred Income Tax Provision (Benefit)	(161)	6,697	(33,532)	—	(26,996)
Other, Net	3,683	120,048	32	—	123,763

Net Cash Provided (Used) by Continuing Operations	(4,523)	206,261	(48)	—	201,690
Net Cash Used by Discontinued Operations	—	(1,818)	—	—	(1,818)

Net Cash Provided (Used) by Operating Activities	(4,523)	204,443	(48)	—	199,872

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	(48,882)	—	—	(48,882)
Capital Expenditures for Property, Plant and Equipment	—	(226,561)	—	—	(226,561)
Acquisition of Intellectual Property	—	(16,256)	—	—	(16,256)
Proceeds from Sale of Property, Plant and Equipment	—	7,761	—	—	7,761
Other Investing Activities, Net	—	(4,019)	—	—	(4,019)

Net Cash Used by Investing Activities	—	(287,957)	—	—	(287,957)

Cash Flows from Financing Activities:
Borrowings (Repayments) of Short-Term Debt, Net	435,000	(320,624)	—	—	114,376
Redemption of Convertible Preferred Debentures	—	(412,563)	—	—	(412,563)
Repayments of Long-Term Debt, Net	—	(9,870)	—	—	(9,870)
Proceeds from Issuance of Common Shares	400,000	—	—	—	400,000
Borrowings (Repayments) Between Subsidiaries	(830,454)	829,214	1,240	—	—
Proceeds from Asset Securitization	—	4,955	—	—	4,955
Proceeds from Exercise of Stock Options	—	13,465	—	—	13,465
Other Financing Activities, Net	—	(2,261)	—	—	(2,261)

Net Cash Provided by Financing Activities	4,546	102,316	1,240	—	108,102

Net Increase in Cash and Cash Equivalents	23	18,802	1,192	—	20,017
Cash and Cash Equivalents at Beginning of Period	—	48,825	12	—	48,837

Cash and Cash Equivalents at End of Period	$23	$67,627	$1,204	$—	$68,854

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

16.	New Accounting Pronouncements

     In January 2003, Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”) was issued. FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity. A variable interest entity is generally defined as an entity whose equity is insufficient to absorb the expected losses or whose owners lack the risk and rewards of ownership. FIN No. 46 is effective for all variable interest entities created or modified after January 31, 2003 and became effective for all other variable interest entities during the interim period ending after March 31, 2004. The Interpretation requires certain disclosures for all variable interest entities. In connection with the adoption of FIN No. 46, the Company determined that its asset securitization facility (see Note 7) is a variable interest entity. The Company’s asset securitization is part of a larger facility held by a third-party financial institution. The financial institution has determined it is the primary beneficiary and has consolidated the facility in its financial statements.

     In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and other Postretirement Benefits (“SFAS No. 132”). The statement requires additional disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The revised statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim disclosure requirements of SFAS No. 132 have been included in the Company’s notes to these condensed consolidated financial statements (see Note 13).

17.	Subsequent Events

     In October 2004, the Company entered into interest rate swap agreements on a notional amount of $150.0 million of its $250.0 million 4.95% Senior Notes and a notional amount of $70.0 million of its $350.0 million 6 5/8% Senior Notes. At the end of October, the Company terminated all of its outstanding swap agreements, including those entered into during October 2004, on a notional amount of $170.0 million of its 6 5/8% Senior Notes and a notional amount of $150.0 million of its $250.0 million 4.95% Senior Notes. The Company received $5.7 million in cash proceeds as settlement. The cash received from the terminations was recorded against the fair value of the respective agreements, and the resulting net gain will be amortized over the remaining life of the respective debt instruments as an adjustment to interest expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for the three and nine months ended September 30, 2004 and 2003. Our discussion begins with an executive level overview, which provides a general description of our company today, a discussion of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for the remainder of 2004 and into 2005. Next, we analyze the results of our operations for the three and nine month periods ended September 30, 2004 and 2003, including the trends in our overall business and our operating segments. Then we review our cash flows and liquidity, capital resources and contractual obligations. An update follows, when applicable, to our critical accounting judgments and estimates that we have made which we believe are most important to an understanding of our MD&A and our consolidated financial statements, as well as a discussion of an accounting pronouncement adopted during the year.

Overview

     General

     The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 included in our Annual Report on Form 10-K, as amended on Form 10-K/A. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the subsequent section entitled “Forward-Looking Statements.”

     We provide equipment and services used for drilling, completion and production of oil and natural gas wells throughout the world. We conduct operations in approximately 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our offerings include drilling services and equipment, well installation services, fishing and intervention services, completion systems and all forms of artificial lift. We offer step-change technologies, including expandable technology, production optimization systems, underbalanced services and drilling with casing.

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

     The following chart sets forth certain statistics that reflect historical market conditions:

		Henry Hub	North American	International
	WTI Oil (1)	Gas (2)	Rig Count (3)	Rig Count (3)
September 30, 2004	$49.64	$6.795	1,523	866
December 31, 2003	32.52	6.189	1,531	803
September 30, 2003	29.20	4.830	1,441	792

(1)	Price per barrel as of September 30 and December 31 — Source: Applied Reasoning, Inc.

(2)	Price per MM/BTU as of September 30 and December 31 — Source: Oil World

(3)	Average rig count for the applicable month — Source: Baker Hughes Rig Count

     Historically, the majority of worldwide activity has been concentrated in North America. From mid-1999 through mid-2001, North American rig count improved steadily, peaking in the first quarter of 2001 at 1,717 rigs. The level of drilling and completion spending in North America also improved steadily for this same time period with an overall improvement greater than 100%. During the latter part of 2001, the rig count started to decline, and the decline continued through mid-2002. Since mid-2002, the North American rig count has improved to a third quarter 2004 rig count average of 1,552; however, the level of drilling and completion spending in North America has not improved at a pace consistent with the improvement in rig count. In fact, the level of spending has not returned to 2001 levels.

     The international market experienced a 5% improvement in 2003 average annual rig count as compared to 2002. International rig count increased 1.1% during the third quarter of 2004 as the quarterly average increased to 846 as compared to an average rig count of 837 during the second quarter of 2004. International drilling and completion spending is expected to increase at the same pace as the increase in rig count.

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

     We are in the midst of a multi-year expansion phase in the industry. Production decline rates are accelerating worldwide and are the most pronounced in North America where the fields are the most mature. A major secular change is underway as activity is moving. Capital that until recently was invested in the U.S. is being redistributed internationally, primarily in large project developments underway in Russia, the Caspian region and the Middle East. Excluding China and the CIS, international expenditures for drilling and completion already represent about 60% of the industry total. Opportunities will exist for those companies that can capture a large share of the Eastern Hemisphere growth without incurring undue risk. We have developed a strong service infrastructure through a majority of the Eastern Hemisphere. This region has become our largest geographic market with approximately 38% of our revenue base. Over the past two years, we have expanded our infrastructure in the Caspian Sea, Middle East and Africa. Our focus is now on our expansion into Asia and Russia. Management intends to execute this growth strategy either through organic means or acquisitions, or a combination thereof.

     To improve our returns worldwide, we committed to a company-wide supply chain analysis with the focus on manufacturing, logistics, procurement and systems. The primary barrier to this strategy is the ability to reduce the cost structure without disrupting the normal course of business. Initiatives such as plant consolidation, engineering rationalization and third party outsourcing were undertaken. Productivity gains and cost reductions were realized during the first nine months of the year and are expected to continue throughout the remainder of 2004 and into 2005.

     The maturity of the world’s oil and gas reservoirs, the accelerating production decline rates and the focus on complex deepwater wells are causing changes throughout our industry. Customers are demanding more efficient tools to produce oil and gas. We have invested a substantial amount of our time and capital into raising the technology content of our products and services as a component of our growth strategy is technology-based. We are committed to 1.) advancing our core technology beyond the present generation of tools and 2.) developing and commercializing step change technologies that are an extension of our core products and services. A technology-based growth strategy offers both opportunity and risk. For example, two of our initial technology offerings were our underbalanced drilling services and expandable sand screens. Our underbalanced services have achieved worldwide market acceptance and are now a key component of our core business. The commercialization of our expandable sand screens has been more difficult. During 2002, we pulled the expandable sand screen product line off the shelf for re-engineering. Although the product has been re-introduced to the marketplace, the necessary re-engineering required additional investments and delayed customer acceptance. During the third quarter of 2004, our expandable sand screens continued to have good downhole success as we completed our 300th installation. We are cautiously optimistic for the remainder of the year that this product line will see a volume increase and margin improvement.

Outlook

     In general we believe the outlook for our businesses is favorable. As decline rates are accelerating and reservoir productivity complexities are increasing, our clients are having difficulty securing desired rates of production growth. Provided the demand for hydrocarbons does not weaken, these phenomena provide us with the below general market assumptions.

•	Beyond 2005, North American rig activity will flatten out and earnings and returns will be earned by market share, technology and pricing.

•	The international markets will flourish, with the Eastern Hemisphere to stand out as the strongest market.

•	The North Sea is beginning a multi-year recovery phase, albeit from a very low current activity level.

•	Technologies that improve productivity will do increasingly well in the upcoming years.

     Fourth Quarter 2004 Outlook

     More specifically, we expect to end 2004 with strong operating results. We estimate fourth quarter earnings to be $0.52- $0.54 per diluted share. Overall, we expect the geographic markets to affect our business as follows:

     The mature North American market is expected to increase slightly during the fourth quarter of 2004. From a U.S. perspective, revenue growth will be driven by both activity levels and pricing. We expect activity in the Gulf of Mexico to recover from the third quarter storms, and we expect the impact of pricing increases realized during the latter half of the third quarter to benefit our results for the entire fourth quarter. Canada increased in the third quarter from depressed second quarter levels although not as much as anticipated due to wet weather. We anticipate Canada will gradually return to first quarter levels by the end of the year.

     We anticipate several events to occur during the fourth quarter that will impact our Eastern Hemisphere results. We anticipate improvements in the Middle East/North Africa; however, these improvements will be offset in part by the seasonal decline in the North Sea. Furthermore, we were impacted during the third quarter by the strike in Norway. Although the strike ended in late October, we expect the impact on the fourth quarter to approximate the third quarter impact. In summary, we are cautiously optimistic that on an overall basis, we will see a slight improvement in Eastern Hemisphere revenues and operating income.

     Latin America and Asia Pacific are expected to remain flat as compared to third quarter 2004 levels.

     2005 Outlook

     Looking into 2005 on a worldwide basis, we expect average rig activity to grow about 5% as compared to current quarter levels and we expect our business to grow at a slightly faster rate than the underlying activity.

     Regional. We expect our North American business to increase modestly in 2005 as compared to the third quarter of 2004. The volume increase in the U.S. will be driven by activity, as we are unsure that the market place will allow for any further increases in pricing. Although activity in Canada is seasonal, our results are expected to average the third quarter 2004 levels. We expect a slight volume increase in Latin America and the most significant improvement in activity to occur in the Eastern Hemisphere, where 2005 activity levels are expected to increase 7% to 9% over third quarter levels. The Middle East, Russia and the Caspian regions are projected to have the strongest growth. Furthermore, drilling activity in the North Sea is expected to be positive in 2005 due to current production declines, encouraging governmental policies and the underutilized and available infrastructure.

     Business Segments. Overall we expect both our operating segments to outpace market activity. Increases in our Drilling Services division will be led by growth in our underbalanced services as we currently have a substantial demand for underbalanced projects. Furthermore, we expect our well construction product line to gain deepwater market share in both the U.S. and International markets. In our Production Systems division, we anticipate our production optimization product lines to have the highest growth rate. This technology should do well in Latin America, Russia and Asia as it is used for field rehabilitation.

     Technology. We remain committed to increasing the technology content of our products and services and expect revenues from our technology products to grow throughout 2005 as commercialization of our new technologies occurs and market acceptance of the technologies increases. We installed our 300th expandable sandscreen during the third quarter of 2004 and cautiously hope to recover this product’s 2002 volume during 2005. We are focusing on our solid expandables technology as well as fiber optic sub sea applications.

     Overall, the level of market improvements for our businesses for the remainder of 2004 and into 2005 will continue to depend heavily on our ability to contain our costs in the North American markets, our gains in market share outside North America, primarily in the Eastern Hemisphere, and the acceptance of our new technologies. The continued strength of the industry is uncertain and will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC (Organization of Petroleum Exporting Countries) and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

     Our results depend upon a number of factors, many of which are beyond our control. For a discussion of these factors, see “Exposures” and “Forward-Looking Statements” in this Quarterly Report on Form 10-Q as well as “Item 1. Business — Risk Factors” in our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2003.

Results of Operations

     The following chart contains selected financial data comparing our consolidated and segment results from operations for the three and nine months ended September 30, 2004 and 2003. Prior period amounts have been restated to reflect the impact of our discontinued operations. We are unable to provide certain information regarding our results excluding the impact of acquisitions due to the integration of these acquisitions into our operations.

Three and Nine Months Ended September 30, 2004 Compared to the Three and Nine Months Ended September 30, 2003

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
	(in thousands, except percentages and per share amounts)
Revenues:
Drilling Services	$450,268	$383,359	$1,278,899	$1,091,079
Production Systems	344,073	264,289	970,270	760,540

	794,341	647,648	2,249,169	1,851,619
Gross Profit %:
Drilling Services	35.2%	32.4%	33.9%	32.1%
Production Systems	28.1	26.1	27.0	26.8

	32.1	29.8	30.9	29.9
Research and Development:
Drilling Services	$9,942	$10,252	$29,571	$31,288
Production Systems	10,503	9,714	30,148	31,013

	20,445	19,966	59,719	62,301
Selling, General and Administrative Attributable to Segments:
Drilling Services	60,421	48,061	171,536	147,915
Production Systems	52,763	41,417	150,375	117,345

	113,184	89,478	321,911	265,260
Corporate General and Administrative	15,683	11,928	39,237	31,448
Equity in Earnings of Unconsolidated Affiliates	(5,279)	(5,639)	(16,557)	(10,503)
Operating Income (Expense):
Drilling Services	87,960	65,792	231,977	170,655
Production Systems	33,473	17,797	81,364	55,124
Corporate (a)	(10,404)	(6,289)	(22,680)	(20,945)

	111,029	77,300	290,661	204,834
Gain on Sale of Universal Common Stock	—	—	25,280	—
Interest Expense, Net	(15,060)	(17,164)	(45,788)	(58,743)
Debt Redemption Expense	—	(20,911)	—	(20,911)
Other, Net	(905)	3,199	(1,528)	6,346
Effective Tax Rate	26.5%	22.8%	23.9%	25.6%
Income from Continuing Operations per Diluted Share	0.49	0.24	1.44	0.75
Income (Loss) from Discontinued Operations, Net of Taxes	259	(330)	(7,779)	(3,356)
Net Income per Diluted Share	0.49	0.24	1.39	0.73
Depreciation and Amortization	63,261	58,489	188,788	172,489

(a)	Includes equity in earnings of unconsolidated affiliates.

Sales by Geographic Region

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Region:
U.S.	38%	34%	36%	34%
Canada	15	17	17	17
Latin America	9	10	9	9
Europe, CIS and West Africa	19	20	18	20
Middle East and North Africa	11	12	12	12
Asia Pacific	8	7	8	8

	100%	100%	100%	100%

Company Results

     Revenues

     Consolidated revenues in the third quarter of 2004 increased $146.7 million, or 22.7%, over the third quarter of 2003. North American revenues increased $93.3 million, or 28.6%, and outpaced the 5.4% increase in average quarterly North American rig count. The increase in North American revenues included growth of $79.1 million, or 36.1%, and $14.2 million, or 13.3%, in the U.S. and Canada, respectively. Our international revenues increased in all regions and were $53.4 million, or 16.6%, higher than the third quarter of 2003. The international revenue growth was led by increases of 33.0%, 17.2% and 13.3% in Asia Pacific, Middle East and North Africa and Europe, CIS and West Africa, respectively. On a product line basis, the highest growth came from our artificial lift, production optimization and drilling tools products and services.

     Consolidated revenues in the first nine months of 2004 increased $397.6 million, or 21.5%, over the first nine months of 2003. North American revenues increased $249.7 million, or 26.5%, and outpaced the 11.4% increase in average North American rig count during the same period. The increase in North American revenues included growth of $187.0 million, or 29.6%, and $62.7 million, or 20.2%, in the U.S. and Canada, respectively. Our international revenues increased in all regions and were $147.9 million, or 16.3%, higher than the first nine months of 2003. The international revenue growth was led by increases of 22.4%, 21.9% and 13.1% in Latin America, the Middle East and North Africa and Europe, CIS and West Africa, respectively. On a product line basis, the highest growth came from our production optimization, artificial lift systems and drilling methods product lines.

     Gross Profit

     Our gross profit as a percentage of revenues increased from 29.8% during the three months ended September 30, 2003 to 32.1% during the three months ended September 30, 2004. The increase is due primarily to benefits from our supply chain initiatives, stronger North American pricing and product mix.

     During the nine months ended September 30, 2004 as compared to the same period of last year, our gross profit as a percentage of revenues increased from 29.9% to 30.9%, primarily as a result of product mix and benefits generated from our supply chain initiatives. The gross profit percentage during the nine months ended September 30, 2003 includes a $5.3 million charge for severance and severance related costs.

     Research and Development

     Research and development expenses were flat during the third quarter of 2004 as compared to the same quarter of 2003, and they decreased $2.6 million, or 4.1%, during the nine months ended September 30, 2004 as compared to the same period of the prior year. This decrease is due primarily to lower costs associated with our intelligent completion and solid expandables technologies.

     Corporate General and Administrative

     Corporate General and Administrative expenses increased $3.8 million, or 31.5%, and $7.8 million, or 24.8%, during the three and nine month periods ended September 30, 2004, respectively, compared to the same periods of 2003. The increase is due primarily to increased costs associated with our Sarbanes-Oxley Section 404 project and benefit related expenses.

     Equity in Earnings of Unconsolidated Affiliates

     Equity in earnings decreased $0.4 million, or 6.4%, during the third quarter of 2004 as compared to the third quarter of 2003 primarily as a result of our lower ownership percentage in Universal Compression common stock. Excluding $4.4 million, our portion of a debt extinguishment charge incurred by Universal Compression in the second quarter of 2003, our equity in earnings for the nine months ended September 30, 2004 increased $1.7 million, or 11.1%, as compared to the same period in the prior year. Increases were primarily due to a higher level of earnings of Universal Compression during 2004, offset in part by our reduced ownership.

     Gain on Sale of Universal Common Stock

     We sold three million shares of Universal Compression common stock during the second quarter of 2004. We received net proceeds of $90.0 million and recognized a gain of $25.3 million.

     Interest Expense, Net

     Interest expense decreased $2.1 million, or 12.3% and $13.0 million, or 22.1%, during the three and nine months ended September 30, 2004, respectively, as compared to the same periods of 2003 primarily as a result of the redemption of our $402.5 million Convertible Preferred Debentures in the third quarter of 2003.

     Income Taxes

     Our effective tax rates for the third quarter of 2004 and 2003 were 26.5% and 22.8%, respectively. Excluding the charge related to the early extinguishment of debentures and related taxes, our third quarter 2003 effective tax rate was 26.8%.

     Our effective tax rates for the nine months ended September 30, 2004 decreased as compared to the same period of 2003 primarily due to the impact of the gain on sale of Universal Compression common stock. There was no tax effect related to the sale.

Segment Results

     Drilling Services

     Our Drilling Services segment experienced quarterly improvements in revenue for the sixth consecutive quarter. Revenues increased $66.9 million, or 17.5%, in the third quarter of 2004 as compared to the third quarter of 2003. North American revenues increased $36.0 million, or 21.5%, primarily as a result of a 5.4% increase in the average quarterly North American rig count. International revenues improved in all regions, increasing $30.9 million, or 14.3%, as compared to a 8.2% increase in the average international rig count. The most significant international growth was in our Latin America, Asia Pacific and Middle East and North Africa regions, where revenues increased 22.6%, 18.3% and 17.5%, respectively. From a product line perspective, our highest revenue growth was from our drilling tools and intervention products and services.

     Revenues in our Drilling Services segment increased $187.8 million, or 17.2%, in the first nine months of 2004 as compared to the first nine months of 2003. North American revenues increased $90.7 million, or 18.8%, primarily as a result of a 11.4% increase in the average North American rig count. International revenues improved $97.1 million, or 16.0%, as compared to a 8.3% increase in the average international rig count. The most significant international growth was in our Latin America and Middle East and North Africa regions, where revenues increased 30.8% and 23.9%, respectively. From a product line perspective, our highest revenue growth was from our drilling methods and intervention products and services.

     Gross profit as a percentage of revenues increased during the three and nine months ended September 30, 2004 as compared to the same periods of 2003 primarily due to benefits realized from our cost reduction initiatives, pricing in the North American market and product mix. Severance and related costs of $3.4 million recorded during 2003 also contributed to the lower gross profit percentages during the nine months ended September 30, 2003.

     Selling, general and administrative expenses attributable to segments as a percentage of revenues increased during the three months ended September 30, 2004 as compared to the same period of the prior year due primarily to higher costs associated with the expansion of our drilling methods product line.

     Selling, general and administrative expenses attributable to segments as a percentage of revenues decreased during the nine month period ended September 30, 2004 as compared to the same period of 2003 due primarily to benefits from our cost reduction initiatives.

     Production Systems

     Revenues in our Production Systems segment increased $79.8 million, or 30.2%, in the third quarter of 2004 as compared to the third quarter of 2003. Our North American revenues increased $57.2 million in the third quarter of 2004 compared to the third quarter of 2003 reflecting increases of $46.0 million, or 56.7%, and $11.2 million, or 14.4%, in the U.S. and Canada, respectively. International revenues improved $22.6 million, or 21.5%, over the third quarter of 2003 and were led by revenue growth of 51.4% in Asia Pacific and 26.4% in Europe, CIS and West Africa. From a product line perspective, our highest revenue growth was from our artificial lift and production optimization products.

     Revenues in our Production Systems segment increased $209.7 million, or 27.6% in the first nine months of 2004 as compared to the first nine months of 2003. Our North American revenues increased $159.0 million, or 34.6% in the first nine months of 2004 compared to the first nine months of 2003 and included increases of $111.0 million, or 46.0%, and $48.0 million, or 22.0%, in the U.S. and Canada, respectively. International revenues improved in all regions, increasing $50.7 million, or 16.9%, over the first nine months of 2003 and were led by revenue growth of 25.8% in Europe, CIS and West Africa and 13.7% in Latin America. From a product line perspective, our highest revenue growth was from our production optimization and artificial lift systems product lines.

     Our gross profit as a percentage of revenues increased during the three months ended September 30, 2004 as compared to the same period of the prior year. The increase is primarily due to improved pricing in the U.S. market and product mix.

     Discontinued Operations

     Our discontinued operations consist of our Gas Services International compression fabrication business. We had income from discontinued operations, net of taxes, for the three months ended September 30, 2004 of $0.3 million and a loss from discontinued operations, net of taxes, for the nine months ended September 30, 2004 of $7.8 million. Included in the net loss for the nine months ended September 30, 2004 were non-cash charges related to goodwill and asset impairments of $3.1 million and an income tax provision of $2.1 million to record a valuation allowance against unrealizable deferred tax assets. Our losses from discontinued operations for the three and nine months ended September 30, 2003 were $0.3 million and $3.4 million, respectively.

Liquidity and Capital Resources

     Historical Cash Flows

     As of September 30, 2004, our cash and cash equivalents were $117.0 million, a net increase of $60.9 million from December 31, 2003, which was primarily attributable to the following:

•	cash inflows from operating activities of $339.5 million;

•	capital expenditures for property, plant and equipment of $209.6 million;

•	acquisition of businesses of approximately $14.1 million in cash, net of cash acquired;

•	acquisition of intellectual property of $17.0 million;

•	proceeds from sale of Universal common stock of $90.0 million;

•	proceeds from the sales of property, plant and equipment of $14.8 million;

•	repayments, net of borrowings, on long-term debt and short-term facilities of $156.1 million;

•	repayments on our asset securitization of $75.0 million;

•	proceeds from stock option exercises of $92.0 million.

     Sources of Liquidity

     Our sources of liquidity are reserves of cash, cash generated from operations, committed availabilities under bank lines of credit and our ability to sell registered shares of Universal common stock. We hold 10.75 million shares of Universal common stock of which 4.0 million shares are registered. We have the right to register our remaining shares through our Registration Rights Agreement with Universal. We also historically have accessed the capital markets with both debt and equity offerings to generate cash as needed. In June 2004, we filed a shelf Registration Statement on Form S-3 which covers the future issuance of various types of securities, including debt, common shares, preferred shares, warrants and units, up to an aggregate offering price of $750.0 million. There has been no issuance of securities under this shelf registration statement.

     Cash flow from operations is expected to be our primary source of liquidity for the remainder of 2004. We anticipate cash flows from operations, combined with our existing credit and securitization facilities, will provide sufficient capital resources to manage our operations and fund projected capital expenditures.

     Additional capital in the form of either debt, equity or asset sales may be required in 2005 to fund our operations, meet debt obligations and fund projected capital expenditures if we experience lower than expected operating cash flows due to a deterioration of market conditions, unforeseen operating events or if an acquisition necessitates additional liquidity.

     The following summarizes our short-term committed financing activities and our usage and availability as of September 30, 2004:

	Facility	Expiration		Letters
Short-term Financing Facilities	Amount	Date	Drawn	of Credit	Availability
	(in millions)
2003 Revolving Credit Facility	$500.0	May 2006	$—	$39.2	$460.8
Asset Securitization Facility	80.0	December 2004	—	—	80.0
Canadian Facility	15.7	July 2005	—	0.2	15.5

     We utilize both on balance sheet and off balance sheet arrangements to meet operating and financial cash flow demands.

     On Balance Sheet Arrangements

     Revolving Credit Facility

     In May 2003, we entered into a three-year unsecured revolving credit facility agreement that provides for borrowings or issuances of letters of credit up to an aggregate of $500.0 million. Amounts outstanding accrue interest at a variable rate based on either the U.S. prime rate or LIBOR and the credit rating assigned to our long-term senior debt. Our credit facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. We are in compliance with all covenants set forth in the credit facility. The committed revolving credit facility does not contain any provisions which make its availability dependent upon our credit ratings; however, the interest rates are dependent upon the credit rating of our long-term senior debt. As of September 30, 2004, we had no outstanding borrowings and $460.8 million available under this agreement.

     Short-term Debt

     We also have short-term borrowings with various institutions pursuant to uncommitted facilities. At September 30, 2004, we had $45.7 million in short-term borrowings outstanding under these arrangements with interest rates ranging from 2.75% to 6.25%.

     Zero Coupon Convertible Senior Debentures

     On June 30, 2000, we completed the private placement of $910.0 million face amount of Zero Coupon Convertible Senior Debentures. These debentures were issued at $501.6 million, providing the holders with an annual 3% yield to maturity. We may redeem the Zero Coupon Convertible Senior Debentures on or after June 30, 2005 at the accreted amount at the time of redemption as provided for in the indenture. The holders also may require us to repurchase the Zero Coupon Convertible Senior Debentures on June 30, 2005, June 30, 2010 and June 30, 2015 at the accreted amount. We may, at our election, repurchase the debentures in common shares, cash or a combination thereof. The accreted value will be $582.2 million, $675.6 million and $784.1 million as of June 30, 2005, 2010 and 2015, respectively. If the holders require us to repurchase the Zero Coupon Convertible Senior Debentures on June 30, 2005, we believe we will have sufficient liquidity to satisfy this obligation. At September 30, 2004, the accreted amount of these debentures was $569.3 million.

     5% Convertible Subordinated Preferred Equivalent Debentures

     In November 1997, the Company completed a private placement of $402.5 million principal amount of Convertible Preferred Debentures. On August 3, 2003, the Company redeemed all of its outstanding Convertible Preferred Debentures for $412.6 million, or 102.5% of the principal amount. The Convertible Preferred Debentures plus accrued interest were repaid with the proceeds of the sale of Common Shares and cash on hand. In connection with the redemption, the Company expensed $10.1 million related to the call premium and $10.8 million related to the remaining unamortized debt issuance costs. These expenses have been classified in Debt Redemption Expense on the accompanying Consolidated Statements of Income.

     Interest Rate Swaps

     During the first half of 2004, we entered into interest rate swap agreements on a notional amount of $200.0 million of our $250.0 million 4.95% Senior Notes and a notional amount of $170.0 million of our $350.0 million 6 5/8% Senior Notes to take advantage of short-term interest rates available in the economic environment at that time. In September 2004, we terminated all the swap agreements on our $250.0 million 4.95% Senior Notes and on a notional amount of $70.0 million of our $350.0 million 6 5/8% Senior Notes and received $11.4 million in cash proceeds as settlement. These cash proceeds are included in Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired within the accompanying Condensed Consolidated Statements of Cash Flows. The cash received was recorded against the fair value of the respective agreements and the resulting net gain of $8.4 million is being amortized over the remaining life of the respective debt instruments as an adjustment to interest expense. Under the agreements remaining on a notional amount of $100.0 million of our $350.0 million 6 5/8% Senior Notes, we receive interest from the counterparties at a fixed rate of 6 5/8% and pay to the counterparties a floating rate based on six-month LIBOR. The swap agreements are recorded at fair market value and classified in Other Assets and Other Liabilities with the offset to Long-Term Debt on the accompanying Condensed Consolidated Balance Sheets. The aggregate fair market value of the swaps was an asset of $0.1 million and a liability of $0.1 million as of September 30, 2004.

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

     Off Balance Sheet Arrangements

     Asset Securitization

     We have outstanding an asset securitization agreement through December 2004 which provides for the sale of participating interests to a financial institution of up to $80.0 million in a specific pool of our U.S. accounts receivable. We believe available funding under our asset securitization agreement (1) provides access to capital with relatively low administrative costs, (2) provides increased flexibility under our existing debt instruments and (3) allows us to more efficiently manage our working capital requirements. Charges incurred in connection with this agreement were $0.3 million and $0.9 million for both the three and nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, we had no receivables sold under the agreement. We received $75.0 million for purchased interests as of December 31, 2003. The pool of receivables totaled $185.0 million and $148.2 million and our subordinated interest totaled $185.0 million and $73.2 million at September 30, 2004 and December 31, 2003, respectively. Our subordinated interest in the accounts receivable owned by W1 Receivables, L.P. (“W1”) is at risk to the extent that accounts receivable sold to the financial institution are not collected fully from our customers. We have no further monetary exposure related to this asset securitization beyond the accounts receivable sold to W1 and in which we retain the subordinated interest.

     The assets of W1, the wholly-owned bankruptcy remote subsidiary that purchases receivables from our subsidiaries, are not available to satisfy claims of our creditors and are subject to the prior claims of a financial institution.

     Letters of Credit

     We execute letters of credit in the normal course of business. While these obligations are not normally called, the beneficiaries have the ability to call these obligations at anytime prior to the expiration date should certain contractual or payment obligations by us be breached. As of September 30, 2004, we had $45.0 million of letters of credit and bid and performance bonds outstanding under various uncommitted credit facilities and $39.4 million of letters of credit outstanding under committed facilities.

     Contractual Obligations

     Our contractual obligations at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since December 31, 2003.

     Capital Expenditures

     Our capital expenditures for property, plant and equipment during the nine months ended September 30, 2004 were $189.8 million, net of proceeds from tools lost down hole of $19.8 million. Our capital expenditures primarily relate to our new technologies, drilling equipment, fishing tools, tubular service equipment and the implementation of our enterprise wide information system. Capital expenditures for 2004 are expected to be approximately $250.0 million.

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

Exposures

     Industry Exposure

     The concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we can make no assurance that these reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from receivables will be consistent with our expectations.

     Litigation and Environmental Exposure

     In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses, and we are subject to various self-retentions and deductibles with respect to our insurance. Although we are subject to various ongoing items of litigation, we do not believe any of our current items of litigation will result in any material uninsured losses to us. However, it is possible an unexpected judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts we currently have reserved or anticipate incurring.

     We are also subject to various federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. While we are not aware of any current situation involving an environmental claim that would likely have a material adverse effect on our business, it is possible that an environmental claim with respect to one or more of our current businesses or a business or property that one of our predecessors owned or used could arise that could involve the expenditure of a material amount of funds.

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

     International Exposure

     Like most multinational oilfield service companies, we have operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific region and the Commonwealth of Independent States that are inherently subject to risks of war, political disruption, civil disturbance and change in global trade policies that may:

•	disrupt oil and gas exploration and production activities;

•	negatively impact results of operations;

•	restrict the movement and exchange of funds;

•	inhibit our ability to collect receivables;

•	result in the loss of assets deployed in those regions;

•	lead to U.S. government or international sanctions; and

•	limit access to markets for periods of time.

     Investment Exposure

     We own approximately 34% of Universal Compression Holdings, Inc.’s outstanding common stock as a result of the merger of our compression services division with a Universal subsidiary in February 2001. We account for this ownership interest using the equity method of accounting, which requires us to record our percentage interest in Universal’s results of operations in our Condensed Consolidated Statements of Income. Accordingly, fluctuations in Universal’s earnings cause fluctuations in our earnings.

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

     Currency Exposure

     Approximately 41.9% of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive income in the shareholders’ equity section in our Condensed Consolidated Balance Sheets. We recorded a $6.8 million adjustment to our equity account for the nine months ended September 30, 2004 to reflect the net impact of the weakening of various foreign currencies against the U.S. dollar. These translation adjustments could adversely impact our book value.

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

     From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:

•	A downturn in market conditions could affect projected results. Any material changes in oil and gas supply and demand, oil and gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information provided by us. The oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Through the beginning of 2002, prices for oil and natural gas decreased, reflecting diminished demand attributable to political and economic issues. In the latter part of 2002, prices for oil and natural gas increased. However, with the exception of Canada, producers did not increase drilling due to political and economic uncertainty. During 2003, worldwide drilling activity increased; however, if an extended regional and/or worldwide recession were to occur, it would result in even lower demand and lower prices for oil and gas, which would adversely affect our revenues and income. At this time, we have assumed increases in worldwide demand will continue throughout 2004 and into 2005.

•	Our future success depends upon our ability to adapt to the changing market environment in North America. There is an excess investment in capital assets in our industry in the North American market. In addition, there are low barriers to entry. Our success depends on our ability to lower our cost structure. Our forward-looking statements assume we will be successful in reducing our cost structure and adapting to the changing environment.

•	A material disruption in our manufacturing could adversely affect some divisions of our business. We have undertaken an initiative to consolidate and outsource certain of our manufacturing operations. Our forward-looking statements assume any manufacturing consolidation and outsourcing will be completed without material disruptions. If there are disruptions or unanticipated costs associated with manufacturing changes, our results could be adversely affected.

•	Availability of a skilled workforce could affect our projected results. The workforce and labor supply in the oilfield service industry is aging and diminishing such that there is an increasing shortage of available skilled labor. Our forward-looking statements assume we will be able to maintain a skilled workforce.

•	Increases in the prices of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products. The price of these raw materials has a significant impact on our cost of producing products. If we are unable to minimize the impact of increased raw materials costs through our supply chain initiatives or by passing through these increases to our customers, our margins and results of operations could be adversely affected.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology through leverage of our worldwide infrastructure. The key to our success will be our ability to commercialize and protect the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to underbalanced drilling, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization and protection of, and above-average growth from, these new products and services.

•	Nonrealization of expected benefits from our 2002 corporate reincorporation could affect our projected results. We expected to gain certain business, financial and strategic advantages as a result of our reincorporation, including improvements to our global tax position and cash flow. An inability to realize expected benefits of the reincorporation in the anticipated time frame, or at all, would negatively affect the anticipated benefit of our corporate reincorporation.

•	Nonrealization of expected benefits of our change in divisional structure could adversely affect our projected results. In 2003, we realigned our operational structure from three divisions to two divisions. Our forward-looking statements assume there will be no material disruption to our operations and we will realize anticipated cost savings.

•	A decline in the fair value of our investment in Universal that is other than temporary would adversely affect our projected results. In the third quarter of 2002, we determined the decline in Universal’s stock price was other than temporary and recorded a write-down in the carrying value of the investment. In connection with the reduction in the carrying value, we recognized a tax benefit related to the difference between the book carrying value and the tax basis of the investment. We can make no assurances that there will not be an additional decline in value of our investment in Universal or that any such decline would be temporary. Any decline may result in an additional write-down in the carrying value of our investment in Universal and would adversely affect our results.

•	The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of September 30, 2004, we had approximately $1.6 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, many of which are beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currencies.

•	Adverse weather conditions in certain regions could aversely affect our operations. In the summer of 2004, the Gulf of Mexico suffered an unusually high number of hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. Similarly, an unusually warm Canadian winter or unusually rough weather in the North Sea could reduce our operations and revenues from those areas during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will not deviate significantly from historical patterns.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies. Any further military action undertaken by the United States or other countries could adversely affect our results of operations.

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

Foreign Currency Exchange Rates

     We operate in virtually every oil and gas exploration and production region in the world. In some parts of the world, such as the Middle East and Southeast Asia, the currency of our primary economic environment is the U.S. dollar. We use this as our functional currency. In other parts of the world, we conduct our business in currencies other than the U.S. dollar. The functional currency is the applicable local currency. In those countries in which we operate in the local currency, the effects of foreign currency fluctuations are largely mitigated because local expenses of such foreign operations are also generally denominated in the same currency. From time to time we enter into currency hedging transactions to manage our exposure to fluctuations in foreign currencies. The objective of these currency hedges is to protect our cash flows related to sales or purchases of goods and services from changes in foreign currency exchange rates.

     Assets and liabilities of which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive loss in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. Approximately 41.9% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $6.8 million adjustment to our equity account for the nine months ended September 30, 2004 to reflect the net impact of the weakening of various foreign currencies against the U.S. dollar.

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

     As of September 30, 2004, we had $100.0 million in interest rate swaps which convert fixed rate debt to variable rate debt. Our interest rate swaps hedge $100.0 million of the $350.0 million 6 5/8% fixed rate senior notes. Under these interest rate swap agreements, the counterparties pay interest at a fixed rate of 6 5/8%, and we pay a variable interest rate based on published six-month LIBOR.

     In September 2004, we terminated the swap agreements on a notional amount of $200.0 million of our $250.0 million 4.95% Senior Notes and a notional amount of $70.0 million of our $350.0 million 6 5/8% Senior Notes and received cash proceeds as settlement. The cash received was recorded against the fair value of the respective agreements and the resulting net gain is being amortized over the remaining life of the respective debt instruments.

     Our long-term borrowings subject to interest rate risk consist of the following:

	September 30, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in millions)
6 5/8% Senior Notes due 2011	$357.0	$388.0	$350.9	$384.8
7 1/4% Senior Notes due 2006	207.8	213.0	211.0	220.0
4.95% Senior Notes due 2013	254.8	252.0	249.5	243.4
$910.0 Million Zero Coupon Senior Convertible Debentures	569.3	585.8	556.7	565.3

     The fair value of our Senior Notes is principally dependent on changes in prevailing interest rates. The fair value of the Zero Coupon Debentures is principally dependent on both prevailing interest rates and our current share price as it relates to the conversion price, which was approximately $62.58 per common share at September 30, 2004.

     We have various other long-term debt instruments of $11.7 million, but believe that the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $45.7 million at September 30, 2004 and $194.6 million at December 31, 2003 approximate fair market value.

     As it relates to our variable rate debt, if market rates average 1% more for the remainder of 2004 than the rates as of September 30, 2004, interest expense for the remainder of 2004 would increase by $0.4 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt after giving consideration to all our interest rate hedging activities. This sensitivity analysis assumes that there are no changes in our financial structure.

ITEM 4. CONTROLS AND PROCEDURES

     At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to alert them timely to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There has been no change in our internal controls over financial reporting that occurred during the three and nine months period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The trustee for our executive deferred compensation plan purchases shares of our common stock monthly for the benefit of the plan participants using funds directed by the plan participants and funds matched by us as provided in the plan. During the period covered by this report, the trustee purchased the following number of our common shares at the average prices indicated below, inclusive of brokerage fees. Although we do not hold these shares and do not consider these purchases to be repurchases by us, the purchases are disclosed here because they could be deemed to be repurchases under applicable SEC regulations.

Period	Number of Shares Purchased	Average Price Per Share
July 2004 August 2004 September 2004	3,849 3,930 3,695	$45.39 $44.98 $47.93

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

Exhibit
Number	Description
†10.1	2004 Weatherford Variable Compensation Plan, Including Form of Award Letter.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith

     (b) Reports on Form 8-K:

1.	Current Report on Form 8-K dated July 22, 2004 announcing earnings for the quarter ended June 30, 2004.

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

/s/ Lisa W. Rodriguez

Lisa W. Rodriguez
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 8, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description
†10.1	2004 Weatherford Variable Compensation Plan, Including Form of Award Letter.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith