Form 10-K
period 2004-12-31
WEATHERFORD INTERNATIONAL LTD
filed 2005-03-11
CIK 1170565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
None
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2004 was $3,806,908,164, based upon the closing price on the New York Stock Exchange as of such date.
      Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at March 7, 2005

Common Shares, $1.00 Par Value	138,160,211
DOCUMENTS INCORPORATED BY REFERENCE
      Certain information called for by Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this annual report on Form 10‑K or incorporated by reference from the registrant’s definitive proxy statement for the annual meeting to be held on May 13, 2005.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
Non-Employee Director Retirement Plan
Subsidiaries
Consent of Ernst & Young LLP
Consent of Deloitte and Touche LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I

Item 1.	Business
      Weatherford International Ltd. is one of the world’s leading providers of equipment and services used for the drilling, completion and production of oil and natural gas wells. Weatherford, as we know it today, was formed by the May 1998 merger of Weatherford Enterra, Inc. and EVI, Inc.
      We were originally incorporated under the laws of Delaware in 1972 and as a result of our corporate reorganization in 2002, are now incorporated in Bermuda. Many of our businesses, including those of Weatherford Enterra, have been operated for more than 50 years. Our principal executive offices are located at 515 Post Oak Boulevard, Suite 600, Houston, Texas 77027. Our telephone number is (713) 693-4000, and our Internet address is www.weatherford.com. General information about us, including our Corporate Governance Policies and charters for the committees of our board of directors, can be found on our website. We make available, free of charge, on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish them to the SEC.
      We conduct operations in approximately 100 countries and have approximately 540 service and sales locations, which are located in nearly all of the oil and natural gas producing regions in the world. We are among the leaders in each of our primary markets, and our distribution and service network is one of the most extensive in the industry.
      We conduct our operations through two principal operating divisions:

•	Drilling Services — This division provides: (1) drilling methods, (2) well construction, (3) drilling tools and (4) intervention services.

•	Production Systems — This division provides: (1) completion systems, (2) artificial lift systems and (3) production optimization.
      We historically operated a Compression Services Division. In February 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of Universal common stock. During 2004, we sold 7.0 million shares of the Universal common stock received, reducing our ownership to 6.75 million shares, or approximately 21% of Universal’s outstanding common stock. We are now in the process of selling our non-core Gas Services International compression fabrication business which was retained in the disposition of our Compression Services Division. This business has been reflected as a discontinued operation in our financial statements. In April 2000, we completed the spin-off to our shareholders of our Drilling Products Division through a distribution of the stock of our Grant Prideco, Inc. subsidiary.
      The following is a summary of our business strategies and the markets we serve. We have also included a discussion of both of our divisions, including a description of our products and services offered and our competitors. Divisional and geographic financial information appears in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 23.”
References to Weatherford
      When referring to Weatherford and using phrases such as “we” and “us,” our intent is to refer to Weatherford International Ltd. and its subsidiaries as a whole or on a divisional basis, depending on the context in which the statements are made.
Strategy
      Our primary objective is to provide our shareholders with above average returns on their investment through income growth and asset appreciation.

      Principal components of our growth strategy include the following:

•	Leverage our worldwide infrastructure to provide existing product support and to introduce new products and services.

•	Further develop and commercialize our production-enhancing products and services, such as our underbalanced services, production optimization systems and expandable technology. These products and services either help increase well productivity, lower development costs or both. They also allow us to capitalize on important secular trends such as the maturation of the world’s major hydrocarbon reserves and the growth of deepwater activity.

•	Continue enhancing our existing products and service offerings in our historical core market segments to maintain our leading position in the markets in which we operate.
Markets
      We are a leading provider of equipment and services to the oil and natural gas exploration and production industry. Demand for our industry’s services and products depends upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of wells, the number of well completions and the level of workover activity worldwide.
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
      The majority of worldwide drilling activity, as measured by rig counts, has historically been concentrated in North America. Over time, activity in North America has become increasingly driven by natural gas consumption on the continent, particularly in the U.S. The percentage of the U.S. rig count dedicated to natural gas drilling has increased from approximately 50% in the early 1990’s to more than 86% in late 2004. Canada has experienced a similar trend, with rigs drilling for natural gas increasing from less than 40% seven years ago to nearly 80% by the end of 2004. A primary reason for the increasing emphasis on natural gas drilling is that North American gas wells have very high production decline rates, so that significant numbers of new wells need to be drilled over time to maintain ongoing natural gas production at desirable levels. Changes in the balance of energy demand and the supply of natural gas affect natural gas storage levels, commodity prices and the volatility of North American drilling activity. In 2004, the North American rig count reached a new recent high, averaging 1,557 for the year, 4% above the previous high in 2001 and 91% above the lowest annual average of the last 15 years, 816, which occurred in 1992.
      Over the last decade, drilling and completion activity has grown faster in international markets than in North America. According to Spears & Associates in 2004 approximately 50% of the worldwide drilling and completion expenditures occurred in international markets (excluding Russia and China). Drilling activity outside North America tends to be less volatile than the North American market. Most contracts span two to three years due to the significant investment and complexity surrounding international projects. Drilling decisions relating to such projects therefore tend to be evaluated and monitored with a longer-term perspective in regard to oil and natural gas pricing. Additionally, the international market is dominated by major oil companies and national oil companies, which tend to have longer-term objectives than the typical independent producer in North America. In the last 15 years, the non-North American average annual rig count has cycled between a high of 915 in 1991 and a low of 588 in 1999. In 2004, the annual international rig count averaged 836. Since 1999, the international market has recovered slowly; however, we believe the geological future of the industry is in both international markets and deepwater because of the maturity and declining production of North American fields.
      Historically, the majority of our business was concentrated in the U.S. and Canada. Following the merger of EVI and Weatherford Enterra in 1998, we began a concerted program to expand our operations and shift more of our business internationally by utilizing the strength of our Drilling Services Division’s international presence to introduce new and existing products and services into these markets. Today, we operate in approximately 100 countries in the major oil and natural gas producing areas of North and Latin America, Europe, Africa, Russia, Commonwealth of Independent States (“CIS”), China, Southeast Asia and the Middle East. In 1998, our revenue split was 64% North America and 36% international. In 2004, our revenue split was 53% North America and 47% international.
      In 2004, our Drilling Services Division generated 55% of its revenues outside North America, and our Production Systems Division generated approximately 36% of its revenues from the same regions. With the increasing importance of international oil production, these divisions continue to focus on growth in international markets.
      Due to the maturity of the world’s oil and natural gas reservoirs, the accelerating production decline rates and the focus on complex deepwater prospects, technology has become increasingly critical to the marketplace. Customers continue to seek, test and prove production-enabling technologies at an increasing rate. Technology is an important aspect of our products and services as it helps us provide our customers with more efficient tools to find and produce oil and natural gas. We have invested a substantial amount of our time and resources in building our technology offerings. We believe our new, more efficient products and services are among the best in the industry and enable our customers to reduce their costs of drilling and production and/or increase production rates. Furthermore, these offerings afford us additional opportunities to sell our traditional core products and services to our clients.
Drilling Services Division
      Our Drilling Services Division provides products and services used by oil and natural gas companies, drilling contractors and other service companies to explore for, drill for and produce oil and natural gas. We estimate approximately two-thirds of the products and services offered by this division are used in the initial drilling and completion of oil and natural gas wells. The remainder of the products and services are used in connection with the production phases of wells, including maintenance, re-drilling, re-completion and other remediation and well installations. The principal products and services provided by this division are drilling methods, well construction, drilling tools and intervention services.

Drilling Methods
      Our drilling methods operations, which accounted for approximately 12% of our consolidated revenues during 2004, consist of a broad range of systems and products used during the drilling and servicing of oil and natural gas wells. These offerings include:
      Underbalanced Systems (“UBS”) — Our underbalanced systems help our clients safely improve the productivity of their reservoirs’ assets at less lifecycle cost by enhancing drilling and reservoir performance through a portfolio of UBS products and services. We provide these products and services through three disciplines: 1) Underbalanced Reservoir Drilling, 2) Performance Drilling, and 3) Managed Pressure Drilling.
      Underbalanced Reservoir Drilling is used in development, exploration and mature field applications to minimize formation damage and maximize productivity. Underbalanced Reservoir Drilling is defined as drilling with bottomhole pressure that is designed and maintained below reservoir pressure to intentionally invite fluid influx. This permits the reservoir to flow while the drilling takes place, thereby protecting the formation from damage by the drilling fluids.
      Traditional drilling methods, on the other hand, use weighted drilling fluids that not only prevent the flow of hydrocarbons during drilling but permeate the formation, sometimes causing significant formation damage and limiting the flow of hydrocarbons.

      One of the differentiators of our Underbalanced Reservoir Drilling offerings is our Suitable Underbalanced Reservoir Evaluation (“SURE”) Process. Our SURE Process utilizes various engineering and software tools to enhance a client’s ability to assess underbalanced drilling prospects with accuracy. The SURE Process targets the right reservoirs by comparing underbalanced versus overbalanced costs, production rates, projected revenue and net present value. We also offer simulation modeling, corrosion mitigation, on-site engineering, data analysis and supervision.
      Our Performance Drilling segment applies air, mist or foam drilling fluid systems to drill sub-hydrostatically. Performance Drilling is used primarily in hard rock applications to reduce drilling costs by increasing rate of penetration. We offer a variety of fluids, including air drilling systems, mist drilling systems, foam drilling systems, including our patented Trans-Foam® Recyclable Drilling Fluid System and aerated fluid drilling systems.
      Our Managed Pressure Drilling (“MPD”) segment is an advanced form of primary well control that uses a closed, pressurized fluid system that more precisely controls the wellbore pressure profile than mud weight adjustments alone. The main objective of MPD is to optimize drilling processes by decreasing non-productive time and mitigating drilling hazards.
      A full range of downhole equipment, such as high temperature motors, wireline steering tools, drill pipe, air rotary hammer drills, casing exit systems, downhole deployment valves and downhole data acquisition equipment, make our product offering unique. Another is surface equipment, such as specifically designed self-contained mobile or skid-mounted compression and nitrogen-membrane generation systems, rotating control heads to control well pressure while circulating drilling mediums during drilling, skid-mounted separators to separate oil, natural gas, drilling media and cuttings, choke manifolds and solids recovery systems.
      Underbalanced systems are considered to be particularly desirable for drilling in older fields and reservoirs where the downhole pressure has declined. We believe many older fields and reservoirs cannot be economically drilled other than through the use of underbalanced drilling. Although currently less than 5% of the world’s wells are drilled underbalanced, we anticipate an increasing percentage, at least 20%, of the world’s wells are likely to be drilled underbalanced during the next 5 to 10 years as familiarity with underbalanced services and their production benefit grows.
      Directional Drilling Services — Directional drilling services are used to drill a well on a pre-planned path, vertical or non-vertical, which includes deviated and horizontal wells. Our directional drilling business is strongly linked to our underbalanced systems business since 75% of all underbalanced wells are drilled directionally. Our directional drilling services group provides drilling engineering services and mechanical drilling systems including electromagnetic measurement-while-drilling (“EM/ MWD”) services, downhole drilling motors, buttonhole assemblies, orienter sub assemblies, re-entry services and wireline guidance tools.
      Reentry Services — Our reentry services include casing exit services and advanced multilateral systems. Conventional and advanced casing exit systems allow sidetrack and lateral drilling solutions for customers who either cannot proceed down the original well track or want to drill lateral wells from the main or parent wellbore. In addition, advanced multilateral systems, including selective reentry systems (“SRS”tm), allow numerous sidetracks from parent wellbores, pre-milled windows utilizing patented “key way” technology and advanced multilateral junction solutions.
      Drilling with Casing (“DwC”tm) — This technique eliminates the need for drill pipe and allows operators to simultaneously drill, case and evaluate oil and natural gas wells. Weatherford’s DwC technique eliminates downhole complexity and expensive rig modifications by reducing the number of trips downhole. Consequently, well construction is simplified, and productivity can be improved when drilling through the reservoir. Weatherford’s DwC offerings include drillshoe systems, XpandaBit, liner drilling systems, torque head top drive casing, reamer tools and centralizers.
      Pipeline and Specialty Services — Weatherford provides a range of services used throughout the lifecycle of pipelines and process facilities, onshore and offshore. Weatherford’s pipeline group can meet all the requirements of the pipeline, process, industrial and energy markets worldwide. We also can provide any service (or package of services) carried out on permanently installed customer equipment that involves inspecting, cleaning, drying, testing, improving production, running or establishing integrity from the wellhead out.

Well Construction
      Our well construction business spans tubular running, a full line of cementing products, liner systems and solid tubular expandable technologies. During 2004, this business segment generated approximately 21% of our consolidated revenues.
      Tubular Running Services — These services consist of a wide variety of tubular connection and installation services for the drilling, completion and workover of an oil and natural gas well. We offer an integrated package of total tubular services management that allows our customers to receive all of their tubular handling, preparation, inspection, cleaning and wellsite installation needs from a single source. We are a leader in rig mechanization technology used for the installation of tubing and casing and offer various products and services to improve rig floor operations by reducing staffing requirements, increasing operational effectiveness and improving safety. We offer computerized torque monitoring and testing services to ensure the integrity of tubular connection makeup. We also specialize in critical service installations where operating conditions, such as offshore, and/or metallurgical characteristics call for specific handling technology. Finally, our tubular running services include high-grade completion equipment installation services as well as cementation engineering services.
      Cementation Tools — Cementing operations are one of the most important and expensive phases in the completion of a well. According to Spears & Associates, we are the world’s leading producer of specialized equipment that allows operators to centralize the casing of the well and control the displacement of cement and other fluids. Our cementing engineers also analyze complex wells and provide detailed recommendations to help optimize cementing results. Our cementing products group also works closely with our Production Systems Division in designing integrated completion systems. Our cementing product line includes the following:

•	Centralizer Placement Software — Software for calculating centralizer spacing for optimum standoff.

•	Centralizers — A comprehensive range of products for varying applications and well conditions.

•	LoDRAGtm and LoTORQtm Centralizers — Mechanical friction-reduction systems for extended reach drilling and underpressured conditions where differential sticking risk is high.

•	Flow Enhancement Tools — Tools that improve cement flow.

•	Float Equipment — Drillable shoes and collars with float valves that provide higher flow rates.

•	Other Equipment — Cement baskets, guide shoes, retainers and bridge plugs, multiple stage tools and cementing plugs.
      Liner Systems — Liner hangers allow strings of casing to be suspended within a wellbore without having to extend the string to the surface and are used to isolate production zones and formations. Most directional wells include one or more liners because of the difficulty of designing casing programs compatible with high tensile tubulars. We offer both drilling and production liner hangers. Drilling liners are used to isolate areas within the well during drilling operations. Production liners are used in the producing area of the well to support the wellbore and to isolate various sections of the well. Our inflatable packer product line is used to service liner systems and includes annulus casing packers, inflatable production packers and inflatable straddle packer assemblies. We also offer specialized high pressure, high temperature, high performance inflatable thru-tubing and completion packers.
      Solid Tubular Expandable Technologies — Proprietary expandable tools are also being developed for downhole solid tubular applications in well remediation, well completion and well construction. Solid tubular expandable products at Weatherford include expandable liner hangers, used to create liners and seals, and MetalSkintm, used for well cladding to cut off zones, retro-fit corroded sections of casing and strengthen existing casing. Solid Tubular Expandables utilize both fixed cone and our compliant roller expansion technology. Weatherford currently expects to commercialize additional solid expandable applications during 2005 for well construction purposes, including open hole MetalSkintm clads for controlling unwanted fluid loss or influx, and slimbore drilling liners. Slimbore and, ultimately, monobore liner systems are designed to allow significant cost reductions by reducing consumables for drilling and completion of wells, allowing smaller rigs to be used and reducing cuttings removal needs. The benefits are derived because of expandable technologies’ potential to significantly reduce or eliminate the reverse-telescoping technique used historically for well design.

Drilling Tools
      We design and manufacture patented tools, including our drilling jars, rotating control heads and other pressure control equipment. We also offer a broad selection of third-party manufactured equipment and tools for the drilling, completion and workover of oil and natural gas wells. We offer these proprietary and non-proprietary drilling tools to our customers, primarily operators and drilling contractors, on a rental basis, allowing the customer to utilize unique equipment without the cost of holding that equipment in inventory. This business segment generated approximately 14% of our consolidated revenues during 2004.
      The rental of our proprietary and non-proprietary tools permits the equipment to be more efficiently used and allows us to receive value-added returns on the equipment. The breadth of our operations and locations allows us to manage and re-deploy our equipment to locations where the equipment is most needed. Our drilling tools include:

•	Drill pipe and related drill stem tools, drill collars, heavy weight pipe and drilling jars.

•	Fishing and downhole tools such as milling tools, casing cutters, fishing jars, spears and overshots, stabilizers, power swivels and bottom hole assemblies.

•	Pressure control equipment such as blow-out preventers, high pressure valves, accumulators, adapters and choke and kill manifolds.

•	Tubular handling equipment such as elevators, spiders, slips, tongs and kelly spinners.

Intervention Services
      Our intervention services, which generated approximately 10% of our consolidated revenues in 2004, help clients repair wells that have mechanical problems or that need work to prolong production to retrieve remaining oil and natural gas reserves. Our intervention products and services span the spectrum of fishing services, thru-tubing products and services, coiled tubing and wireline systems and production logging.
      Fishing Services — Fishing services are provided through teams of experienced fishing tool supervisors and a comprehensive line of fishing tools. Our teams provide conventional fishing services such as removing wellbore obstructions, including lost equipment, tools, drill string segments and other debris, that become caught during the drilling and completion of new wells. Specialty fishing tools required in these activities include fishing jars, milling tools, casing cutters, overshots and spears. Fishing services also provides well patches and extensive plug and abandonment services.
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

Competition
      We provide Drilling Services Division’s products and services worldwide, and we compete in a variety of distinct segments with a number of competitors. Our major competitors are Baker Hughes, Halliburton,

Schlumberger, Smith International and BJ Services. We also compete with Precision Drilling, Franks International and other regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on a number of factors including performance, safety, quality, reliability, service, price, response time and in some cases, breadth of products. We believe we are the industry leader in underbalanced services and tubular running services, and one of the largest providers of drilling products and cementation products in the world.
Production Systems Division
      In 2003, we formed our Production Systems Division, which provides completion systems, all forms of artificial lift and production optimization.

Completion Systems
      We offer our customers a comprehensive line of completion products as well as engineered and integrated completion systems for oil and natural gas fields. These products and services, which comprised approximately 14% of our 2004 consolidated revenues, include:
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
      Sand Screens — Sand production often results in premature failure of artificial lift and other downhole and surface equipment and can obstruct the flow of oil and natural gas. Conventional sand screen products are used in the fluid-solid separation processes and have a variety of product applications. Our primary application of well screens is for the control of sand in unconsolidated formations. We offer premium, pre-pack and wire-wrap sand screens.
      The Production Systems Division also operates the water well and industrial screen business of Johnson, which we acquired in 2001. Served markets include water well, petrochemical, polymer/extrusion, mining and general industrial applications.
      Expandable Sand Screens (“ESS”™) — Our Expandable Sand Screen systems are proprietary step-change sand control devices that reduce cost and improve production. The ESS consists of three layers, including slotted base pipe, filtration screens and an outer protective shroud. The ESS can be expanded utilizing a fixed cone and/or our proprietary rotary expansion system. This system enables the ESS to be compliant with the walls of the well, which aids productivity because it stabilizes the wellbore and prevents sand from migrating into it. The ESS can replace complex gravel packing techniques in many sand control situations. As of December 31, 2004, we had completed approximately 305 jobs worldwide with the installed length of ESS at approximately 190,000 feet, or 36 miles.
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

Artificial Lift Systems
      Artificial lift systems are installed in oil wells that do not have sufficient reservoir pressure to raise the oil to the surface or that need to supplement the natural reservoir pressures to produce oil from the well. There are six principal types of artificial lift technologies used in the industry. We are the leading producer of artificial lift systems and the only company in the world able to provide all forms of lift including progressing cavity pumps, reciprocating rod systems, gas lift systems, electrical submersible pumps, hydraulic and other lift systems. This business segment generated approximately 23% of our consolidated 2004 revenues.
      Progressing Cavity Pumps — A progressing cavity pump (“PCP”) is a downhole pump controlled by an above-ground electric motor system connected to the downhole pump via sucker rods for the production of oil. These pumps are among the most operationally efficient and are designed to work in wells of depths up to 6,000 feet with production between 10 to 4,500 barrels of oil per day. We are also developing high temperature progressing cavity pumps for steam assisted gravity drilling (“SAGD”) applications. PCPs have had particular success in heavy oil producing basins around the world.
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
      Electrical Submersible Pumps — An electrical submersible pump (“ESP”) is an electric pump and motor placed downhole near the producing reservoir that is driven by an electric motor controller and supply system above ground. ESPs are designed to operate at depths of 9,000 to 12,000 feet with volumes from 800 to 20,000 barrels per day. Prior to 1999, we did not provide ESPs to the industry. In 2002, we began manufacturing and distributing our own proprietary line of ESPs.
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
      Fracturing Technologies — Fracturing is a stimulation treatment routinely performed on oil and natural gas wells in low-permeability reservoirs. Our fracturing business is designed to provide a skill set for future use with our Drilling Methods Services. Current operations are in Texas and western Oklahoma. Its three differentiating features are: 1) cutting-edge equipment standardized to control inventory, maintenance and training costs; 2) robust chemical product portfolio with a focused research and development approach; and 3) a premier workforce with a shared desire to provide the most efficient and effective operations.

Production Optimization
      Production optimization is the process of increasing production, reducing production costs, or both, of oil and natural gas fields. The ultimate goal is to assist the operator in making better decisions that maximize profits. One of the major benefits of production optimization is that more production can be achieved through the existing infrastructure, deferring capital spending on the debottlenecking processes.
      We were one of the first companies to provide complete artificial lift well optimization services and products. We now offer proprietary software that works with artificial lift and intelligent completion systems to remotely monitor and control wells, as well as optimize field production, from a central location. During 2004, this business segment generated approximately 6% of our consolidated revenues.
      Well Optimization — By providing intelligence at the well site and intelligence at the desktop, we provide the producer with a unique solution for optimizing each well individually. For well site intelligence, we offer specific controllers for each type of artificial lift. These controllers contain computers with specific logic to control the well during changes in the reservoir, artificial lift equipment or the well components. The operational changes are based on the parameters set by the well operator, either at the well site or at a desktop computer. The desktop software provides advanced analytical tools that allow the operator to make changes by controlling the well directly or by changing the parameters that the controller is using to operate the well.
      Reservoir Optimization — Our Intelligent Completion Technology (“ICT”) uses optical sensing to allow operators to remotely monitor the downhole pressure, temperature, flow rate, phase fraction and seismic activity of each well and the surrounding reservoir. This advanced monitoring capability allows the operator to monitor the reaction of the reservoir to the production of the well. Combining this monitoring with multiple-zone downhole flow control allows field pressure management and shut off of unwanted flows of water or gas.
      Work Processes — We provide tools for optimizing work flow. These software tools assist the operators in tracking the needed operations to manage the field optimally. Tasks such as chemical injections, well workovers and injection allocation can easily generate unnecessary expenses by misprioritization of tasks, poor record-keeping and lack of analysis of the effectiveness of the total field operations. Our experienced consultants, coupled with advanced software tools, provide the operators with real-world answers on how to optimize the entire field’s operations.

Gas Services International
      Gas Services International (“GSI”) offers total process system solutions for all aspects of natural gas production, including compression, processing and offshore floating production systems. GSI is located in Singapore and primarily services the Asia Pacific and Middle East regions. In June 2004, management approved a plan to sell our non-core GSI compression fabrication business. The GSI compression fabrication business results of operations, financial position and cash flows have been reflected in our financial statements as a discontinued operation for all periods presented.

Competition
      In our Production Systems Division, our principal competitors include Baker Hughes, Halliburton, Schlumberger and BJ Services. We also compete with various smaller providers of completion equipment. In the area of intelligent wells, our main competitors are Schlumberger, Baker Hughes and WellDynamics. Robbins & Myers, Harbison Fischer, Lufkin, National-Oilwell and Dover Corporation are competitors exclusive to our artificial lift products. The principal methods of competition are performance, quality of products and services, reliability, price, technological innovation and industry reputation. According to Spears & Associates, we are a leading provider of completion equipment in the world and the world’s largest provider of progressing cavity pumps, reciprocating rod lift pump systems and hydraulic lift systems and are the only fully integrated provider of all lift systems.

Properties
      Our operations are conducted in approximately 100 countries. We currently have 83 manufacturing facilities and approximately 540 sales, service and distribution locations throughout the world. The following table describes the material facilities we owned or leased as of December 31, 2004:

	Facility	Property
	Size	Size		Principal Services and Products
Location	(Sq. Ft.)	(Acres)	Tenure	Offered or Manufactured

Drilling Services:
Pearland, Texas	261,927	60.64	Owned	Fishing, drilling equipment
Hassi Messaoud, Algeria	200,229	19.99	Leased	Fishing, liner hangers, underbalanced services
Houma, Louisiana	175,000	13.00	Owned	Cementing products
Houston, Texas(1)	173,000	18.19	Owned	Research and development
Forus, Norway(1)	153,654	11.40	Leased	Downhole services, well installation services, drilling equipment, thru tubing, cementing, fishing, re-entry, well intervention, completion systems
Nisku, Alberta, Canada	149,193	27.79	Owned	Drilling equipment, fishing, wireline, underbalanced services
Perth, Australia(1)	120,878	2.77	Leased	Well installation services, fishing, drilling equipment, completion systems
Neuquen, Argentina(1)	107,639	3.70	Leased	Well installation services, downhole and underbalanced services, fishing, cementing, drilling equipment
El Yopal, Colombia	85,078	2.61	Owned	Cementing, drilling equipment, fishing, tubulars
Ventura, California	81,355	4.53	Leased	Power tong equipment, well service work-over equipment
Corpus Christi, Texas	78,262	8.20	Owned	Fishing, drilling equipment, rotating control heads
Jakarta, Indonesia(1)	73,205	1.70	Leased	Fishing, drilling equipment, completion systems
Langenhagen, Germany(1)	71,834	3.41	Leased	Power and mechanized equipment, control systems, cementing products, completion systems, research and development
Darwin, Australia(1)	71,688	1.65	Leased	Well installation services, fishing, drilling equipment, completion systems
Houston, Texas	71,242	14.55	Owned	Directional drilling, jar repair, MWD guidance systems
Macaé, Brazil	66,908	11.68	Owned	Well installation, downhole and underbalanced services and cementing, completion and artificial lift products
Jakarta, Indonesia	61,375	1.43	Leased	Cementing
Production Systems:
New Brighton, Minnesota	211,600	25.75	Owned	Water well and industrial screens
Aberdeen, Scotland	148,379	8.67	Leased	Expandable slotted tubulars

	Facility	Property
	Size	Size		Principal Services and Products
Location	(Sq. Ft.)	(Acres)	Tenure	Offered or Manufactured

Houston, Texas	130,000	14.00	Owned	Sand screens
Woodward, Oklahoma	118,000	49.58	Leased	Reciprocating rod and hydraulic lift
Huntsville, Texas(1)	112,648	20.00	Owned	Liner hangers, packers, completion systems
Edmonton, Alberta, Canada	108,797	11.34	Owned	Reciprocating rod lift, progressing cavity pumps
Greenville, Texas	108,300	26.43	Owned	Reciprocating rod lift, electric submersible pumps
Nisku, Alberta, Canada	104,000	7.40	Owned	Reciprocating rod lift
Sao Leopoldo, Brazil	103,490	9.46	Owned	Progressing cavity pumps
Brisbane, Australia	98,658	4.04	Leased	Water well and industrial screens
Colorado Springs, Colorado	94,000	60.62	Owned	Reciprocating rod lift, electrical submersible pumps
Kingwood, Texas	83,500	10.47	Leased	Well optimization equipment
Caxias do Sul, Brazil(1)	81,590	17.49	Owned	Packers, liner hangers
Availles-en-Chatellerault, France	79,793	11.58	Leased	Screen fabrication
Scott, Louisiana	79,713	15.59	Owned	Tools for flow control, cased hole, safety valves
Longview, Texas	79,086	17.63	Owned	Reciprocating rod lift
Lloydminster, Alberta, Canada	77,700	6.81	Owned	Progressing cavity pumps
Rio Tercero, Argentina	77,611	7.11	Owned	Reciprocating rod and gas lift
Leetsdale, Pennsylvania	77,559	4.00	Leased	Drilling fluids, completion chemicals
New Iberia, Louisiana(1)	69,804	18.80	Owned	Liner hangers, sand screens, completion systems
Newcastle, Australia	67,576	4.35	Owned	Mining and urethane screens
Corporate:
Houston, Texas	254,438	—	Leased	Corporate offices

(1)	Facility is shared by both our Drilling Services and Production Systems Divisions.
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

Customers and Backlog
      Our principal customers consist of major and independent oil and natural gas producing companies. During 2004, 2003 and 2002, none of our customers individually accounted for more than 10% of consolidated revenues.
      Our backlog consists of customer orders for which a purchase order has been received, satisfactory credit arrangements exist and delivery is scheduled. The respective sales backlog was approximately $251 million as of January 2005 and approximately $165 million for the comparable period in the prior year. All backlog is expected to be shipped during 2005.

Research and Development and Patents
      We maintain world-class technology and training centers in Houston, Texas and Aberdeen, Scotland whose activities are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and enhanced reservoir productivity. Our expenditures for research and development totaled $83.6 million in 2004, $82.4 million in 2003 and $79.2 million in 2002.
      As many areas of our business rely on patents and proprietary technology, we have followed a policy of seeking patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance. In the U.S., we currently have 647 patents issued and over 460 pending. We have 900 patents issued in international jurisdictions and over 1,410 pending. We amortize patents over the years expected to be benefited, ranging from 3 to 20 years.
      Many of our patents provide us with competitive advantages in our markets. Important patented products and technologies include (1) our expandable slotted and solid tubular products, many of which are sold pursuant to a license from Shell, (2) our underbalanced drilling products and services, including our “Virtual Riser” offshore pressure control system, Williams high pressure rotating heads, internal riser rotating control heads for deepwater drilling and our chemicals and foam technology, (3) tubular running systems, including our “PowerScope” tong positioning system and our “StabMaster” tubular positioning system, (4) casing exit systems, including our “QuickCut” casing window milling system, (5) drilling with casing equipment and services including the “DrillShoe” and “ReamerShoe” casing shoes, expandable drill bit, including our “XpandaBit” and our drilling hazard mitigation services and (6) fiber optic sensing systems for intelligent completion systems.
      Although in the aggregate our patents are of considerable importance to the manufacturing and marketing of many of our products, we do not believe that the loss of one or more of our patents would have a material adverse effect on our business.

Seasonality
      Weather and natural phenomena can temporarily affect the sale and performance of our products and services. Spring months in Canada and winter months in the North Sea tend to negatively affect operations. In the summer of 2004, the Gulf of Mexico suffered an unusually high number of hurricanes that adversely impacted our operations. The widespread geographical locations of our operations serve to mitigate the impact of the seasonal nature of our business.

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
      In October 2002, we were notified by a third party that we may be a potentially responsible party to the Force Road Oil and Vacuum Truck Company Superfund site in Brazoria County, Texas. This matter is in the preliminary stages, and based on the information provided, if we are named as a party by the Texas Commission on Environmental Quality (“TCEQ”), it appears we will be a de minimus party.
      Our 2004 expenditures to comply with environmental laws and regulations were not material, and we currently expect the cost of compliance with environmental laws and regulations for 2005 also will not be material.

Employees
      We currently employ approximately 18,400 employees. Certain of our operations are subject to union contracts. These contracts, however, cover less than one percent of our employees. We believe that our relationship with our employees is generally satisfactory.
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
      From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” below and the following:

•	A downturn in market conditions could affect projected results. Any material changes in oil and natural gas supply and demand, oil and natural gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information we provided. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. During 2003 and 2004, worldwide drilling activity increased; however, if an extended regional and/or worldwide recession were to occur, it would result in lower demand and lower prices for oil and natural gas, which would adversely affect drilling and production activity and therefore would affect our revenues and income. We have assumed increases in worldwide demand will continue throughout 2005.

•	Availability of a skilled workforce could affect our projected results. The workforce and labor supply in the oilfield service industry is aging and diminishing such that there is an increasing shortage of available skilled labor. Our forward-looking statements assume we will be able to recruit and maintain a sufficient skilled workforce for activity levels.

•	Increases in the prices of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range. If we are unable to minimize the impact of increased raw materials costs through our supply chain initiatives or by passing through these increases to our customers, our margins and results of operations could be adversely affected.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology through leverage of our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to underbalanced systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services.

•	Nonrealization of expected benefits from our 2002 corporate reincorporation could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of our reincorporation, including improvements to our global tax position and cash flow. An inability to realize expected benefits of the reincorporation in the anticipated time frame, or at all, would negatively affect the anticipated benefit of our corporate reincorporation.

•	A decline in the fair value of our investment in Universal that is other-than-temporary would adversely affect our projected results. In the third quarter of 2002, we recorded a write-down in the carrying value of the investment. We can make no assurances that there will not be an additional decline in value of our investment in Universal. Any decline may result in an additional write-down in the carrying value of our investment in Universal and would adversely affect our results.

•	The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of December 31, 2004, we had approximately $1.7 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currencies.

•	Adverse weather conditions in certain regions could aversely affect our operations. In the summer of 2004, the Gulf of Mexico suffered an unusually high number of hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. Similarly, an unusually warm Canadian winter or unusually rough weather in the North Sea could reduce our operations and revenues from those areas during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will not deviate significantly from historical patterns.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies. Any further military action undertaken by the U.S. or other countries could adversely affect our results of operations.

Risk Factors
      An investment in our common shares involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described below, as well as other information included and incorporated by reference in this report.

We have significant foreign operations that would be adversely impacted in the event of war, political disruption, civil disturbance, economic and legal sanctions and changes in global trade policies.
      Like most multinational oilfield service companies, we have operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia Pacific region and the CIS that are subject to risks of war, political disruption, civil disturbance, economic and legal sanctions (such as restrictions against countries that the U.S. government may deem to sponsor terrorism) and changes in global trade policies. Our operations may be restricted or prohibited in any country in which these risks occur. In particular, the occurrence of any of these risks could result in the following events, which in turn, could materially and adversely impact our results of operations:

•	disruption of oil and natural gas exploration and production activities;

•	restriction of the movement and exchange of funds;

•	inhibition of our ability to collect receivables;

•	enactment of additional or stricter U.S. government or international sanctions; and

•	limitation of our access to markets for periods of time.

Our significant operations in foreign countries expose us to currency fluctuation risks.
      Approximately 36.7% of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive income in the shareholders’ equity section in our Consolidated Balance Sheets. We recognize remeasurement and transactional gains and losses on currencies in our Consolidated Statements of Operations. Such remeasurement and transactional losses may adversely impact our results of operations.
      In certain foreign countries, a component of our cost structure is U.S. dollar denominated, whereas our revenues are partially local currency based. In those cases, a devaluation of the local currency would adversely impact our operating margins.

Our results of operations are impacted by Universal Compression’s results of operations.
      We own approximately 21% of Universal Compression Holdings, Inc.’s outstanding common stock as a result of the merger of our Compression Services Division with a Universal subsidiary in February 2001 and the subsequent sale of 7.0 million shares of common stock in 2004. We account for this ownership interest using the equity method of accounting, which requires us to record our percentage interest in Universal’s results of operations in our consolidated statements of operations. Accordingly, fluctuations in Universal’s earnings will cause fluctuations in our earnings.

We are a Bermuda exempted company, and it may be difficult for you to enforce judgments against us or our directors and executive officers.
      We are a Bermuda exempted company. As a result, the rights of holders of our shares will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions. One of our directors and some of the named experts referred to in this report are not residents of the U.S., and a substantial portion of our assets are located outside the U.S. As a result, it may be difficult for investors to effect service of process on those persons in the U.S. or to enforce in the U.S. judgments obtained in

U.S. courts against us or those persons based on the civil liability provisions of the U.S. securities laws. Uncertainty exists as to whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the U.S., against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.

Our bye-laws restrict shareholders from bringing legal action against our officers and directors.
      Our bye-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the officer or director. This waiver limits the right of shareholders to assert claims against our officers and directors unless the act or failure to act involves fraud or dishonesty.

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
      We are also subject to various federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have in recent years become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties. While we are not currently aware of any situation involving an environmental claim that would be likely to have a material adverse effect on our business, it is always possible that an environmental claim with respect to one or more of our current businesses or a business or property that one of our predecessors owned or used could arise and could involve material expenditures.

Uninsured judgments or a rise in insurance premiums could adversely impact our results.
      Although we maintain insurance to cover potential claims and losses, we could become subject to a judgment for which we are not adequately insured. Additionally, the terrorist attacks that occurred in the U.S. in 2001, as well as other factors, have generally increased the cost of insurance for companies, including ours. Significant increases in the cost of our insurance and more restrictive coverages may adversely impact our results of operations.

Customer credit risks could result in losses.
      The concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. Further, laws in some jurisdictions in which we operate could make collection difficult or time consuming. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we cannot assure such reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations.

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
      On June 26, 2002, the stockholders and Board of Directors of Weatherford International, Inc. approved our corporate reorganization, and Weatherford International Ltd., a newly formed Bermuda company, became the parent holding company of Weatherford International, Inc. The realization of the tax benefit of this reorganization could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing jurisdictions. The inability to realize this benefit could have a material impact on the Company’s financial statements.

Low oil and natural gas prices adversely affect demand for our products and services.
      Low oil and natural gas prices adversely affect demand throughout the oil and natural gas industry, including the demand for our products and services. As prices decline, we are affected in two significant ways. First, the funds available to our customers for the purchases of goods and services decline. Second, exploration and drilling activity declines as marginally profitable projects become uneconomic and are either delayed or eliminated. Accordingly, when oil and natural gas prices are relatively low, our revenues and income will be adversely affected.

The market price of our common shares may fluctuate.
      Historically, the market price of common shares of companies engaged in the oil and natural gas industry has been highly volatile. Likewise, the market price of our common shares has varied significantly in the past. News announcements and changes in oil and natural gas prices, changes in the demand for oil and natural gas exploration and changes in the supply and demand for oil and natural gas have all been factors that have affected the price of our common shares.

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
      See “Item 1. Business — Other Business Data — Federal Regulation and Environmental Matters” on page 12 of this report, which is incorporated by reference into this item.
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
      No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters
      Our common shares are traded on the New York Stock Exchange under the symbol “WFT.” As of March 7, 2005, there were 2,298 shareholders of record. Additionally, there were 654 stockholders of Weatherford International, Inc. as of the same date who had not yet exchanged their shares. The following table sets forth, for the periods indicated, the range of high and low sales prices per common share as reported on the New York Stock Exchange:

	Price

	High	Low

Year ending December 31, 2004
First Quarter	$47.10	$35.82
Second Quarter	45.98	39.68
Third Quarter	51.55	42.91
Fourth Quarter	55.24	48.65
Year ending December 31, 2003
First Quarter	$42.67	$35.05
Second Quarter	47.70	37.07
Third Quarter	41.74	34.91
Fourth Quarter	39.00	31.30
      On March 7, 2005, the closing sales price of our common shares as reported by the New York Stock Exchange was $60.65 per share. We have not declared or paid cash dividends on our common shares since 1984, and we do not currently anticipate paying cash dividends on our common shares at any time in the foreseeable future.
      In addition to our common shares, we have outstanding $910.0 million face amount of Zero Coupon Convertible Senior Debentures due 2020. These debentures were issued by Weatherford International, Inc. and have the following material terms:

•	Mature on June 30, 2020.

•	Original discount of $408.4 million, providing the holders with an annual 3.0% yield to maturity.

•	Holders may convert at any time prior to maturity at a conversion rate of 9.9970 common shares per $1,000 principal amount at maturity.

•	We may redeem these debentures on or after June 30, 2005 at the accreted principal amount at the time of redemption.

•	Holders also may require us to repurchase these debentures on June 30, 2005, June 30, 2010 and June 30, 2015 at the issue price plus accrued original issue discount, and after June 30, 2005 we may, at our election, repurchase the debentures for cash, common shares or a combination thereof at any time.

•	The debentures are unsecured obligations ranking equal in right of payment with all other unsecured and unsubordinated indebtedness and ranking senior to any future subordinated indebtedness.
      On February 28, 2002, we issued a warrant to purchase up to 3.2 million of our common shares at $60.00 per share as part of the consideration given to obtain a worldwide license to Shell Technology Ventures Inc.’s expandable technology. This warrant has a nine-year exercisable life beginning one year after the issue date.
      Information concerning securities authorized for issuance under equity compensation plans is set forth in Part III of this report under “Item 12. Security Ownership of Certain Beneficial Owners and Management — Equity Compensation Plan Information,” which is incorporated herein by reference.

Item 6.	Selected Financial Data
      The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The following information may not be deemed indicative of our future operating results:

	Year Ended December 31,

	2004(a)	2003(b)		2002(c)	2001(d)	2000(d)(e)

	(In thousands, except per share amounts)
Statements of Operations Data:
Revenues	$3,131,774	$2,562,034		$2,288,424	$2,291,732	$1,781,548
Operating Income	415,747	286,217		63,408	406,100	119,676
Income (Loss) From Continuing Operations	337,299	147,243		(6,959)	212,008	(39,369)
Basic Earnings (Loss) Per Share From Continuing Operations	2.52	1.16		(0.06)	1.86	(0.36)
Diluted Earnings (Loss) Per Share From Continuing Operations	2.35	1.12		(0.06)	1.74	(0.36)
Balance Sheet Data:
Total Assets	$5,543,482	$4,994,324	(f)	$4,494,989	$4,296,362	$3,461,579
Long-term Debt(g)	1,404,431	1,379,611		1,513,907	1,499,794	1,132,676
Shareholders’ Equity	3,313,389	2,708,068		1,974,496	1,838,240	1,338,458 (h)
Cash Dividends Per Share	—	—		—	—	—
      Years 2003 and prior have been restated to reflect our 2004 decision to sell our non-core Gas Services International compression fabrication business. This business has been reflected as a discontinued operation.

(a)	In 2004, we recorded a $77.6 million gain on the sale of Universal common stock. There was no income tax impact related to the sale.

(b)	In August 2003, we incurred $20.9 million, $13.6 million net of taxes, of debt redemption expenses related to the early extinguishment of our Convertible Preferred Debentures.

(c)	In 2002, we recorded a $217.1 million non-cash write-down of our investment in Universal and a $15.4 million restructuring and asset impairment charge related to a rationalization of our businesses in light of industry conditions. The net after tax impact of these charges was $156.2 million.

(d)	The years ended December 31, 2001 and 2000 reflect goodwill amortization, net of taxes, of $36.9 million and $34.3 million, respectively. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 and ceased the amortization of goodwill.

(e)	In connection with the merger of essentially all of our Compression Services Division into Universal and the resulting de-consolidation of our division, we recognized an impairment charge of $56.3 million, $43.0 million net of taxes, and a $76.5 million deferred tax provision.

(f)	Certain 2003 deferred tax amounts have been reclassified to conform with current year presentation. The reclassification of these balances resulted in a $47.7 million reduction of the current income tax liability and net deferred tax asset as of December 31, 2003.

(g)	Includes our Zero Coupon Convertible Senior Debentures.

(h)	In April 2000, we distributed our Grant Prideco, Inc. subsidiary to holders of our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2004, and our capital resources and liquidity as of

December 31, 2004 and 2003. Our discussion begins with an executive overview which provides a general description of our company today, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for 2005 and 2006. Next, we analyze the results of our operations for the last three years, including the trends in the overall business and our operating segments, followed by a summary of our 2003 and 2002 severance, restructuring and asset impairment charges. Then we review our cash flows and liquidity, capital resources and contractual commitments. We conclude with an overview of our critical accounting judgments and estimates and a summary of recently issued accounting pronouncements.
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
Overview

General
      Weatherford provides equipment and services used for drilling, completion and production of oil and natural gas wells throughout the world. We conduct operations in approximately 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our offerings include drilling methods, drilling tools, well construction, intervention services, completion systems, production optimization and all forms of artificial lift. We offer step-change technologies, including expandable technology, production optimization systems, underbalanced services and drilling with casing. We operate under two segments: Drilling Services and Production Systems.
      In June 2004, we undertook a plan to sell our Gas Services International compression fabrication business. Results of this business were formerly reported within our Production Systems business segment and have been reclassified as a discontinued operation for all periods presented.
      Effective June 26, 2002, we changed our place of incorporation to Bermuda. Weatherford International Ltd. (“Weatherford Limited”), a Bermuda exempted company, became the parent holding company of Weatherford International, Inc. (“Weatherford Inc.”) following a corporate reorganization. Each share of common stock of Weatherford Inc. automatically converted into the right to receive a common share of Weatherford Limited. Thus, the stockholders of Weatherford Inc. became the shareholders of Weatherford Limited. The reorganization has been accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to our consolidated amounts of assets, liabilities or shareholders’ equity.

Industry Trends
      Changes in the current price and expected future prices of oil and natural gas influence the level of energy industry spending. Changes in expenditures result in an increased or decreased demand for our products and services. Rig count is an indicator of the level of spending for the exploration for and production of oil and natural gas reserves.

      The following chart sets forth certain statistics that reflect historical market conditions:

			North
		Henry Hub	American Rig	International Rig
	WTI Oil(1)	Gas(2)	Count(3)	Count(3)

2004	$43.45	$6.149	1,686	869
2003	32.52	6.189	1,531	803
2002	31.20	4.789	1,204	753

(1)	Price per barrel as of December 31 — Source: Applied Reasoning, Inc.

(2)	Price per MM/ BTU as of December 31 — Source: Oil World

(3)	Average rig count for December — Source: Baker Hughes Rig Count
      Although oil and natural gas prices have continued to fluctuate over the last several years, the average annual price of oil and natural gas has continued to increase. Oil prices ranged from a high of $55.17 per barrel in October of 2004 to a low of $17.97 per barrel in January of 2002. Natural gas prices ranged from a high of $9.58 per MM/ BTU in February of 2003 to a low of $1.91 per MM/ BTU in January of 2002. Factors influencing oil and natural gas prices during the three year period include persistent low inventories, strong economic growth in both the U.S. and China, the lack of excess capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty, including the uncertainty of Iraqi oil production.
      Historically, the majority of worldwide drilling activity has been concentrated in North America. From mid-1999 through mid-2001, North American rig count improved steadily, peaking in the first quarter of 2001 at a quarterly average of 1,636 rigs. The level of drilling and completion spending in North America also improved steadily for this same time period with an overall improvement greater than 100%. During the latter part of 2001, the rig count started to decline, and the decline continued through mid-2002. Since mid-2002, the North American rig count has improved to a fourth quarter 2004 rig count average of 1,674 rigs; furthermore, according to Spears & Associates, the 2004 level of drilling and completion spending in North America improved approximately 30% from 2001 spending levels.
      Drilling and completion spending has grown faster in international markets than in North America. According to Spears & Associates international drilling and completion spending has steadily increased since 1999, and the total spending in 2004 reached record levels of over $50 billion (excluding Russia and China). The international market experienced an 8% improvement in the 2004 average annual rig count as compared to the previous year and a 5% improvement in 2003 as compared to 2002. In 2004, rig count activity improvements of 19%, 11% and 9% in Latin America, Asia Pacific and the Middle East, respectively, offset declines in Europe and Africa.

Opportunities and Challenges
      The nature of our industry offers many opportunities and challenges. We have created a long-term strategy aimed at growing our business, servicing our customers, and most importantly, creating value for our shareholders. The success of our long-term strategy will be determined by our ability to withstand the cyclicality of the energy industry, adjust and adapt to industry changes, lower our cost structure, and successfully commercialize new technologies.
      The cyclicality of the energy industry impacts the demand for our products and services. Certain of our products and services, such as our well installation services and well completion services, depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our artificial lift systems, are dependent on production activity. Furthermore, we are in the midst of a major secular change in the industry. Capital spending is leaving the U.S. oilfield as production decline rates are accelerating in the mature North American fields. Capital that was formerly invested in the U.S. is being redistributed internationally, primarily in large project developments underway in Russia, the Caspian Region and the Middle East. Excluding China and the CIS, international expenditures for drilling and completion already represent about 50% of the industry total. Opportunities will exist for those companies that can capture a large share of the Eastern Hemisphere growth without incurring undue risk. Throughout 2003 and 2004, we have expanded the size and scope of our infrastructure to a large cross section of the Caspian Region, Middle East and North Africa. Leveraging our extensive footprint outside of North America and our expansion into the Eastern Hemisphere have become increasingly important components of our international growth strategy, and management intends to execute these components of our strategy either through organic means or acquisitions, or a combination thereof.
      While leveraging our international footprint, we commenced efforts to reduce our cost structure company-wide. In 2003, we realigned our three divisions into two. This move permanently lowered our cost structure and generated operating efficiencies in both our manufacturing and service infrastructures. We began a supply chain management program, and in 2004 we were able to reduce our manufacturing costs, improve product quality and accelerate the delivery of our products to the market. We will continue to commit resources to this effort in 2005 and beyond; however, the primary barrier to this strategy is the ability to reduce the cost structure without disrupting the normal course of business.
      The maturity of the world’s oil and natural gas reservoirs, the accelerating production decline rates and the focus on complex deepwater wells are causing changes throughout our industry. Customers are demanding more efficient tools to produce oil and natural gas. We have invested a substantial amount of our time and capital into raising the technology content of our products and services, and a component of our growth strategy depends upon the successful commercialization of these technologies.

Outlook
      In general, we believe the outlook for our businesses is favorable. As decline rates are accelerating and reservoir productivity complexities are increasing, our clients are having difficulty securing desired rates of production growth. Assuming the demand for hydrocarbons does not weaken, these phenomena provide us with the following general market assumptions:

•	Beyond 2005, North American rig activity will flatten out and earnings and returns will result from market share, technology and pricing.

•	The international markets will flourish, with the Eastern Hemisphere standing out as the strongest market.

•	The North Sea will begin a multi-year recovery phase, albeit from a very low current activity level.

•	Technologies that improve productivity will do increasingly well in the upcoming years.

2005 and 2006 Outlook
      Looking into 2005 and 2006 on a worldwide basis, we expect average rig activity to grow about 5% as compared to fourth quarter 2004 levels and we expect our business to grow at a slightly faster rate than the underlying activity.
      Geographic Markets. Both Canada and the U.S. should experience modest improvements in rig activity. Improvements in the U.S. will result from land projects. Deepwater activity is expected to be strong in 2005 and 2006 as a number of projects are scheduled to start throughout the next 24 months. Any improvement in the Gulf’s shelf activity is currently speculative and we expect a slight volume increase in Latin America with improvements stemming from Brazil and Venezuela. The North Sea is expected to show substantial growth throughout 2005 and 2006 due to under-investment and concurrent production declines, underutilization of the available infrastructure and encouraging governmental policies. Excluding the North Sea, we expect growth in the Eastern Hemisphere to initially originate from the Caspian Region, the Middle East and sections of Africa. Later, we expect the growth to spread to sub-Sahara Africa, Russia and pockets of Asia Pacific.
      Pricing. The overall pricing outlook is uncertain. It is possible the U.S. market has further upside, but we are unsure of the magnitude of the increase that may be realized. We expect improvements to be product and service line specific and are seeing momentum in the international marketplace. Pricing improvements are on a contract-by-contract basis and not a simultaneous movement. We expect this phenomenon to continue in the international markets throughout 2005 and 2006.
      Business Segments. Overall, we expect both our operating segments to outpace market activity. In our Drilling Services Division, underbalanced systems is expected to have the highest growth rate followed by our new product lines of well construction and proprietary drilling tools. We expect strong growth from our underbalanced systems in Asia Pacific, Latin America, Middle East and North Africa. Our proprietary drilling tools are expected to gain market share offshore and in the international markets. Furthermore, we expect our well construction product line to gain deepwater market share in both the U.S. and international markets. In our Production Systems Division, we anticipate our production optimization product lines to have the highest growth rate. The largest fields of application for this technology should come from Latin America, Russia and Asia.
      Technology. We expect the need for new technologies to increase, and we remain committed to increasing the technology content of our products and services. We expect revenues from our technology products to grow throughout 2005 as commercialization of our new technologies occurs and market acceptance of our current technologies increases.
      Overall, the level of market improvements for our businesses in 2005 will continue to depend heavily on our ability to contain our costs, our gains in market share outside North America, primarily in the Eastern Hemisphere, and the acceptance of our new technologies. The continued strength of the industry is uncertain and will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

Results of Operations
      The following charts contain selected financial data comparing our consolidated and segment results from operations for 2004, 2003 and 2002. Prior period amounts have been restated to reflect the impact of our discontinued operation.

Comparative Financial Data

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except percentages
	and per share data)
Revenues:
Drilling Services	$1,773,295	$1,493,604	$1,374,867
Production Systems	1,358,479	1,068,430	913,557

	3,131,774	2,562,034	2,288,424
Gross Profit %:
Drilling Services	33.9%	31.9%	31.5%
Production Systems	27.3	26.7	28.4

	31.1	29.8	30.3
Research and Development:
Drilling Services	$41,090	$41,996	$33,461
Production Systems	42,462	40,443	45,732

	83,552	82,439	79,193
Selling, General and Administrative Attributable to Segments:
Drilling Services	231,683	200,138	177,690
Production Systems	208,556	166,467	135,820

	440,239	366,605	313,510
Corporate General and Administrative	55,889	42,202	43,998
Equity in (Earnings) Losses of Unconsolidated Affiliates, Net of Impairment Charge	(22,405)	(14,947)	192,753
Operating Income (Expense):
Drilling Services	329,118	234,659	222,265
Production Systems	120,113	78,813	77,894
Corporate	(33,484)	(27,255)	(236,751	)(a)

	415,747	286,217	63,408
Gain on Sale of Universal Common Stock	77,642	—	—
Interest Expense	(63,562)	(76,447)	(85,419)
Debt Redemption Expense	—	(20,911)	—
Other, Net	(2,926)	8,747	7,790
Effective Tax Rate	21.5%	25.9%	44.7%
Income (Loss) from Continuing Operations per Diluted Share	$2.35	$1.12	$(0.06)
Income (Loss) from Discontinued Operation, Net of Taxes	(7,153)	(3,891)	929
Net Income (Loss) per Diluted Share	2.30	1.09	(0.05)
Depreciation and Amortization	255,884	232,417	214,739

(a)	Includes $217.1 million related to a write-down in our investment in Universal and $15.4 million for a restructuring and asset impairment charge related to a rationalization of our businesses in light of industry conditions. The net after tax impact of these charges was $156.2 million.

Consolidated Revenues by Geographic Region

	Year Ended
	December 31,

	2004	2003	2002

U.S.	36%	33%	33%
Canada	17	17	14
Latin America	10	10	9
Europe, CIS and West Africa	18	20	20
Middle East and North Africa	12	12	13
Asia Pacific	7	8	11

Total	100%	100%	100%

Company Results

Revenues
      Consolidated revenues increased $569.7 million, or 22.2%, in 2004 as compared to 2003 and were the result of growth in all of our regions. North American revenues increased $371.6 million, or 28.6%, and included increases of 33.4% and 19.4% in the U.S. and Canada, respectively. This 28.6% increase compared to an 11% increase in the average annual North American rig count. Price increases in the U.S. market implemented during the second quarter of 2004, strong heavy oil activity and product specific U.S. market share gains were key contributors to revenue growth in addition to the increase in activity. International revenues improved by $198.1 million, or 15.7%, as compared to the 8% increase in average annual international rig count. All international regions experienced revenue growth, led by increases of 24.3% in the Middle East and North Africa, 22.3% in Latin America and 10.8% in Europe, CIS and West Africa. From a worldwide product line perspective, our highest revenue growth was from our production optimization, artificial lift and drilling methods products and services.
      Consolidated revenues increased $273.6 million, or 12.0%, in 2003 as compared to 2002 primarily as a result of growth in international business, revenue contributions from our 2002 acquisitions and technology product lines. This increase was partially offset by weaker U.S. pricing. North American revenues increased $202.7 million, or 18.5%, due to a 28% increase in the average annual North American rig count and a $33.6 million contribution from 2002 acquisitions. Our international revenues improved $70.9 million, or 5.9%, as compared to a 5% increase in the average annual international rig count. Revenues from our Latin America, Europe, CIS and West Africa and Middle East and North Africa regions increased 20.4%, 11.3% and 3.7%, respectively and were partially offset by a 13.2% decline in our Asia Pacific region.

Gross Profit
      Our gross profit as a percentage of revenues increased from 29.8% in 2003 to 31.1% in 2004. The increase is due primarily to product mix, stronger North American pricing and benefits from our supply chain initiatives. The 2003 gross profit percentage includes a $5.3 million charge for severance and severance related costs.
      During 2003, our gross profit percentage declined to 29.8% as compared to 30.3% in 2002. The decline is primarily attributable to pricing pressures in the U.S. market and a shift in our product mix. In the fourth quarter of 2001, the U.S. market started to weaken, and we experienced the beginnings of lower volume and pricing pressures that continued throughout 2002 and 2003. Our 2002 gross profit percentage was also impacted by our restructuring and asset impairment charge recorded during the year.

Research and Development
      Research and development expenses increased $1.1 million, or 1.4%, in 2004 as compared to 2003 and $3.2 million, or 4.1%, in 2003 as compared to 2002. Research and development expenses as a percentage of revenues were 2.7%, 3.2% and 3.5% in 2004, 2003 and 2002, respectively. The increases in expenditures beginning in 2002 reflect our commitment to developing and commercializing new products and services, including underbalanced systems, expandable tubular technology, optical sensing systems and production optimization systems, as well as investing in our core product offerings.

Selling, General and Administrative Attributable to Segments
      Selling, general and administrative expenses attributable to segments as a percentage of revenues was 14.1% in 2004, 14.3% in 2003 and 13.7% in 2002. Excluding the impact of severance and severance related costs, selling, general and administrative expenses attributable to segments remained relatively consistent from 2003 to 2004. The increase in 2003 from 2002 is due primarily to $5.6 million of additional intangible asset amortization, $4.8 million in increased insurance costs, $2.0 million of severance and severance related costs recorded in connection with the realignment of our segments and $1.0 million of employee stock-based compensation expense.

Corporate General and Administrative
      Corporate general and administrative expenses increased $13.7 million, or 32.4%, from 2003 to 2004 primarily as a result of increased costs associated with our Sarbanes-Oxley Section 404 project and benefit related expenses. Excluding the $4.5 million of transaction related expenses incurred in connection with our 2002 reorganization, 2003 Corporate general and administrative expenses increased by $2.6 million. Increased insurance costs and additional employee benefit expenses, including the expensing of employee stock-based compensation resulting from the adoption of SFAS No. 123, were the primary factors for the increase.

Equity in (Earnings) Losses of Unconsolidated Affiliates
      Equity in (earnings) losses of unconsolidated affiliates increased $7.5 million, or 49.9%, from 2003 to 2004. Excluding $4.4 million, our portion of Universal Compression’s debt restructuring charge incurred in 2003, our equity in (earnings) losses of unconsolidated affiliates increased $3.1 million during 2004, due primarily to an increase in Universal Compression’s earnings. Our 2002 equity in (earnings) losses of unconsolidated affiliates includes a $217.1 million write-down of our investment in Universal Compression, as we determined the decline in market value was other-than-temporary.

Gain on Sale of Universal Common Stock
      We sold 7.0 million shares of Universal Compression common stock during 2004. We received net proceeds of $231.8 million and recognized a gain of $77.6 million with no related tax impact.

Interest Expense
      Interest expense decreased $12.9 million, or 16.9%, in 2004 as compared to 2003. The benefits from the redemption of our $402.5 million Convertible Preferred Debentures in the third quarter of 2003, our interest rate swap transactions and lower overall short-term debt balances were partially offset by a full year of interest expense related to the October 2003 issuance of our $250.0 million 4.95% Senior Notes.
      In 2003, our interest expense decreased $9.0 million from 2002 primarily related to the redemption of our $402.5 million Convertible Preferred Debentures in the third quarter of 2003, the full year benefit generated by interest rate swaps on our 7 1/4% Senior Notes and lower interest rates on our short-term borrowings. This decrease was partially offset by additional interest expense associated with the October 2003 issuance of our $250.0 million 4.95% Senior Notes.

Other, Net
      Our other, net decreased approximately $11.7 million from 2003 to 2004 primarily due to foreign currency losses as the U.S. dollar weakened against various foreign currencies.

Income Taxes
      Our effective tax rates were 21.5% in 2004, 25.9% in 2003 and 44.7% in 2002. The gain on sale of Universal common stock in 2004 had no related tax effects. Excluding the sale, our 2004 effective tax rate was 26.2% and relatively flat compared to 2003. The 2002 effective tax rate was 32.2% excluding the write-down in our investment in Universal, the restructuring and asset impairment charge and related taxes. The decrease in the effective tax rate from 2003 to 2002, excluding the impact of these changes, reflects the continued benefits realized from our June 2002 corporate reorganization.
Segment Results

Drilling Services
      Drilling Services revenues increased $279.7 million, or 18.7%, in 2004 as compared to 2003 and increased $118.7 million, or 8.6%, in 2003 as compared to 2002. North American revenues increased $149.0 million, or 22.9%, due primarily to the 11% increase in North American rig count and price increases in the U.S. market implemented during the second quarter of 2004. International revenues increased $130.7 million, or 15.5%, and experienced growth in all regions led by increases of 27.9% in Latin America and 26.6% in the Middle East and North Africa. The increase in international revenues was nearly two times the increase in activity as measured by the international rig count, which increased 8%. This reflects our continued investment in the Eastern Hemisphere and new product offerings. On a product line basis, Drilling Services’ highest revenue growth was from its drilling methods and drilling tools products and services which improved 23.8% and 20.4%, respectively.
      North American revenues increased 16.7% in 2003, primarily as a result of a 28% increase in the average annual North American rig count and were offset by lower pricing in the U.S. International revenues increased 3.1% in 2003 as compared to a 5% increase in the average annual international rig count. The most significant 2003 international growth was in our Latin America and the Middle East and North Africa regions, where revenues increased 19.1% and 8.8%, respectively. This was offset by decreases of 3.1% and 3.0%, in Europe, CIS and West Africa and Asia Pacific, respectively.
      Our gross profit as a percentage of revenue was 33.9% in 2004, 31.9% in 2003 and 31.5% in 2002. The increase in our gross profit percentage in 2004 was due primarily to improved pricing in the U.S. market and product mix.
      Research and development expenses were relatively flat from 2003 to 2004 and increased $8.5 million, or 25.5%, in 2003 as compared to 2002. This increase and the current level of research and development expenditures reflect the division’s continued focus on developing products that enhance its core offering and new technologies, such as expandable solids technology.
      Selling, general and administrative expenses as a percentage of revenues were 13.1% in 2004, 13.4% in 2003 and 12.9% in 2002. Excluding our 2003 severance costs of $0.5 million, the decrease in 2004 is primarily attributable to a higher revenue base and benefits from our cost reduction initiatives. The increase in 2003 as compared to 2002 is related primarily to an increase in costs associated with the continued expansion of our underbalanced systems infrastructure and well interventions group and higher intangible asset amortization.

Production Systems
      Revenues in our Production Systems segment increased $290.0 million, or 27.1%, in 2004 as compared to 2003. This increase was driven primarily by higher demand for our artificial lift product lines and our technology offerings in our production optimization product lines, which realized sequential improvements of 30.6% and 38.7%, respectively. From a geographic perspective, all of our regions generated revenue increases in 2004 as compared to 2003. Our North American revenues increased $222.7 million, or 34.4%, and included increases of $162.4 million, or 49.0%, and $60.3 million, or 19.1%, in the U.S. and Canada, respectively. Improvements in the U.S., beyond the increase in activity, were primarily due to increases in product mix and pricing. International revenues increased $67.3 million, or 16.0%, over 2003 and were led by revenue growth of 24.3% in Europe, CIS and West Africa, 16.2% in Latin America and 14.6% in Middle East and North Africa.

      Our 2003 revenues increased $154.9 million, or 17.0%, as compared to the preceding year due to higher technology product sales and the incremental revenue contributions from acquisitions integrated into this division. In the fourth quarter of 2002, we acquired Clearwater International, which provides key proprietary products and fluid technology for underbalanced systems as well as the pipeline and specialty services business. Our North American revenues increased $109.7 million, or 20.4%, in 2003 related primarily to higher activity levels in Canada and incremental revenue contributions from a 2002 acquisition. International revenues increased $45.2 million, or 12.0%, over 2002 and were led by revenue growth of 75.3% in Europe, CIS and West Africa and 21.8% in Latin America. These increases were offset by a 22.1% decline in revenues in our Asia Pacific region.
      Gross profit as a percentage of revenues was 27.3%, 26.7% and 28.4% in 2004, 2003 and 2002, respectively. The gross profit increase in 2004 is primarily attributable to improved pricing in the U.S. market and changes in our product mix. Our 2003 and 2002 gross profit was negatively impacted by $1.9 million and $10.8 million of severance and restructuring charges, respectively. The decline in the gross profit percentage in 2003 as compared to 2002 is due primarily to a shift in our product mix and lower absorption in locations where manufacturing facilities were in the process of being closed.
      Research and development expenses increased $2.0 million, or 5.0%, in 2004 as compared to 2003 and decreased $5.3 million, or 11.6%, in 2003 as compared to 2002. The increase in our 2004 research and development expenditures is due to new prototype testing and reflects our continued focus on developing and commercializing technology-related product lines. The decline in our research and development expenses during 2003 is due primarily to lower costs associated with our intelligent completion and expandables technologies.
      Selling, general and administrative expenses as a percentage of revenues was 15.4% in 2004, 15.6% in 2003 and 14.9% in 2002. Our 2004 expenses as a percentage of revenues remained relatively flat as compared to the preceding year excluding the severance and related costs incurred in 2003. The increase as a percentage of revenues in 2003 as compared to 2002 is primarily related to increased insurance costs, $1.4 million of severance and related costs recorded in the second quarter of 2003 associated with our initiative to permanently reduce our cost structure and higher intangible asset amortization.
Discontinued Operation
      Our discontinued operation consists of our Gas Services International compression fabrication business. We had a loss from our discontinued operation, net of taxes, for the year ended December 31, 2004 of $7.2 million. Included in the loss were non-cash charges related to goodwill and asset impairments of $3.1 million and an income tax provision of $2.4 million to record a valuation allowance against unrealized deferred tax assets. We incurred a loss of $3.9 million and generated a gain of $0.9 million from the discontinued operation, net of taxes, during 2003 and 2002, respectively.
Severance, Restructuring and Asset Impairment Charges

2003 Severance Charge
      During the second quarter of 2003, we recorded approximately $7.7 million, $5.6 million net of taxes, in severance and severance related costs in connection with the realignment of our segments.

      Severance and severance related costs summarized by segment and by financial statement classification were as follows:

	Drilling	Production
	Services	Systems	Total

	(In thousands)
Cost of Products	$2,398	$1,905	$4,303
Cost of Services	973	—	973
Research and Development	51	425	476
Selling, General and Administrative Attributable to Segments	548	1,410	1,958

Total	$3,970	$3,740	$7,710

      In accordance with our announced plan to terminate employees company-wide, we recorded severance costs for 515 specifically identified employees. As of December 31, 2003, all identified employees had been terminated, and all costs had been incurred.

2002 Restructuring and Asset Impairment Charge
      During 2002, we recorded $15.4 million, $10.0 million net of taxes, in restructuring and asset impairment charges related to a rationalization of our business. We undertook initiatives to rationalize our business in light of the lower activity levels and continued economic uncertainty. The plan approved during 2002 included a reduction in workforce, primarily in the U.S., and the closure of two facilities.
      Components of the charge include $8.6 million of severance and related costs, $11.5 million of asset impairment charges and a $4.7 million reversal of an unutilized prior period charge. The severance and related costs were for 849 specifically identified employees. All identified employees were terminated in 2003. The asset impairment charges of $11.5 million primarily related to the write-down of equipment and facilities as a result of the decline in market conditions. Certain of the assets were sold and the remaining assets are held for use and have a carrying value of $2.8 million and $4.8 million as of December 31, 2004 and 2003, respectively, and are classified in Property, Plant and Equipment, Net on our Consolidated Balance Sheets. In 2000, we recorded a charge of $56.3 million in connection with the merger of our Compression Services Division with Universal, of which $4.7 million of estimated transaction costs were not incurred and were reversed in 2002.
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

	Drilling	Production
	Services	Systems	Corporate	Total

	(In thousands)
Cost of Products	$2,800	$10,751	$—	$13,551
Cost of Services	1,985	—	—	1,985
Corporate General and Administrative	—	—	(99)	(99)

Total	4,785	10,751	(99)	15,437
Utilized during 2002	(3,418)	(7,289)	99	(10,608)
Reversal of 2002 Restructuring Charge	—	(3,148)	—	(3,148)
Utilized during 2003	(1,367)	(314)	—	(1,681)

Balance as of December 31, 2003	$—	$—	$—	$—

Impairment of Investment in Universal
      In the third quarter of 2002, we recorded a write-down of our investment in Universal of $217.1 million, as we determined that the decline in the market value was other-than-temporary. In connection with the reduction in the carrying value of the investment, we recognized a tax benefit of $70.9 million, reducing the deferred tax liability related to the difference between the book carrying value and the tax basis of the investment. As of December 31, 2004, our carrying value of our investment in Universal was $151.8 million and the market value of our ownership interest in Universal was $235.6 million.
Liquidity and Capital Resources

Historical Cash Flows
      Our historical cash flows for the two years ended December 31, 2004 were as follows:

	Year Ended
	December 31,

	2004	2003

	(In millions)
Net Cash Provided by Operating Activities	$503.5	$285.4
Acquisition of Businesses, Net of Cash Acquired	(26.5)	(61.5)
Acquisition of Intellectual Property	(20.5)	(20.1)
Capital Expenditures	(310.9)	(302.5)
Proceeds from Sale of Universal Common Stock	231.8	—
Other Investing Activities	20.7	7.1
Redemption of Convertible Preferred Debentures(1)	—	(412.6)
Proceeds from Issuance of Common Shares(1)	—	400.0
Proceeds (Repayments) of Asset Securitization, Net	(75.0)	6.1
Borrowings (Repayments), Net	(192.8)	90.0
Proceeds from Exercise of Stock Options	129.5	14.0
Other Financing Activities	1.6	1.3

Net Increase in Cash and Cash Equivalents	$261.4	$7.2

(1)	On July 3, 2003, we completed a public offering of ten million of our common shares in exchange for approximately $400.0 million in cash proceeds. The proceeds were used to redeem our outstanding 5% Convertible Preferred Debentures due 2027. Our Convertible Preferred Debentures were convertible into 7.5 million of our common shares and had annual interest payments of $20.1 million.

Sources of Liquidity
      Our sources of liquidity are reserves of cash, cash generated from operations, committed availabilities under bank lines of credit and our ability to sell registered shares of Universal common stock. We hold 6.75 million shares of Universal common stock, all of which have been registered through our Registration Rights Agreement with Universal. We also historically have accessed the capital markets with debt, equity and convertible offerings. In June 2004, we filed a shelf Registration Statement on Form S-3 which covers the future issuance of various types of securities, including debt, common shares, preferred shares, warrants and units, up to an aggregate offering price of $750.0 million. There has been no issuance of securities under this shelf registration statement.
      Cash flow from operations plus current cash balances are expected to be our primary sources of liquidity in 2005. We anticipate cash flows from operations and current cash balances, combined with our existing credit facility, will provide sufficient capital resources to manage our operations and fund projected capital expenditures.

      Additional capital in the form of either debt or equity may be required in 2005 if we experience lower than expected operating cash flows due to a deterioration of market conditions, unforeseen operating events or if an acquisition necessitates additional liquidity.
      The following summarizes our short-term committed financing facilities and our usage and availability as of December 31, 2004:

	Facility	Expiration		Letters of
Short-term Financing Facilities	Amount	Date	Drawn	Credit	Availability

	(In millions)
2003 Revolving Credit Facility	$500.0	May 2006	$—	$43.1	$456.9
Canadian Facility	16.3	July 2005	7.1	0.3	8.9
Middle East Facility	25.0	July 2005	—	15.0	10.0
Asia Pacific Facility	25.0	May 2005	—	8.1	16.9
      During 2004, we utilized both on balance sheet and off balance sheet arrangements to meet operating and financing cash flow demands. As discussed herein, as of December 2004, we elected to discontinue our asset securitization program. Our off balance sheet arrangements consist of leases and letters of credit.

On Balance Sheet Arrangements

Revolving Credit Facility
      In May 2003, we entered into a three-year unsecured revolving credit facility agreement that provides for borrowings or issuances of letters of credit up to an aggregate of $500.0 million. Amounts outstanding accrue interest at a variable rate based on either the U.S. prime rate or LIBOR and the credit rating assigned to our long-term senior debt. Our credit facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. We are in compliance with all covenants set forth in the credit facility. The committed revolving credit facility does not contain any provisions which make its availability dependent upon our credit ratings; however, the interest rates are dependent upon the credit rating of our long-term senior debt. As of December 31, 2004, we had no outstanding borrowings, and $456.9 million available under this agreement.

Short-term Debt
      We also have short-term borrowings with various institutions pursuant to uncommitted facilities. At December 31, 2004, we had $4.0 million in short-term borrowings outstanding under these arrangements with interest rates ranging from 4.25% to 6.25%.

Senior Notes
      On October 7, 2003, we completed an offering of $250.0 million of 4.95% Senior Notes due 2013. The notes are fully and unconditionally guaranteed by Weatherford Inc. Interest on the notes is payable semi-annually in arrears on April 15 and October 15 of each year. Net proceeds from the offering were $247.9 million and were used to repay short-term borrowings.
      On November 16, 2001, we issued $350.0 million of 6 5/8% Senior Notes due 2011. Interest on the 6 5/8% Senior Notes is payable semi-annually on May 15 and November 15.
      We have outstanding $200.0 million of publicly traded 7 1/4% Senior Notes due 2006. Interest on the 7 1/4% Senior Notes is payable semi-annually on May 15 and November 15.

Derivative Instruments
      From time to time, we enter into derivative transactions to hedge existing or projected exposures to changes in interest rates and foreign currency exchange rates. We do not enter into derivative transactions for speculative or trading purposes.

      In the latter half of 2003, we entered into interest rate swap agreements on an aggregate notional amount of $150.0 million of our 7 1/4% Senior Notes and $250.0 million of our 6 5/8% Senior Notes. These agreements were outstanding as of December 31, 2003. They were recorded at fair value and classified in Other Assets with the offset to Long-term Debt on the accompanying Consolidated Balance Sheets. The aggregate fair market value of the swaps was an asset of $4.5 million as of December 31, 2003. In January 2004, we terminated these swap agreements and received $7.8 million in cash proceeds, net of accrued interest, as settlement.
      During 2004, we entered into and terminated separate interest rate swap agreements on notional amounts of $200.0 million and $150.0 million of our 4.95% Senior Notes and $70.0 million and $170.0 million of our 6 5/8% Senior Notes. As a result of these terminations, we received cash proceeds, net of accrued interest, of approximately $12.8 million. There were no interest rate swap agreements outstanding as of December 31, 2004.
      The gains associated with our interest rate swap terminations have been deferred and are amortized over the remaining term of the debt. Our 2004 and 2003 interest expense was reduced by $12.3 million and $6.0 million, respectively, as a result of our interest rate swap activity.

Other Long-term Debt
      As of December 31, 2004, we had various other debt outstanding of $19.6 million, primarily related to capital leases and foreign and other bank debt.

Zero Coupon Convertible Senior Debentures
      On June 30, 2000, we completed the private placement of $910.0 million face amount of Zero Coupon Convertible Senior Debentures. These debentures were issued at $501.6 million, providing the holders with an annual 3.0% yield to maturity. As of December 31, 2004, the accreted amount was $573.6 million.
      Holders may convert the Zero Coupon Convertible Senior Debentures into our common shares at any time before maturity at a conversion rate of 9.9970 shares per $1,000 principal amount at maturity, or an initial conversion price of $55.1425 per common share. The effective conversion price increases as the accreted value of the Zero Coupon Convertible Senior Debentures increases. As of December 31, 2004, the conversion price was $63.05 per common share. We may redeem the Zero Coupon Convertible Senior Debentures on or after June 30, 2005 at the accreted amount at the time of redemption as provided for in the indenture. The holders also may require us to repurchase the Zero Coupon Convertible Senior Debentures on June 30, 2005, June 30, 2010 and June 30, 2015 at the accreted amount. We may, at our election, repurchase the debentures in common shares, cash or a combination thereof. The accreted value will be $582.2 million, $675.6 million and $784.1 million as of June 30, 2005, 2010 and 2015, respectively. The Zero Coupon Convertible Senior Debentures are unsecured, ranking equal in right of payment with all other unsecured and unsubordinated indebtedness and will rank senior to any future subordinated indebtedness.

Off Balance Sheet Arrangements

Asset Securitization
      During 2004, we had outstanding an asset securitization agreement which provided for the sale of participating interests to a financial institution of up to $80.0 million in a specific pool of our U.S. accounts receivable. In connection with this program, certain subsidiaries continuously sold qualifying trade accounts receivable to a wholly owned bankruptcy-remote subsidiary, W1 Receivables, L.P. (“W1”). W1 was formed to purchase accounts receivable and, in turn, sell participating interests in such accounts receivable to a financial institution. Sales of the participating interests in our accounts receivable to the financial institution under this program resulted in a reduction of total accounts receivable in our Consolidated Balance Sheet. As of December 31, 2003 the pool of receivables totaled $148.2 million, we had received $75.0 million for purchased interests and our subordinated interest totaled $73.2 million. This agreement was terminated; therefore, we had no receivables sold as of December 31, 2004.

Guarantees
      As part of the June 26, 2002 reorganization, Weatherford Limited and Weatherford Inc. each guaranteed, on a full and unconditional basis, certain of our subsidiaries’ indebtedness. As of December 31, 2002, Weatherford Limited guaranteed the following obligations of Weatherford Inc.: (1) the three-year multi-currency revolving credit facility, (2) the five-year unsecured credit agreement, (3) the 7 1/4% Senior Notes, (4) the 6 5/8% Senior Notes, (5) the Zero Coupon Debentures and (6) the Convertible Preferred Debentures.
      During 2003, Weatherford Limited entered into a new revolving credit facility and used the facility to terminate the three-year multi-currency and five-year unsecured credit facilities. In addition, Weatherford Limited completed a public offering of the 4.95% Senior Notes and the Convertible Preferred Debentures were redeemed in August 2003.
      Based on these changes, the following obligations of Weatherford Inc. were guaranteed by Weatherford Limited as of December 31, 2004: (1) the 7 1/4% Senior Notes, (2) the 6 5/8% Senior Notes and (3) the Zero Coupon Debentures. The following obligations of Weatherford Limited were guaranteed by Weatherford Inc. as of December 31, 2004: (i) the 2003 Revolving Credit Facility and (ii) the 4.95% Senior Notes. In addition, prior to its termination, Weatherford Limited and Weatherford Inc. fully and unconditionally guaranteed certain domestic subsidiaries’ performance obligations relating to the asset securitization.

Letters of Credit
      We execute letters of credit in the normal course of business. While these obligations are not normally called, it should be noted that these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of December 31, 2004, we had $15.4 million of letters of credit and bid and performance bonds outstanding under various uncommitted credit facilities and $66.5 million letters of credit outstanding under our committed facilities.

Operating Leases
      We are committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions as well as provisions which permit the adjustment of rental payments for taxes, insurance and maintenance related to the property.

Contractual Obligations
      The following summarizes our contractual obligations and contingent commitments by period. The obligations we pay in future periods may vary from those reflected here due to certain assumptions including the duration of our obligations and anticipated actions by third parties.

	Payments Due by Period

		Less than	1-3	4-5	After
Obligations and Commitments	Total	1 Year	Years	Years	5 Years

	(In millions)
Recorded Obligations:
Short-term debt	$11.1	$11.1	$—	$—	$—
Senior notes(a)	800.0	—	200.0	—	600.0
Other long-term debt	19.6	4.4	10.5	1.3	3.4
Zero coupon convertible senior debentures(b)	910.0	—	—	—	910.0
Unrecorded Obligations:
Noncancellable operating leases	263.6	36.6	53.6	41.2	132.2
Letters of credit	81.9	68.6	11.1	0.4	1.8

Total contractual obligations	$2,086.2	$120.7	$275.2	$42.9	$1,647.4

(a)	Amounts represent the expected cash payments for our total debt and do not include any unamortized discounts or deferred gains on terminated interest rate swap agreements.

(b)	The holders of our Zero Coupon Convertible Senior Debentures may require us to repurchase the debentures on June 30, 2005, June 30, 2010 and June 30, 2015 at the accreted amounts of $582.2 million, $675.6 million and $784.1 million, respectively, and we may redeem the debentures on or after June 30, 2005 at the accreted amount. We have classified our Zero Coupon Convertible Senior Debentures based on their face amount and maturity date of 2020. Furthermore, these debentures are classified as long-term in our December 31, 2004 Consolidated Balance Sheet based upon our ability to refinance the borrowings with other long-term financing should they become due.
      In addition to the aforementioned, we have the following cash commitments and contractual obligations:

Warrant
      On February 28, 2002, the Company issued Shell Technology Ventures Inc. a warrant to purchase up to 3.2 million common shares at a price of $60.00 per share. The warrant has a nine-year exercisable life beginning one year after the issue date. The warrant holder may exercise the warrant and settlement may occur through physical delivery, net share settlement, net cash settlement or a combination thereof. The warrant also may be converted into common shares at any time after the third anniversary of the issue date. The number of common shares issuable upon conversion would be equal to the value of the warrant determined by the Black-Scholes option pricing model divided by the average of the closing price of common shares for the 10-day period prior to the date of conversion. Any shares received upon such conversion are non-transferable for two years.

Pension Plans
      We have defined benefit pension plans covering certain of our U.S. and international employees that provide various pension benefits. During 2004, we contributed $7.2 million towards those plans, and for 2005, we anticipate funding approximately $8.5 million through cash flows from operating activities.
      Our nonqualified supplemental executive retirement plan is unfunded; however, we maintain life insurance policies on the participants with the intent to use the proceeds from such policies to meet the plan’s benefit requirements.

Capital Expenditures
      Capital expenditures for property, plant and equipment during the year ended December 31, 2004 were $282.4 million, net of proceeds from tools lost down hole of $28.5 million. Our capital expenditures primarily relate to our new technologies, drilling equipment, fishing tools, tubular service equipment and the implementation of our enterprise wide software system. During 2004, capital expenditures associated with the implementation of our software system were approximately $21.0 million. Capital expenditures for 2005 are expected to be between $280.0 million and $300.0 million, of which approximately $150.0 million is expected to be for betterments and improvements, and the remainder is for growth.
Related Party Agreements
      In April 2000, we completed the spin-off of our Grant Prideco, Inc. subsidiary to our shareholders. Three of our directors serve on both our and Grant Prideco’s Boards of Directors. In connection with the spin-off, we entered into a preferred customer agreement pursuant to which we agreed, for a three-year period, to purchase at least 70% of our requirements of drill stem products from Grant Prideco. The price for those products was at a price not greater than that which Grant Prideco sells to its best similarly situated customers. We were entitled to apply against our purchases a drill stem credit of $30.0 million, subject to a limitation of the application of the credit to no more than 20% of any purchase. During 2003, the initial agreement with Grant Prideco was extended for an additional two-year period. We are entitled to apply against our purchases a remaining drill stem credit of $10.0 million, subject to a limitation of no more than 20% of any purchase. All other terms and agreements are consistent with the initial preferred customer agreement. As of December 31, 2004, we had $3.7 million of the drill stem credit remaining. The drill stem credit agreement will expire on March 31, 2005. We expect to use all or substantially all of the remaining credit before the expiration of the agreement.
      See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 22” for additional discussion of related party transactions.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operation is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies we believe require management’s most difficult, subjective or complex judgments and are the most critical to our reporting of results of operations and financial position are as follows:

Equity Investments
      Our equity investments in unconsolidated subsidiaries primarily include our investment in Universal. We review our equity investments for impairment and record an adjustment when we believe the decline in fair value is other-than-temporary. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flows. In determining whether the decline is other-than-temporary, we consider the cyclical nature of the industry in which the investment operates, its historical performance, its performance in relation to its peers and the current economic environment. During the third quarter of 2002, we determined the decline in fair value of Universal was other than temporary. We recorded a write-down in our investment of $217.1 million, $146.2 million net of taxes. We will continue to monitor the fair value of our investments for impairment and will record an adjustment if we believe a decline is other-than-temporary.

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
      We perform an impairment test for goodwill and indefinite-lived intangible assets annually as of October 1, or earlier if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying value. Our impairment test for indefinite-lived intangible assets involves the comparison of the fair value of the intangible asset and its carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. We have determined no impairment exists; however, if for any reason the fair value of our goodwill or that of any of our reporting units or the fair value of our intangible assets with indefinite lives declines below the carrying value in the future, we may incur charges for the impairment.

Long-Lived Assets
      Long-lived assets, which includes property, plant and equipment and definite-lived intangibles, comprise a significant amount of our total assets. In accounting for long-lived assets, we must make estimates about the expected useful lives of the assets and the potential for impairment based on the fair value of the assets and the cash flows they are expected to generate. The value of the long-lived assets is then amortized over its expected useful life. A change in the estimated useful lives of our long-lived assets would have an impact on our results of operations. We estimate the useful lives of our long-lived asset groups as follows:

Useful Lives

Buildings and leasehold improvements	5-40 years or lease term
Rental and service equipment	2-15 years
Machinery and other	3-12 years
Intangible assets	3-20 years
      In estimating the useful lives of our property, plant and equipment, we rely primarily on our actual experience with the same or similar assets. The useful lives of our intangible assets are determined by the years over which we expect the assets to generate a benefit based on legal, contractual or regulatory terms.
      Long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate that we may not be able to recover the carrying amount of the asset. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flow analysis. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with and expected to arise from the use and eventual disposition of the asset over its remaining useful life. These cash flows are inherently subjective and require significant estimates based upon historical experience and future expectations such as budgets and internal projections. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset, an impairment has occurred, and we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using market prices, or in the absence of market prices, is based on an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset.

Self Insurance
      We are self-insured up to certain levels for general liability, vehicle liability, group medical and for workers’ compensation claims for certain of our employees. The amounts in excess of the self-insured levels are fully insured, up to a limit. Liabilities associated with these risks are estimated by considering historical claims experience, industry demographics and other actuarial assumptions. Although we believe adequate reserves have been provided for expected liabilities arising from our self-insured obligations, projections of future losses are inherently uncertain, and it is reasonably possible our estimates of these liabilities will change over the near term as circumstances develop. A 5.0% increase in our expected annual loss estimates would result in an increase of approximately $0.6 million in our 2005 insurance expense.

Employee Stock-Based Compensation
      Effective January 1, 2003, we adopted SFAS No. 123, Accounting for Stock Based Compensation, as amended. We elected the prospective method of adoption, and under this method, the fair value of employee stock-based compensation expense granted during 2003 is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period, which is usually the vesting period. The fair value of each option grant is estimated using the Black-Scholes option pricing model. Key assumptions in the Black-Scholes option pricing model, some of which are based on subjective expectations, are subject to change. A change in one or more of these assumptions would impact the expense associated with future grants. These key assumptions include the volatility of our common shares, the risk-free interest rate and the expected life of the options.
      We used the following weighted average assumptions in the Black-Scholes option pricing model for determining the fair value of our 2003 and 2004 stock option grants:

	Expected	Risk-Free	Expected
	Volatility	Interest Rate	Life	Dividends

2003	56.55%	3.0%	4.5	None
2004	48.17%	3.9%	5.0	None
      We calculated the expected volatility by measuring the volatility of our historical stock price for a period equal to the expected life of the option and ending at the time the option was granted. We determined the risk-free interest rate based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the option at the time the option was granted. In estimating the expected lives of our stock options, we have relied primarily on our actual experience with our previous stock option grants. The expected life is less than the term of the option as option holders, in our experience, exercise or forfeit the options during the term of the option.
      We are not required to recalculate the fair value of our stock option grants estimated using the Black-Scholes option pricing model after the initial calculation under the related option terms as modified. However, a 100 basis point increase in our expected volatility and risk-free interest rate at the grant date would have had the following impact on our compensation expense for the year ended December 31, 2004:

100 Basis Point Increase

(In millions)
Expected volatility	$1.0
Risk-free interest rate	$1.0

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

      Two of the more critical assumptions in the actuarial calculations are the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets. Discount rates are based on the yields of government bonds or high quality corporate bonds in the respective country or economic market. The expected long-term rates of return on plan assets are based on a combination of historical experience and anticipated future returns in each of the asset categories. As we have both domestic and international plans, the assumptions, though the same in nature, are based on varying factors specific to each particular country or economic environment. Changes in any of the assumptions used could impact our projected benefit obligations and benefit costs as well as other pension and postretirement benefit calculations.
      Due to the significance of the discount rates and expected long-term rates of return, the following sensitivity analysis demonstrates the effect that a 50 basis point change in those assumptions will have on annual pension expense:

	Increase (Decrease) of Annual
	Pension Expense

	50 Basis Point	50 Basis Point
	Increase	Decrease

	(In millions)
Discount rate	$(0.3)	$0.9
Expected long-term rate of return	$(0.3)	$0.3

Income Taxes
      We provide for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard takes into account the differences between the financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our effective tax rates for 2004, 2003 and 2002 were 21.5%, 25.9% and 44.7%, respectively.
      We operate in approximately 100 countries through various legal entities. As a result, we are subject to numerous domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases: income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenue. The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. The tax liabilities are reflected net of realized tax loss carryforwards. We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the contingency has been resolved and the liabilities are no longer necessary. If the tax liabilities relate to tax uncertainties existing at the date of the acquisition of a business, the adjustment of such tax liabilities will result in an adjustment to the goodwill recorded at the date of acquisition. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

Valuation Allowance for Deferred Tax Assets
      We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the related jurisdiction in the future. In evaluating our ability to recover our deferred tax assets, we consider all reasonably available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future state, federal and international pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment.
      We have identified various domestic and international tax planning strategies that we would implement, if necessary, to enable the realization of our deferred tax assets; however, when the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged to our income tax provision in the period in which the determination is made.
      As of December 31, 2004, our net deferred tax assets were $127.4 million excluding a related valuation allowance of $27.8 million. As of December 31, 2003, our net deferred tax assets were $79.0 million excluding a related valuation allowance of $29.8 million.
      For a more comprehensive list of our accounting policies, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 1.”
New Accounting Pronouncements
      In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF No. 03-1”). EITF No. 03-1 provides guidance used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The guidance includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of EITF No. 03-1 did not have an impact on our financial statements. Furthermore, our equity investments continue to be subject to the guidance provided in APB No. 18.
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs — an amendment of ARB 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that abnormal amounts be recognized as current period charges in all circumstances. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not believe the implementation of SFAS No. 151 will have a material impact on our financial statements.
      In December 2004, the FASB issued SFAS No. 123-Revised 2004, Share-Based Payment (“SFAS No. 123R”). This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R is effective the first interim period beginning after June 15, 2005. As discussed previously, in 2003 we began expensing the fair value of employee stock-based compensation over the service period; therefore, the new guidance will only affect unvested options granted prior to 2003. We are currently evaluating the impact SFAS No. 123R will have on our 2005 third quarter results. There will be no material impact to our results after the third quarter of 2005 as essentially all grants either vest in the third quarter or are already reflected in our results.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”) and FASB Staff Position

No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-1 clarifies the guidance in SFAS No. 109 and provides that the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction under Statement 109, not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the Act. FSP 109-2 addresses the effect of the Act’s one-time deduction for qualifying repatriations of foreign earnings. FSP 109-2 allows additional time for companies to determine whether any foreign earnings will be repatriated under the Act’s one-time deduction for repatriated earnings and how the Act affects whether undistributed earnings continue to qualify for Statement 109’s exception from recognizing deferred tax liabilities. FSP 109-1 and FSP 109-2 were both effective upon issuance. We are currently evaluating the impact the adoption of FSP 109-1 and FSP 109-2 will have on our financial position, results of operations or cash flows.
      Other new accounting pronouncements effective during 2004 did not have a material effect on our consolidated financial statements. For a more comprehensive discussion of new accounting pronouncements see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 1.”

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      We are currently exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk, but we do not enter into derivative transactions for speculative purposes. A discussion of our market risk exposure in financial instruments follows.
Foreign Currency Exchange Rates
      We operate in virtually every oil and natural gas exploration and production region in the world. In some parts of the world, such as the Middle East and Southeast Asia, the currency of our primary economic environment is the U.S. dollar. We use this as our functional currency. In other parts of the world, we conduct our business in currencies other than the U.S. dollar and the functional currency is the applicable local currency. In those countries in which we operate in the local currency, the effects of foreign currency fluctuations are largely mitigated because local expenses of such foreign operations are also generally denominated in the same currency.
      Assets and liabilities of which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Accumulated Other Comprehensive Income in the shareholders’ equity section on our Consolidated Balance Sheets. Approximately 36.7% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $109.8 million increase to our equity account for the year ended December 31, 2004 to reflect the net impact of the strengthening in various foreign currencies against the U.S. dollar.
      As of December 2004, we have entered into several foreign currency forward contracts with notional amounts aggregating to $47.1 million to hedge exposure to currency fluctuations in various foreign currencies, including the Australian Dollar, the British Pound Sterling, the Singapore Dollar and the Brazilian Real. Gains and losses on these contracts are recognized currently in earnings, offsetting the impact of the change in the fair value of the asset or liability being hedged. There were no currency forward contracts outstanding as of December 31, 2003.
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

      The Company’s long-term borrowings subject to interest rate risk consist of the following:

	December 31,

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In millions)
6 5/8% Senior Notes due 2011	$359.2	$386.4	$350.9	$384.8
7 1/4% Senior Notes due 2006	206.6	209.7	211.0	220.0
4.95% Senior Notes due 2013	256.7	249.4	249.5	243.4
$910.0 Million Zero Coupon Senior Convertible Debentures	573.6	583.5	556.7	565.3
      The fair value of our Senior Notes is principally dependent on changes in prevailing interest rates. The fair value of the Zero Coupon Debentures is principally dependent on both prevailing interest rates and our current share price as it relates to the initial conversion price, which was approximately $63.05 per common share at December 31, 2004 and $61.20 per common share at December 31, 2003.
      We have various other long-term debt instruments of $14.7 million, but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $11.1 million at December 31, 2004 and $194.6 million at December 31, 2003 approximate fair value.
      As it relates to our variable rate debt, if market interest rates average 1.0% more in 2005 than the rates as of December 31, 2004, interest expense for 2005 would increase by $0.1 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in the Company’s financial structure.
Interest Rate Swaps
      We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. The counterparties to our interest rate swaps are creditworthy multinational commercial banks. We believe that the risk of counterparty nonperformance is immaterial.
      At different times during 2004, we entered into and terminated separate interest rate swap agreements on notional amounts of $200.0 million and $150.0 million of our 4.95% Senior Notes. We also, at different times, entered into and terminated separate interest rate swap agreements on notional amounts and $70.0 million and $170.0 million of our 6 5/8% Senior Notes. Each of the agreements were terminated prior to entering into a new agreement. As a result of these terminations, we received cash proceeds, net of accrued interest, of approximately $12.8 million. The deferred gain is being amortized as a reduction of interest expense over the remaining life of the underlying debt securities. There were no interest rate swap agreements outstanding as of December 31, 2004.
      In the third and fourth quarter of 2003, we entered into interest rate swap agreements on an aggregate notional amount of $150.0 million of our 7 1/4% Senior Notes and $250.0 million of our 6 5/8% Senior Notes. These agreements were outstanding as of December 31, 2003. The aggregate fair value of the swaps was an asset of $4.5 million as of December 31, 2003 and was based on quoted market prices for contracts with similar terms and maturity dates. In January 2004, we terminated these swap agreements and received $7.8 million in cash proceeds, net of accrued interest, as settlement. The deferred gain is being amortized as a reduction of interest expense over the remaining life of the underlying debt securities.
      During 2002, the Company had in effect two interest rate swap agreements entered into against its 7 1/4% Senior Notes. In October 2002, both swap agreements were terminated, and the Company received cash proceeds, net of accrued interest, of $11.0 million. The deferred gains are being amortized as a reduction of interest expense over the remaining life of the underlying debt security, which matures in May 2006.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). The Company’s internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
      Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management concluded that based on its evaluation, the company’s internal control over financial reporting was effective as of December 31, 2004.
      The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The attestation report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Weatherford International Ltd.
      We have audited the accompanying consolidated balance sheets of Weatherford International Ltd., and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the accompanying financial statement schedule listed in the Index at Item 8. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weatherford International Ltd. and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As discussed in Note 1 to the consolidated financial statements, in 2003 the Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), the effectiveness of Weatherford International Ltd.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders
Weatherford International Ltd.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Weatherford International Ltd. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Weatherford International Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Weatherford International Ltd. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Weatherford International Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), the consolidated balance sheets of Weatherford International and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Weatherford International Ltd. and Subsidiaries and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
March 10, 2005

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands,
	except par value)
ASSETS
Current Assets:
Cash and Cash Equivalents	$317,439	$56,082
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $15,910 in 2004 and $16,728 in 2003	742,291	556,306
Inventories	679,607	616,748
Current Deferred Tax Assets	96,482	75,754
Other Current Assets	94,909	89,479
Current Assets from Discontinued Operation	12,450	30,804

	1,943,178	1,425,173

Property, Plant and Equipment, at Cost:
Land, Buildings and Leasehold Improvements	285,097	264,755
Rental and Service Equipment	1,743,906	1,630,949
Machinery and Other	812,151	707,668

	2,841,154	2,603,372
Less: Accumulated Depreciation	1,463,972	1,319,390

	1,377,182	1,283,982

Goodwill, Net	1,669,637	1,601,211
Equity Investments in Unconsolidated Affiliates	170,202	303,654
Other Intangible Assets, Net	294,593	291,387
Other Assets	88,384	86,632
Long-term Assets from Discontinued Operation	306	2,285

	$5,543,482	$4,994,324

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$22,235	$207,342
Accounts Payable	279,763	234,599
Accrued Salaries and Benefits	137,496	83,153
Foreign Income Taxes Payable	50,693	31,728
Other Current Liabilities	158,131	157,507
Current Liabilities from Discontinued Operation	11,688	20,343

	660,006	734,672

Long-term Debt	830,853	822,861
Zero Coupon Convertible Senior Debentures	573,578	556,750
Deferred Tax Liabilities	30,580	58,798
Other Liabilities	135,076	113,175
Commitments and Contingencies
Shareholders’ Equity:
Common Shares, $1 Par Value, Authorized 500,000 Shares, Issued 145,279 and 141,422 Shares, Respectively	145,279	141,422
Capital in Excess of Par Value	2,531,365	2,395,466
Treasury Shares, Net	(228,064)	(254,926)
Retained Earnings	735,518	405,372
Accumulated Other Comprehensive Income	129,291	20,734

	3,313,389	2,708,068

	$5,543,482	$4,994,324

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Revenues:
Products	$1,531,391	$1,253,329	$1,079,548
Services	1,600,383	1,308,705	1,208,876

	3,131,774	2,562,034	2,288,424
Costs and Expenses:
Cost of Products	1,111,100	887,948	747,019
Cost of Services	1,047,652	911,570	848,543
Research and Development	83,552	82,439	79,193
Selling, General and Administrative Attributable to Segments	440,239	366,605	313,510
Corporate General and Administrative	55,889	42,202	43,998
Equity in (Earnings) Losses of Unconsolidated Affiliates, Net of Impairment Charge	(22,405)	(14,947)	192,753

	2,716,027	2,275,817	2,225,016

Operating Income	415,747	286,217	63,408
Other Income (Expense):
Gain on Sale of Universal Common Stock	77,642	—	—
Interest Income	3,846	1,909	2,640
Interest Expense	(63,562)	(76,447)	(85,419)
Debt Redemption Expense	—	(20,911)	—
Other, Net	(2,926)	8,747	7,790

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	430,747	199,515	(11,581)
Benefit (Provision) for Income Taxes	(92,672)	(51,608)	5,173

Income (Loss) from Continuing Operations Before Minority Interest	338,075	147,907	(6,408)
Minority Interest, Net of Taxes	(776)	(664)	(551)

Income (Loss) from Continuing Operations	337,299	147,243	(6,959)
Income (Loss) from Discontinued Operation, Net of Taxes	(7,153)	(3,891)	929

Net Income (Loss)	$330,146	$143,352	$(6,030)

Basic Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$2.52	$1.16	$(0.06)
Income (Loss) from Discontinued Operation	(0.06)	(0.03)	0.01

Net Income (Loss)	$2.46	$1.13	$(0.05)

Diluted Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$2.35	$1.12	$(0.06)
Income (Loss) from Discontinued Operation	(0.05)	(0.03)	0.01

Net Income (Loss)	$2.30	$1.09	$(0.05)

Weighted Average Shares Outstanding:
Basic	134,000	126,524	120,058
Diluted	148,684	131,761	120,058
The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other	Treasury Shares
	Common	Capital in		Comprehensive				Total
	Shares	Excess of	Retained	Income		Share	Deferred	Shareholders’
	$1 Par	Par Value	Earnings	(Loss)	Shares	Value	Compensation	Equity

	(In thousands, except par value)
Balance at December 31, 2001	$129,852	$1,912,528	$268,050	$(177,204)	(11,527)	$(304,346)	$9,360	$1,838,240
Comprehensive Income (Loss):
Net Loss	—	—	(6,030)	—	—	—	—	(6,030)
Foreign Currency Translation Adjustment	—	—	—	34,609	—	—	—	34,609
Pension Liability Adjustment	—	—	—	(5,305)	—	—	—	(5,305)

Comprehensive Income (Loss)	—	—	(6,030)	29,304	—	—	—	23,274
Shares Issued in Acquisitions	370	15,253	—	—	(187)	(8,620)	—	7,003
Stock Options Exercised	1,775	22,206	—	—	366	9,159	—	33,140
Tax Benefit of Options Exercised	—	15,694	—	—	—	—	—	15,694
Purchase of Treasury Shares for Executive Deferred Compensation Plan, Net of Distributions and Forfeitures	—	—	—	—	(20)	(2,703)	2,848	145
Issuance of Warrant	—	57,000	—	—	—	—	—	57,000
Retirement of Treasury Shares	(1,198)	(34,979)	—	—	1,198	36,177	—	—

Balance at December 31, 2002	130,799	1,987,702	262,020	(147,900)	(10,170)	(270,333)	12,208	1,974,496
Comprehensive Income:
Net Income	—	—	143,352	—	—	—	—	143,352
Foreign Currency Translation Adjustment	—	—	—	170,987	—	—	—	170,987
Pension Liability Adjustment	—	—	—	898	—	—	—	898
Unrealized Loss on Derivative Instrument	—	—	—	(3,251)	—	—	—	(3,251)

Comprehensive Income	—	—	143,352	168,634	—	—	—	311,986
Shares Issued in Offering	10,000	390,000	—	—	—	—	—	400,000
Stock Options Granted and Exercised	623	13,362	—	—	110	2,978	—	16,963
Tax Benefit of Options Exercised	—	4,402	—	—	—	—	—	4,402
Purchase of Treasury Shares for Executive Deferred Compensation Plan, Net of Distributions and Forfeitures	—	—	—	—	(48)	(2,619)	2,840	221

Balance at December 31, 2003	141,422	2,395,466	405,372	20,734	(10,108)	(269,974)	15,048	2,708,068
Comprehensive Income:
Net Income	—	—	330,146	—	—	—	—	330,146
Foreign Currency Translation Adjustment	—	—	—	109,750	—	—	—	109,750
Pension Liability Adjustment	—	—	—	(1,457)	—	—	—	(1,457)
Realized Loss on Derivative Instruments	—	—	—	264	—	—	—	264

Comprehensive Income	—	—	330,146	108,557	—	—	—	438,703
Stock Options Granted and Exercised	3,857	107,915	—	—	1,080	26,677	—	138,449
Tax Benefit of Options Exercised	—	27,984	—	—	—	—	—	27,984
Purchase of Treasury Shares for Executive Deferred Compensation Plan, Net of Distributions and Forfeitures	—	—	—	—	(16)	(1,236)	1,421	185

Balance at December 31, 2004	$145,279	$2,531,365	$735,518	$129,291	(9,044)	$(244,533)	$16,469	$3,313,389

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash Flows From Operating Activities:
Net Income (Loss)	$330,146	$143,352	$(6,030)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	255,884	232,417	214,739
Gain on Sale of Universal Common Stock	(77,642)	—	—
(Gain) Loss on Sale of Assets, Net	4,816	(4,704)	(11,906)
(Income) Loss from Discontinued Operation	7,153	3,891	(929)
Employee Stock-Based Compensation Expense	9,061	3,195	—
Provision for Uncollectible Accounts Receivable	3,138	3,689	1,784
Equity in (Earnings) Losses of Unconsolidated Affiliates, Net of Impairment Charge	(22,405)	(14,947)	192,753
Non-cash Portion of Restructuring and Asset Impairment Charges	—	—	11,689
Amortization of Original Issue Discount	16,828	16,334	15,855
Debt Redemption Expense	—	20,911	—
Deferred Income Tax Benefit	(15,726)	30,615	(94,056)
Other, Net	3,043	(1,157)	2,263
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(109,248)	(89,199)	55,286
Inventories	(70,712)	(54,256)	(34,095)
Other Current Assets	2,616	(10,505)	52,258
Accounts Payable	42,927	53,042	(44,434)
Accrued Current Liabilities	130,339	(23,131)	(64,119)
Other, Net	(14,077)	(12,295)	6,777

Net Cash Provided by Continuing Operations	496,141	297,252	297,835
Net Cash Provided (Used) by Discontinued Operation	7,338	(11,850)	9,060

Net Cash Provided by Operating Activities	503,479	285,402	306,895

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(26,464)	(61,527)	(111,754)
Capital Expenditures for Property, Plant and Equipment	(310,868)	(302,502)	(268,687)
Acquisition of Intellectual Property	(20,494)	(20,072)	(81,103)
Purchase of Equity Investment in Unconsolidated Affiliate	(2,856)	(6,144)	—
Proceeds from Sale of Universal Common Stock	231,798	—	—
Proceeds from Sale of Businesses	3,575	50	13,234
Proceeds from Sale of Property, Plant and Equipment	20,020	13,180	6,445

Net Cash Used by Investing Activities	(105,289)	(377,015)	(441,865)

Cash Flows From Financing Activities:
Proceeds from (Repayments on) Asset Securitization, Net	(75,000)	6,051	(71,846)
Borrowings of (Repayments on) Short-term Debt, Net	(183,775)	(156,054)	165,104
Borrowings of Long-term Debt	202	258,351	—
Repayments on Long-term Debt	(9,186)	(12,296)	(29,738)
Redemption of Convertible Preferred Debentures	—	(412,563)	—
Proceeds from Issuance of Common Shares	—	400,000	—
Purchases of Treasury Shares, Net	(1,236)	(2,619)	(2,703)
Proceeds from Exercise of Stock Options	129,549	13,972	34,410
Other Financing Activities, Net	(163)	(204)	(1,271)

Net Cash Provided (Used) by Financing Activities	(139,609)	94,638	93,956

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,776	4,220	1,019
Net Increase (Decrease) in Cash and Cash Equivalents	261,357	7,245	(39,995)
Cash and Cash Equivalents at Beginning of Year	56,082	48,837	88,832

Cash and Cash Equivalents at End of Year	$317,439	$56,082	$48,837

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

Nature of Operations
      The Company is one of the largest global providers of innovative mechanical solutions, technology and services for the drilling and production sectors of the oil and natural gas industry.

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
      In April 2003, the Company realigned its operating segments as part of an ongoing productivity initiative. This realignment was undertaken to improve the Company’s ability to serve its customers’ interests, better coordinate its business efforts across segments, accelerate the delivery of strategic technologies to the marketplace and generate operating efficiencies. The three historical segments of Drilling and Intervention Services, Completion Systems and Artificial Lift Systems now operate under two reporting segments: Drilling Services and Production Systems. Accordingly, all historical segment information reflects this operating structure.

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to uncollectible accounts receivable, inventories, investments, intangible assets and goodwill, property, plant and equipment, income taxes, self-insurance, pension and postretirement benefit plans and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ from those estimates.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications
      Certain 2003 deferred tax amounts have been reclassified to conform with the current year presentation. The reclassification of these balances results in a $47.7 million reduction of the current income tax liability and net deferred tax asset as of December 31, 2003.
      In connection with the change in the segment structure during 2003, the detailed components of costs and expenses were reviewed for classification. In order to conform to the new reporting structure, select distribution costs were reclassified to Cost of Products and Cost of Services, and certain field and administration costs were reclassified to Selling, General and Administrative Attributable to Segments. The following table summarizes the net increase/(decrease) to Cost of Products, Cost of Services and Selling, General and Administrative Attributable to Segments in the accompanying Consolidated Statements of Operations for the year ended December 31, 2002 (in thousands):

Cost of Products	$50,851
Cost of Services	(17,344)
Selling, General and Administrative Attributable to Segments	(33,507)
      Reclassifications were made in the 2002 and 2003 Consolidated Statements of Cash Flows to conform to the current presentation.

Accounts Receivable and Allowance for Uncollectible Accounts
      Accounts receivable are stated at the historical carrying amount net of allowances for uncollectible accounts. The Company establishes an allowance for uncollectible accounts based on historical experience and any specific customer collection issues the Company has identified. Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when the Company has determined the balance will not be collected.
      During 2003 and 2004, the Company participated in an accounts receivable securitization program. As of December 31, 2003, $73.2 million of accounts receivable included in the Company’s Consolidated Balance Sheet were owned by W1 Receivables, L.P. (“W1”), a wholly-owned subsidiary, and were subject to a security interest in favor of third-party lenders under an accounts receivable securitization. As of December 31, 2004, there were no accounts receivable included on the books of W1, as the Company’s accounts receivable securitization was terminated in December 2004 (See Note 9).

Inventories
      Inventories are stated at the lower of cost or market. Cost represents third-party invoice or production cost. Production cost includes material, labor and manufacturing overhead. The Company values inventories at lower of cost or market using either the first-in, first-out (“FIFO”) or average cost methods.

Property, Plant and Equipment
      Property, plant and equipment, both owned and under capital lease, is carried at cost. Maintenance and repairs are expensed as incurred. The cost of renewals, replacements and betterments is capitalized. Depreciation on fixed assets, including those under capital leases, is computed using the straight-line method over the estimated useful lives. Depreciation expense for the years ended December 31, 2004, 2003 and 2002

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was $232.6 million, $210.7 million and $198.7 million, respectively. The estimated useful lives of the major classes of property, plant and equipment are as follows:

Estimated
Useful Lives

Buildings and leasehold improvements	5 - 40 years or lease term
Rental and service equipment	2 - 15 years
Machinery and other	3 - 12 years

Long-Lived Assets
      In accordance with SFAS No. 144, long-lived assets, excluding goodwill and indefinite-lived intangibles, to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using market prices or, in the absence of market prices, is based on an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of SFAS No. 144.
      In June 2004, the Company’s management approved a plan to sell its non-core GSI compression fabrication business. The GSI compression fabrication business results of operations, financial position and cash flows have been reflected in the consolidated financial statements and notes as a discontinued operation for all periods presented. During 2004, in reviewing the GSI compression fabrication business, it was determined its long-lived assets were impaired and a non-cash charge of $5.5 million was recorded (See Note 2). During 2004, 2003 and 2002, certain other assets and businesses were sold by the Company. However, the Company determined the discontinued operations provisions of SFAS No. 144 did not apply to these transactions as the disposals either did not meet the SFAS No. 144 guidelines for discontinued operations or neither the proceeds from the sale nor the businesses’ financial position or results of operations were material to the Company.

Goodwill and Indefinite-Lived Intangible Assets
      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company tests for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. The Company’s goodwill impairment test involves a comparison of the fair value of each of the Company’s reporting units, as defined under SFAS No. 142, with its carrying amount. The Company’s indefinite-lived asset impairment test involves a comparison of the fair value of the intangible asset and its carrying value. Fair value is estimated using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. If the fair value is less than the carrying value, the asset is considered impaired. The amount of the impairment, if any, is then determined based on an allocation of the reporting unit fair values.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets
      The Company’s intangible assets, excluding goodwill and certain unrecognized prior service costs related to its pension plan, are patents, technology licenses, trademarks and other identifiable intangible assets. Intangible assets are amortized on a straight-line basis over their estimated economic lives ranging from 3 to 20 years except for intangible assets with indefinite lives. As many areas of the Company’s business rely on patents and proprietary technology, it has followed a policy of seeking patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance. The Company capitalizes patent defense costs when it determines that a successful defense is probable.

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

Environmental Expenditures
      Environmental expenditures that relate to the remediation of an existing condition caused by past operation and that do not contribute to future revenues are expensed. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and costs can be reasonably estimated. Estimates are based on available facts and technology, enacted laws and regulations and the Company’s prior experience in remediation of contaminated sites. Accrued undiscounted environmental liabilities were $5.9 million and $6.4 million at December 31, 2004 and 2003, respectively.

Derivative Financial Instruments
      The Company accounts for all derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). This standard requires that every derivative instrument be recorded at fair value in the balance sheet as either an asset or a liability. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge relationship, and if so, the type of hedge transaction. Any gain or loss associated with the termination of a swap is deferred and amortized over the remaining debt term.

Foreign Currency
      The functional currency for most of the Company’s international operations is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included as Accumulated Other Comprehensive Income, a component of shareholders’ equity. In cases where the functional currency is the U.S. dollar remeasurement gains and losses are reflected in the Company’s results of operations during the period incurred. The gain or loss related to individual foreign currency transactions are reflected in results of operations when incurred.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
      Effective January 1, 2003, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to expense the fair value of employee stock-based compensation. The Company selected the prospective method of adoption, and under this method, the fair value of employee stock-based compensation granted during 2003 and 2004 is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period, which is usually the vesting period. The Company accounts for employee stock-based compensation granted, modified or settled prior to January 1, 2003 using the intrinsic method of accounting as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Under the intrinsic method, no compensation expense is recognized when the exercise price of an employee stock option is equal to the Common Share market price on the grant date and all other factors of the grant are fixed. The following illustrates the pro forma effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Net Income (Loss):
As reported	$330,146	$143,352	$(6,030)
Employee stock-based compensation expense included in reported net income, net of income tax benefit	5,890	2,342	—
Pro forma compensation expense, determined under fair value methods for all awards, net of income tax benefit	(26,911)	(34,073)	(42,491)

Pro forma	$309,125	$111,621	$(48,521)

Basic earnings (loss) per share:
As reported	$2.46	$1.13	$(0.05)
Pro forma	2.31	0.88	(0.40)
Diluted earnings (loss) per share:
As reported	$2.30	$1.09	$(0.05)
Pro forma	2.16	0.85	(0.40)
      For purposes of determining the 2004 and 2003 employee stock-based compensation expense and the 2004, 2003 and 2002 pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of the options is amortized over the options’ vesting period. The following assumptions for 2004, 2003 and 2002, respectively, were computed on a weighted average basis: expected volatility of 48.17%, 56.55% and 60.93%, risk-free interest rate of 3.9%, 3.0% and 3.3%, expected life of 5.0, 4.5 and 5.2 years and no expected dividends. The weighted average fair value of the options granted in 2004, 2003 and 2002 was $19.61, $17.36 and $21.20, respectively.

Accounting for Income Taxes
      Under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      Revenue is recognized when all of the following criteria have been met: a) evidence of an agreement exists, b) delivery to and acceptance by the customer has occurred, c) the price to the customer is fixed and determinable and d) collectibility is reasonably assured.
      In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, the Company recognizes the revenue associated with rebillable shipping and handling costs as Revenues of Products and Revenues of Services and all costs for shipping and handling costs as Cost of Products and Cost of Services in the accompanying Consolidated Statements of Operations.

Earnings (Loss) Per Share
      Basic earnings (loss) per share for all periods presented equals net income (loss) divided by the weighted average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing net income, as adjusted for the assumed conversion of dilutive debentures, by the weighted average number of Common Shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock option and restricted share plans, warrants and the incremental shares for the assumed conversion of dilutive debentures. The effect of stock option and restricted share plans, warrants and the assumed conversion of dilutive debentures is not included in the computation for periods in which a net loss occurs, because to do so would be anti-dilutive.
      The diluted earnings per share calculation excludes 0.2 million, 2.3 million and 20.5 million stock options that were anti-dilutive for the years ended December 31, 2004, 2003 and 2002, respectively. Net income for the diluted earnings per share calculation for the year ended 2004 is adjusted to add back the amortization of original issue discount, net of taxes, relating to the Company’s Zero Coupon Convertible Senior Debentures due 2020 (the “Zero Coupon Debentures”) totaling $11.6 million.
      The following reconciles basic and diluted weighted average number of shares outstanding:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Basic weighted average shares outstanding	134,000	126,524	120,058
Dilutive effect of:
Warrant	975	1,090	—
Stock option and restricted share plans	4,612	4,147	—
Convertible debentures	9,097	—	—

Diluted weighted average shares outstanding	148,684	131,761	120,058

New Accounting Pronouncements
      In January 2003, the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN No. 46”) was issued. FIN No. 46 requires a company to consolidate a variable interest entity if it is the primary beneficiary of that entity. A variable interest entity is generally defined as an entity whose equity is insufficient to absorb the expected losses or whose owners lack the risks and rewards of ownership. FIN No. 46 is effective for all variable interest entities created or modified after January 31, 2003 and became effective for all other variable interest entities during the interim period ending March 31, 2004. The Interpretation requires certain disclosures for all variable interest entities. In connection with the adoption of FIN No. 46, the Company determined its asset securitization facility was a variable interest entity (See Note 9). The Company’s asset securitization was part of a larger facility held by a

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
third-party financial institution. The financial institution determined it was the primary beneficiary and consolidated the facility in its financial statements. This facility was terminated in December 2004.
      In March 2004, the EITF reached a final consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF No. 03-1”). EITF No. 03-1 provides guidance used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The guidance includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of EITF No. 03-1 did not have an impact on the Company’s financial statements.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires abnormal amounts be recognized as current period charges in all circumstances. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not believe the implementation of SFAS No. 151 will have a material impact on its financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 123-Revised 2004, Share-Based Payment (“SFAS No. 123R”)which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R is effective the first interim period beginning after June 15, 2005. As discussed previously, in 2003 the Company began expensing the fair value of employee stock-based compensation over the service period; therefore, the new guidance will only affect unvested options granted prior to 2003. The Company is currently evaluating the impact SFAS No. 123R will have on its 2005 third quarter results. There will be no material impact to its results after the third quarter of 2005 as essentially all grants either vest in the third quarter or are already reflected in the Company’s results.
      In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”) and FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-1 clarifies the guidance in SFAS No. 109 and provides that the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction under SFAS 109, not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the Act. FSP 109-2 addresses the effect of the Act’s one-time deduction for qualifying repatriations of foreign earnings. FSP 109-2 allows additional time for companies to determine whether any foreign earnings will be repatriated under the Act’s one-time deduction for repatriated earnings and how the Act affects whether undistributed earnings continue to qualify for SFAS 109’s exception from recognizing deferred tax liabilities. FSP 109-1 and FSP 109-2 were both effective upon issuance. The Company is currently evaluating the impact the adoption of FSP 109-1 and FSP 109-2 will have on its financial position, results of operations or cash flows.

2.	Discontinued Operation
      In June 2004, the Company’s management approved a plan to sell its non-core GSI compression fabrication business. This business was historically included in the Company’s Production Systems segment. In accordance with SFAS No. 144, the GSI compression fabrication business results of operations, financial position and cash flows have been reflected in the consolidated financial statements and notes as a

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
discontinued operation for all periods presented. The Company has contacted interested buyers, is actively marketing the business and believes it will be sold by June 2005.
      The loss of $7.2 million, net of taxes, from the discontinued operation for the year ended December 31, 2004 includes non-cash charges of $5.5 million. The non-cash charges consist of a $3.1 million goodwill and asset impairment charge and an income tax provision of $2.4 million to record a valuation allowance against deferred tax assets from net operating losses that the Company will not be able to utilize.
      Interest charges have been allocated to the discontinued operation in accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations. The interest was allocated based on a pro rata calculation of the net assets of the discontinued business to the Company’s consolidated net assets.
      Operating results of the discontinued operation were as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Revenues	$39,356	$29,374	$40,506

Income (Loss) Before Income Taxes	$(4,741)	$(4,898)	$1,746
(Provision) Benefit for Income Taxes	(2,412)	1,007	(817)

Net Income (Loss) from Discontinued Operation, Net of Taxes	$(7,153)	$(3,891)	$929

      Balance sheet information for the discontinued operation within the Production Systems segment was as follows:

	December 31,	December 31,
	2004	2003

	(In thousands)
Accounts Receivable, Net of Allowance for Uncollectible Accounts	$1,759	$5,050
Inventories	9,533	25,366
Other Current Assets	1,158	388

Current Assets from Discontinued Operation	12,450	30,804

Property, Plant and Equipment, Net	175	276
Other Assets	131	2,009

Long-term Assets from Discontinued Operation	306	2,285

	$12,756	$33,089

Accounts Payable	$7,567	$17,514
Other Current Liabilities	4,121	2,829

Current Liabilities from Discontinued Operation	$11,688	$20,343

3.	Corporate Reorganization
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
      Weatherford Limited and Weatherford Inc. guarantee, on a full and unconditional basis, certain obligations of the Company (See Note 24).

4.	Severance, Restructuring and Asset Impairment Charges

2003 Severance Charge
      During the second quarter of 2003, the Company recorded approximately $7.7 million, $5.6 million net of taxes, in severance and severance related costs in connection with the realignment of its segments. Severance and severance related costs summarized by segment and by financial statement classification were as follows:

	Drilling Services	Production Systems	Total

	(In thousands)
Cost of Products	$2,398	$1,905	$4,303
Cost of Services	973	—	973
Research and Development	51	425	476
Selling, General and Administrative Attributable to Segments	548	1,410	1,958

Total	$3,970	$3,740	$7,710

      In accordance with the Company’s announced plan to terminate employees company-wide, it recorded severance costs for 515 specifically identified employees. All identified employees had been terminated and all costs had been incurred as of December 31, 2003.

2002 Restructuring and Asset Impairment Charge
      During 2002, the Company recorded $15.4 million, $10.0 million net of taxes, in restructuring and asset impairment charges relating to a rationalization of its business. The Company undertook initiatives to rationalize its business in light of the lower activity levels and the continued economic uncertainty. The plan approved during 2002 included a reduction in workforce, primarily in the U.S., and closure of two facilities.
      Components of the charge included $8.6 million of severance and related costs and $11.5 million of asset impairment charges offset by a $4.7 million reversal of an unutilized prior period charge. The severance and related costs were for 849 specifically identified employees. All identified employees were terminated in 2003. The asset impairment charges of $11.5 million primarily relate to the write-down of equipment and facilities as a result of the decline in market conditions. Certain assets were sold, and the remaining assets have a carrying amount of $2.8 million and $4.8 million as of December 31, 2004 and 2003, respectively, and are classified in Property, Plant and Equipment on the accompanying Consolidated Balance Sheets. In 2000, the Company recorded a charge of $56.3 million in connection with the merger of its former Compression Services Division (See Note 5) with Universal Compression Holdings, Inc. (“Universal”) of which $4.7 million of estimated transaction costs were not incurred and were reversed in 2002.
      During the first quarter of 2003, the Company modified its plan and reversed $3.1 million of unutilized severance accruals recorded by the Production Systems segment. The Company expensed an additional $2.0 million during the first quarter of 2003 for other facility impairments within the Production Systems segment. The amounts related to the modification were recorded in Cost of Products in the accompanying

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statements of Operations. The charge related to the 2002 plan is summarized by segment and by financial statement classification in the following table:

	Drilling Services	Production Systems	Corporate	Total

	(In thousands)
Cost of Products	$2,800	$10,751	$—	$13,551
Cost of Services	1,985	—	—	1,985
Corporate General and Administrative	—	—	(99)	(99)

Total	4,785	10,751	(99)	15,437
Utilized during 2002	(3,418)	(7,289)	99	(10,608)
Reversal of 2002 restructuring charge	—	(3,148)	—	(3,148)
Utilized during 2003	(1,367)	(314)	—	(1,681)

Balance as of December 31, 2003	$—	$—	$—	$—

5.	Universal Compression
      On February 9, 2001, the Company completed the merger of essentially all of its Compression Services Division with and into a subsidiary of Universal in exchange for 13.75 million shares of Universal common stock. In 2004, the Company sold 7.0 million shares of Universal common stock for net proceeds of $231.8 million. This sale, which had no related tax effects, generated a gain of $77.6 million and reduced the Company’s ownership to 6.75 million shares, or approximately 21%, of Universal’s outstanding common stock.
      In connection with the merger, the Company and Universal entered into a Registration Rights Agreement, pursuant to which the Company was granted certain demand and piggyback registration rights for its shares of Universal common stock. Pursuant to the terms of the merger agreement, the Company also appointed three members to Universal’s eight member Board of Directors, including both the Company’s Chairman, President and Chief Executive Officer and the Company’s Chief Financial Officer. As long as the Company owns at least 20% of Universal’s outstanding common stock, the Company has the right to designate three board members. If its ownership interest falls below 20%, it may designate only two directors, and if its ownership falls below 10% the Company will no longer be entitled to designate directors to serve on Universal’s Board of Directors.
      The Company records its investment in Universal as Equity Investments in Unconsolidated Affiliates on the accompanying Consolidated Balance Sheets. The Company records its equity interest in Universal’s results of operations, based on estimates provided by Universal, as Equity in (Earnings) Losses of Unconsolidated Affiliates, Net of Impairment Charge on the accompanying Consolidated Statements of Operations. The Company has not received distributions from Universal related to its investment.
      The Company reviews its investment in Universal for impairment in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB No. 18”). APB No. 18 requires recognition of a loss when the decline in an investment is other-than-temporary. In determining whether the decline is other-than-temporary, the Company considers the cyclical nature of the industry in which Universal operates, their historical performance, their performance in relation to their peers and the current economic environment. In the third quarter of 2002, the Company recorded a write-down of its investment in Universal by $217.1 million as it determined the decline in the market value was other-than-temporary. In connection with the reduction in the carrying value of this investment, the Company recognized a tax benefit of $70.9 million, reducing the deferred tax liability related to the difference between the book carrying value and the tax basis of the investment. As of December 31, 2004, the Company’s carrying value of its investment in Universal was $151.8 million and the market value of the Company’s ownership interest in Universal was $235.6 million.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized financial information for Universal is presented below:

	December 31,

	2004	2003

	(In thousands)
Current assets	$254,124	$318,277
Long-term assets	1,749,060	1,672,158
Current liabilities	135,125	165,338
Long-term liabilities	1,011,725	1,045,297

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Revenues	$760,142	$652,666	$658,571
Gross profit	307,889	281,375	268,728
Net income	49,824	25,988	38,912
      The financial statements of Universal for its year ended March 31, 2004 are required by Rule 3-09 of Regulation S-X and are filed as part of this Form 10-K as Exhibit 99.3 hereto. In addition, the financial statements of Universal for the year ended March 31, 2005 will be filed as an amendment to this Form 10-K upon the filing by Universal of their Form 10-K. Universal is required to file their Form 10-K by June 14, 2005.

6.	Acquisitions
      During 2004, 2003 and 2002, the Company acquired various entities for total consideration of approximately $22.3 million, $56.4 million and $130.9 million, respectively.
      The Company’s 2003 acquisitions included certain assets of the North American wellhead business of Kvaerner Oilfield Products, Inc. (“Kvaerner”), a subsidiary of Aker Kvaerner ASA, for approximately $22.0 million in cash. The acquired business is based in Houston, Texas and is a designer, manufacturer and distributor of non-subsea wellhead products. This acquisition was integrated into the Company’s Production Systems Division and increased the Company’s offerings of products in the U.S. and Canada.
      The Company’s 2002 acquisitions included certain assets of Clearwater International (“Clearwater”) for approximately $33.6 million, consisting of 0.4 million Common Shares and cash of $18.0 million. Clearwater is based in Coraopolis, Pennsylvania and is a producer and distributor of oilfield production and completion chemicals. This acquisition was integrated into the Company’s Production Systems Division and provided key proprietary products and fluid technology to the Company’s underbalanced drilling services product line.
      The acquisitions discussed above were accounted for using the purchase method of accounting. Results of operations for acquisitions are included in the accompanying consolidated financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair values at the date of acquisition. The balances included in the Consolidated Balance Sheets related to the current year acquisitions are based upon preliminary information and are subject to change when final asset and liability valuations are obtained. Final valuations of assets and liabilities are obtained and recorded within one year from the date of the acquisition. Material changes in the preliminary allocations are not anticipated by management. The 2004, 2003 and 2002 acquisitions are not material individually or in the aggregate therefore pro forma information is not presented.

7.	Cash Flow Information
      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Other Current Assets at December 31, 2004 and 2003 included cash of approximately

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$2.0 million and $6.1 million, respectively, which was restricted as a result of bond requirements in certain foreign countries.
      During the years ended December 31, 2004, 2003 and 2002, there were non-cash operating activities of $28.0 million, $4.4 million and $15.7 million, respectively, relating to tax benefits received from the exercise of nonqualified stock options. These benefits were recorded as a reduction of income taxes payable and an increase to Capital in Excess of Par Value on the accompanying Consolidated Balance Sheets.
      During the years ended December 31, 2004, 2003 and 2002, there were non-cash investing activities of $0.2 million, $1.7 million and $0.3 million, respectively, relating to capital leases. In addition, during the years ended December 31, 2004, 2003 and 2002, there were non-cash investing activities of $4.5 million, $3.2 million and $9.9 million, respectively, related to the notes receivable received in exchange for the Company’s business and asset sales.
      During the years ended December 31, 2004, 2003 and 2002, there were non-cash financing activities related to our interest rate swaps of $16.1 million, $4.5 million and $14.1 million, respectively (See Note 14).
      Cash paid for interest and income taxes, net of refunds, was as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Interest paid	$69,296	$68,062	$78,018
Income taxes paid, net of refunds	91,059	58,258	40,127
      The following summarizes investing activities relating to acquisitions integrated into the Company’s operations:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Fair value of assets, net of cash acquired	$17,293	$49,956	$84,535
Goodwill	20,833	21,670	80,578
Consideration paid (received) related to prior year acquisitions	4,142	5,117	(3,552)
Total liabilities	(15,804)	(15,216)	(34,184)
Common Shares issued	—	—	(15,623)

Cash consideration, net of cash acquired	$26,464	$61,527	$111,754

8.	Inventories
      Inventories by category are as follows:

	December 31,

	2004	2003

	(In thousands)
Raw materials, components and supplies	$167,569	$158,328
Work in process	49,701	34,193
Finished goods	462,337	424,227

	$679,607	$616,748

      Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Asset Securitization
      In December 2004, the Company terminated its agreement with a financial institution to sell, on a continuous basis, an undivided interest in a specific pool of U.S. accounts receivable of certain subsidiaries of the Company. Pursuant to this agreement, these subsidiaries continuously sold certain trade accounts receivable to a wholly-owned bankruptcy-remote subsidiary of the Company, W1. W1 was formed to purchase accounts receivable and, in turn, sell participating interests in such accounts receivable to a financial institution. The sale of participating interests was limited to a percentage of receivables sold to W1. Receivables were sold at a discount approximating the financial institution’s financing costs of issuing commercial paper backed by the accounts receivable. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, at the time a participating interest was sold, the related receivables were removed from the Consolidated Balance Sheet. In this transaction, the Company retained servicing responsibilities and a subordinated interest in the pool of receivables. There was no recourse against the Company for failure of debtors to pay when due on account of debtors’ bankruptcy or inability to pay.
      The Company was permitted to sell up to $80.0 million of participating interests in trade accounts receivable under this agreement. In connection with the reorganization, the Company fully and unconditionally guaranteed certain domestic subsidiaries’ performance obligations relating to the asset securitization. Charges incurred, in connection with the sale of receivables under the asset securitization, were $1.0 million for the years ended December 31, 2004 and 2003 and $2.2 million for the year ended December 31, 2002, respectively, and are included in Other Income (Expense) on the accompanying Consolidated Statements of Operations. As of December 31, 2004, the Company had no receivables sold under the agreement. At December 31, 2003, the pool of receivables totaled $148.2 million, the Company had received $75.0 million for purchased interests and the Company’s subordinated interest totaled $73.2 million.

10.	Goodwill
      SFAS No. 142 provides for the non-amortization of goodwill and other intangible assets with indefinite lives and requires such assets be tested for impairment on an annual basis or when events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual goodwill impairment test as of October 1. The Company’s goodwill impairment test involves a comparison of the fair value of each of the Company’s reporting units, as defined under SFAS No. 142, with its carrying amount. The fair value is determined using discounted cash flows and other market-related valuation models. The Company’s 2004, 2003 and 2002 impairment tests indicated goodwill was not impaired. The Company will continue to test its goodwill annually as of October 1 unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
      In connection with the June 2004 approval of the plan to sell the GSI compression fabrication business (See Note 2), $2.8 million of goodwill from the Production Systems reporting unit was allocated to the discontinued business based on a relative fair value approach. The allocated goodwill was tested separately for impairment by comparing the fair value of the disposal group to its carrying amount. The calculation indicated the goodwill was impaired, and an impairment charge of $2.8 million was recorded which is included in the loss from discontinued operation. Following the allocation, the remaining goodwill of the Production Systems reporting unit was tested for impairment. The fair value of the Production Systems reporting unit exceeded its carrying amount, thereby indicating the remaining goodwill was not impaired.
      During 2003, in connection with the operating segment realignment, the Company re-evaluated its reporting units as defined by SFAS No. 142 and determined based upon the statement’s aggregation principles, the Company’s new reporting units correspond to the Company’s Drilling Services and Production

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Systems operating segments. The Company reassigned its goodwill to the new reporting units based on a relative fair value approach.
      The changes in the carrying amount of goodwill for the two years ended December 31, 2004 are as follows:

	Drilling	Production
	Services	Systems	Total

	(In thousands)
As of December 31, 2002	$808,729	$688,573	$1,497,302
Goodwill acquired during period	14,224	7,446	21,670
Disposals	—	(1,057)	(1,057)
Purchase price and other adjustments	684	1,901	2,585
Impact of foreign currency translation	26,580	54,131	80,711

As of December 31, 2003	850,217	750,994	1,601,211

Goodwill acquired during period	7,973	12,860	20,833
Impairment charge	—	(2,775)	(2,775)
Disposals	(2,200)	—	(2,200)
Purchase price and other adjustments	(4,231)	(4,023)	(8,254)
Impact of foreign currency translation	20,165	40,657	60,822

As of December 31, 2004	$871,924	$797,713	$1,669,637

11.     Other Intangible Assets, Net
      The components of definite-lived intangible assets are as follows:

	December 31, 2004			December 31, 2003

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

	(In thousands)
Licenses	$203,728	$(36,549)	$167,179	$196,771	$(24,446)	$172,325
Patents	107,630	(26,609)	81,021	94,458	(20,208)	74,250
Covenants not to compete	21,986	(17,625)	4,361	20,962	(13,987)	6,975
Other	12,923	(4,392)	8,531	11,589	(2,829)	8,760

	$346,267	$(85,175)	$261,092	$323,780	$(61,470)	$262,310

      Amortization expense was $23.3 million, $21.7 million and $16.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated amortization expense for the carrying amount of intangible assets as of December 31, 2004 is expected to be $22.5 million for 2005, $21.3 million for 2006, $19.2 million for 2007, $17.6 million for 2008 and $17.1 million for 2009.
      The Company has trademarks associated with its 2001 acquisition of the Johnson Screens division from Vivendi Environnement, which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks are classified in Other Intangible Assets, Net on the accompanying Consolidated Balance Sheets and had a carrying value of $8.0 million at December 31, 2004 and 2003, respectively. The estimated fair value of intangible assets obtained through acquisitions

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consummated in the preceding twelve months are based on preliminary information which is subject to change when final valuations are obtained.
      The Company has intangible assets recorded for unrecognized prior service costs related to its Supplemental Executive Retirement Plan (“SERP”) and several of its international pension plans (See Note 18). These unrecognized costs are classified in Other Intangible Assets, Net on the accompanying Consolidated Balance Sheets and were $25.5 million and $21.1 million as of December 31, 2004 and 2003, respectively.

12.	Short-term Debt

	December 31,

	2004	2003

	(In thousands)
2003 Revolving credit facility with an effective interest rate of 1.64% at December 31, 2004 and 1.69% at December 31, 2003	$—	$144,000
Short-term bank loans with effective interest rates between 4.25% and 6.25% at December 31, 2004 and between 0.93% and 6.25% at December 31, 2003	11,072	50,575

	$11,072	$194,575

Weighted average interest rate on short-term borrowings outstanding during the year	2.79%	2.23%
      In May 2003, the Company entered into a three-year unsecured revolving credit facility agreement that provides for borrowings or issuances of letters of credit of up to an aggregate of $500.0 million. Amounts outstanding accrue interest at a variable rate based on either the U.S. prime rate or London Interbank Offered Rate (“LIBOR”) and the credit rating assigned to the Company’s long-term senior debt. The facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. The Company was in compliance with these covenants at December 31, 2004. As of December 31, 2004, the Company had $456.9 million available under this agreement due to $43.1 million being used to secure outstanding letters of credit.
      During 2004, the Company entered into three short-term committed credit facilities to support its operations at the regional level. The Canadian facility provides that borrowings or letters of credit may be issued under the facility up to an aggregate of $16.3 million, 20 million Canadian dollars. The Middle East and Asia Pacific facilities provide that borrowings or letters of credit may be issued under the facilities up to an aggregate of $25.0 million per facility. As of December 31, 2004, there were outstanding borrowings of $7.1 million and $23.4 million of letters of credit outstanding under the three facilities combined.
      The Company has unsecured short-term borrowings with various institutions pursuant to uncommitted facilities. At December 31, 2004 and 2003, the Company had $4.0 million and $50.6 million, respectively, in unsecured short-term borrowings outstanding under these arrangements. The weighted average interest rate was 4.83% and 4.29% for 2004 and 2003, respectively.
      The Company also has various credit facilities available for stand-by letters of credit and bid and performance bonds. The Company had $15.4 million of such letters of credit and bid and performance bonds outstanding at December 31, 2004.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Long-term Debt

	December 31,

	2004	2003

	(In thousands)
4.95% Senior Notes due 2013	$256,659	$249,537
6 5/8% Senior Notes due 2011	359,171	350,884
7 1/4% Senior Notes due 2006	206,629	211,034
Foreign bank and other debt denominated in foreign currencies	9,771	13,196
Capital lease obligations	4,861	7,959
Other	4,925	3,018

	842,016	835,628
Less amounts due in one year	11,163	12,767

Long-term debt	$830,853	$822,861

      The following is a summary of scheduled long-term debt maturities by year (in thousands):

2005	$11,163
2006	208,230
2007	8,639
2008	3,318
2009	421
Thereafter	610,245

$842,016

4.95% Senior Notes
      On October 7, 2003, the Company completed a public offering of $250.0 million of 4.95% Senior Notes due 2013 (“4.95% Senior Notes”). The notes are fully and unconditionally guaranteed by Weatherford Inc. The interest on the notes is payable semi-annually in arrears on April 15 and October 15 of each year. Net proceeds from the offering were $247.9 million and were used to repay short-term borrowings. As evidenced by market transactions, the estimated fair value of the 4.95% Senior Notes was $249.4 million and $243.4 million as of December 31, 2004 and 2003, respectively.

6 5/8% Senior Notes
      On November 16, 2001, the Company completed a private placement of $350.0 million of 6 5/8% Senior Notes due 2011 (“6 5/8% Senior Notes”) which are unsecured obligations of the Company. The interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year. As evidenced by market transactions, the estimated fair value of the 6 5/8% Senior Notes was $386.4 million and $384.8 million as of December 31, 2004 and 2003, respectively.

7 1/4% Senior Notes
      The Company has outstanding $200.0 million of 7 1/4% Senior Notes due 2006 (“7 1/4% Senior Notes”) which are unsecured obligations of the Company. Interest is payable semi-annually on May 15 and November 15. Based on the borrowing rates available to the Company, the fair value of the 7 1/4% Senior Notes was $209.7 million and $220.0 million at December 31, 2004 and 2003, respectively.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effective rate for the 4.95% Senior Notes, 6 5/8% Senior Notes and 7 1/4% Senior Notes was 3.68%, 5.70% and 4.46%, respectively, for the year ended December 31, 2004 and 5.07%, 6.29% and 4.82%, respectively, for the year ended December 31, 2003 after giving consideration to all derivative activity (See Note 14).

14.	Derivative Instruments

Interest Rate Swaps
      The Company uses interest rate swap agreements to take advantage of short-term interest rates available in the economic environment. The swap agreements are fair value hedges and the terms of the agreements are such that the hedges are considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their term. The shortcut method prescribed by SFAS No. 133 applies, and there is no need to periodically reassess the effectiveness of the hedge during the term of the swaps. Amounts received upon termination of the swap agreements represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction of interest expense over the remaining term of the debt.
      During 2002, the Company had in effect two interest rate swap agreements entered into against its 7 1/4% Senior Notes. In October 2002, both swap agreements were terminated, and the Company received cash proceeds, net of accrued interest, of $11.0 million.
      In the third and fourth quarter of 2003, the Company entered into interest rate swap agreements on an aggregate notional amount of $150.0 million of its 7 1/4% Senior Notes and $250.0 million of its 6 5/8% Senior Notes. These agreements were outstanding as of December 31, 2003. They were recorded at fair value and classified in Other Assets with the offset to Long-term Debt on the accompanying Consolidated Balance Sheets. The aggregate fair market value of the swaps was an asset of $4.5 million as of December 31, 2003. In January 2004, the Company terminated these swap agreements and received $7.8 million in cash proceeds, net of accrued interest, as settlement.
      During 2004, the Company entered into and terminated separate interest rate swap agreements on notional amounts of $200.0 million and $150.0 million of its 4.95% Senior Notes and $70.0 million and $170.0 million of its 6 5/8% Senior Notes. As a result of these terminations, the Company received cash proceeds, net of accrued interest, of approximately $12.8 million. There were no interest rate swap agreements outstanding as of December 31, 2004.
      The gains associated with the Company’s interest rate swap terminations have been deferred and are amortized over the remaining term of the debt. The Company’s annual interest expense was reduced by $12.3 million, $6.0 million and $6.4 million for 2004, 2003 and 2002, respectively, as a result of its interest rate swap activity.

Cash Flow Hedge
      During September 2003, we entered into cash flow hedges to secure the underlying interest rate in anticipation of the 4.95% Senior Notes issuance. In connection with the October issuance, these cash flow hedges were settled with a $3.3 million payment to the counterparties. The hedging agreement resulted in a deferred loss, which was recorded in Accumulated Other Comprehensive Income and is being amortized into interest expense over the life of the debt.

Other Derivative Instruments
      As of December 2004, the Company has entered into several foreign currency forward contracts with notional amounts aggregating to $47.1 million to hedge exposure to currency fluctuations in various foreign

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
currencies, including the Australian Dollar, the British Pound Sterling, the Singapore Dollar and the Brazilian Real. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

15.	Zero Coupon Convertible Senior Debentures
      On June 30, 2000, the Company completed a private placement of $910.0 million face amount of Zero Coupon Convertible Senior Debentures due 2020 (“Zero Coupon Debentures”). The Zero Coupon Debentures were issued at a discount with an imputed 3.0% per annum interest rate. During 2004 and 2003, the Company amortized $16.8 million and $16.3 million, respectively, of the original issue discount. As of December 31, 2004 and 2003, the unamortized discount on the Zero Coupon Debentures was $336.4 million and $353.3 million, respectively.
      Holders may convert the Zero Coupon Debentures into Common Shares at any time before maturity at a conversion rate of 9.9970 Common Shares per $1,000 principal amount. The effective conversion price increases as the accreted value of the Zero Coupon Debentures increases. As of December 31, 2004, the conversion price was $63.05 per Common Share. The Company may redeem any of the Zero Coupon Debentures on or after June 30, 2005 at the accreted amount at the time of redemption. Holders may require the Company to repurchase the Zero Coupon Debentures on June 30, 2005, June 30, 2010 and June 30, 2015 at the accreted amount. The Company may elect to repurchase the Zero Coupon Debentures for cash, Common Shares or a combination thereof. The Zero Coupon Debentures are unsecured ranking equal in right of payment with all other unsecured and unsubordinated indebtedness and will rank senior to any future subordinated indebtedness. As evidenced by market transactions, the estimated fair value of the Zero Coupon Debentures was $583.5 million and $565.3 million at December 31, 2004 and 2003, respectively.

16.	5% Convertible Subordinated Preferred Equivalent Debentures
      In November 1997, the Company completed a private placement of $402.5 million principal amount of 5% Convertible Subordinated Preferred Equivalent Debentures (“Convertible Preferred Debentures”). On August 3, 2003, the Company redeemed all of its outstanding Convertible Preferred Debentures for $412.6 million, or 102.5% of the principal amount. The Convertible Preferred Debentures plus accrued interest were repaid with the proceeds of the sale of Common Shares (See Note 17) and cash on hand. In connection with the redemption, the Company expensed $10.1 million related to the call premium and $10.8 million related to the remaining unamortized debt issuance costs. These expenses have been classified as Debt Redemption Expense on the accompanying Consolidated Statements of Operations.

17.	Shareholders’ Equity

Authorized Shares
      The Company is authorized to issue 500,000,000 Common Shares and 10,000,000 undesignated preference shares, $1.00 par value. During the three years ended December 31, 2004, no preferred shares were issued.

Warrant
      On February 28, 2002, the Company issued Shell Technology Ventures Inc. a warrant to purchase up to 3.2 million Common Shares at a price of $60.00 per share. The warrant has a nine-year exercisable life beginning one year after the issue date. The warrant holder may exercise the warrant and settlement may occur through physical delivery, net share settlement, net cash settlement or a combination thereof. The warrant also may be converted into Common Shares at any time after the third anniversary of the issue date. The number of Common Shares issuable upon conversion would be equal to the value of the warrant

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
determined by the Black-Scholes option pricing model divided by the average of the closing price of Common Shares for the 10-day period prior to the date of conversion. Any shares received upon such conversion are non-transferable for two years.

Equity Offering
      On July 3, 2003, the Company completed a public offering of ten million Common Shares in exchange for $400.0 million in cash proceeds.

18.	Compensation Plans

Stock Option Plans
      The Company has a number of stock option plans pursuant to which directors, officers and key employees may be granted options to purchase Common Shares at the fair market value on the date of grant.
      The Company has in effect a 1991 Employee Stock Option Plan (“1991 ESO Plan”), a 1992 Employee Stock Option Plan (“1992 ESO Plan”) and a 1998 Employee Stock Option Plan (“1998 ESO Plan”). Under these plans, options to purchase up to an aggregate of 25.2 million Common Shares may be granted to officers and key employees of the Company (including directors who are also key employees). At December 31, 2004, approximately 1.1 million shares were available for grant under such plans.
      Stock options generally vest after one to four years following the date of grant and expire after ten to fourteen years from the date of grant. Information about the stock option plans and predecessor plans for the three years ended December 31, 2004, is set forth below:

			Weighted
			Average
			Exercise
	Number of	Range of Exercise	Price Per
	Shares	Prices	Share

Options outstanding, December 31, 2001	22,088,000	$ 4.41 - $53.67	$24.64
Granted	711,500	32.72 - 46.49	38.38
Exercised	(2,148,564)	10.89 - 36.75	16.01
Terminated	(477,494)	23.77 - 46.18	31.01

Options outstanding, December 31, 2002	20,173,442	4.41 - 53.67	25.86
Granted	730,000	31.75 - 43.15	36.91
Exercised	(732,926)	8.12 - 36.75	19.06
Terminated	(603,875)	23.77 - 47.49	28.57

Options outstanding, December 31, 2003	19,566,641	4.41 - 53.67	26.44
Granted	145,600	39.93 - 47.55	41.89
Exercised	(4,937,160)	4.41 - 49.35	25.83
Terminated	(540,750)	23.77 - 47.55	28.46

Options outstanding, December 31, 2004	14,234,331	5.37 - 53.67	26.59

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004 the options outstanding and exercisable were:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
		Contractual	Price Per		Contractual	Price Per
Range of Exercise Prices	Outstanding	Life	Share	Exercisable	Life	Share

$5.37-$11.62	2,251,794	5.45	$10.86	2,251,794	5.45	$10.86
14.82-22.91	509,324	6.86	19.30	509,324	6.86	19.30
23.11-34.12	6,643,737	10.49	24.43	685,904	8.44	27.81
35.15-53.67	4,829,476	9.25	37.66	3,628,876	8.59	37.45

5.37-53.67	14,234,331	9.14	26.59	7,075,898	7.45	26.75

      The options exercisable as of December 31, 2003 were 10.6 million.

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
      During 2004, the Company issued approximately 427,000 restricted shares, net of forfeitures during the year, to certain key employees and directors. The restricted shares vest based on continued employment, and vesting generally occurs over a two or three-year period, with an equal amount of the restricted shares vesting on each anniversary of the grant date. The Company recognized $5.8 million in employee stock-based compensation expense related to the issuance of restricted shares during the year ended December 31, 2004. As of December 31, 2004, approximately $6.7 million of employee stock-based compensation expense remains to be recognized over the vesting period of these restricted shares.

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

Retirement and Employee Benefit Plans
      The Company has defined contribution plans covering certain of its employees. Contribution expenses related to these plans totaled $9.3 million, $12.0 million and $10.4 million in 2004, 2003 and 2002, respectively.

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
      The change in benefit obligations were as follows:

	Year Ended December 31,

	2004		2003

	United States	International	United States	International

	(In thousands)
Benefit obligation at beginning of year	$42,673	$60,177	$12,799	$44,908
Addition of new plan	—	—	28,715	—
Service cost	1,763	6,698	576	5,242
Interest cost	2,568	3,685	1,392	2,489
Plan participants’ contributions	—	2,137	—	2,165
Amendments	—	5,882	—	—
Settlements	—	—	(694)	—
Actuarial loss	17,294	1,800	914	2,522
Currency fluctuations	—	7,288	—	5,124
Benefits paid	(1,279)	(3,428)	(1,029)	(2,273)

Benefit obligation at end of year	$63,019	$84,239	$42,673	$60,177

      The actuarial loss in the U.S. plans was primarily attributable to an increase in the compensation level of plan participants.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The change in plan assets were as follows:

	Year Ended December 31,

	2004		2003

	United States	International	United States	International

	(In thousands)
Fair value of plan assets at beginning of year	$10,404	$41,133	$9,889	$27,858
Actual return on plan assets	869	4,490	2,061	4,892
Employer contribution	81	7,069	177	4,621
Plan participants’ contributions	—	2,137	—	2,165
Settlements	—	—	(694)	—
Currency fluctuations	—	4,573	—	3,420
Benefits paid	(1,279)	(2,848)	(1,029)	(1,823)

Fair value of plan assets at end of year	10,075	56,554	10,404	41,133

Funded status	(52,944)	(27,685)	(32,269)	(19,044)
Unrecognized net loss	21,610	7,379	4,452	7,684
Unrecognized prior service cost	25,210	5,030	27,839	94
Unrecognized transition asset	—	(35)	—	(36)

Net amount recognized	$(6,124)	$(15,311)	$22	$(11,302)

      The amounts recognized in the Consolidated Balance Sheets are as follows:

	Year Ended December 31,

	2004		2003

	United States	International	United States	International

	(In thousands)
Prepaid benefit cost	$—	$308	$—	$92
Accrued benefit cost	(32,661)	(24,535)	(25,507)	(14,417)
Intangible asset	20,518	4,983	21,077	12
Accumulated other comprehensive income	6,019	3,933	4,452	3,011

Net amount recognized	$(6,124)	$(15,311)	$22	$(11,302)

      The increase or decrease in the additional minimum liability included in other comprehensive income was $1.6 million and $(0.2) million for 2004 and 2003, respectively, for the U.S. plans and $0.6 million and $(1.3) million for 2004 and 2003, respectively, for the international plans.
      The accumulated benefit obligation for defined benefit pension plans was $42.6 million and $35.9 million at December 31, 2004 and 2003, respectively, for the U.S. plans and $76.0 million and $53.7 million at December 31, 2004 and 2003, respectively, for the international plans.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets or accumulated benefit obligations in excess of plan assets as of December 31, 2004 and 2003 are as follows:

	2004		2003

	United States	International	United States	International

	(In thousands)
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$63,019	$83,169	$42,244	$58,176
Fair value of plan assets	10,075	55,461	10,404	39,024
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	42,586	62,906	35,873	51,494
Fair value of plan assets	10,075	40,873	10,404	38,200
      The components of net periodic benefit cost as of December 31, 2004, 2003 and 2002 are as follows:

	2004		2003		2002

	United States	International	United States	International	United States	International

	(In thousands)
Service cost	$1,763	$6,698	$576	$5,242	$—	$6,029
Interest cost	2,568	3,685	1,392	2,489	908	1,819
Expected return on plan assets	(899)	(2,996)	(1,032)	(1,944)	(1,156)	(1,600)
Amortization of transition obligation (asset)	—	(4)	—	25	—	24
Amortization of prior service cost	2,629	13	876	13	—	11
Settlements	—	—	25	—	343	(2)
Amortization of loss	166	589	21	1,035	17	583

Net periodic benefit cost	$6,227	$7,985	$1,858	$6,860	$112	$6,864

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average assumption rates used for benefit obligations are as follows:

	Year Ended December 31,

	2004	2003

Discount rate:
United States plans	5.25 - 5.75%	6.00%
International plans	1.80 - 7.00	4.75 - 7.00
Rate of compensation increase:
United States plans	4.00	3.00
International plans	2.50 - 6.85	2.75 - 7.50
      The weighted average assumption rates used for net periodic benefit costs are as follows:

	Year Ended December 31,

	2004	2003	2002

Discount rate:
United States plans	6.00%	6.00 - 6.75%	7.25%
International plans	1.80 - 7.00	4.80 - 7.00	4.70 - 7.00
Expected return on plan assets:
United States plans	8.00	8.00	8.00
International plans	4.00 - 8.00	6.27 - 8.00	6.60 - 8.00
Rate of compensation increase:
United States plans	3.00	3.00	—
International plans	2.75 - 7.50	3.25 - 8.28	3.25 - 10.24
      In determining the overall expected long-term rate of return for plan assets, the Company takes into consideration the historical experience as well as future expectations of the asset mix involved. As different investments yield different returns, each asset category must be reviewed individually and then weighted for significance in relation to the total portfolio.
      The weighted average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	2004		2003

	United States	International	United States	International

Equity	61%	90%	61%	91%
Debt securities	38	7	38	6
Other	1	3	1	3

Total	100%	100%	100%	100%

      In the U.S., the Company’s investment strategy includes a balanced approach with target allocation percentages of 60% equity investments and 40% fixed income investments. For the international plans, the assets are invested primarily in equity investments as they are expected to provide a higher long-term rate of return. The Company’s pension investment strategy worldwide prohibits a direct investment in its own stock.
      In 2005, the Company expects to contribute $0.1 million in the U.S. and $8.4 million internationally to its pension and other postretirement benefit plans.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	United States	International

2005	$1,235	$1,548
2006	1,357	1,261
2007	1,263	1,639
2008	1,755	2,224
2009	2,299	1,078
2010 - 2014	13,964	21,907

19.	Income Taxes
      The components of Income (Loss) from Continuing Operations before Income Taxes and Minority Interest were as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Domestic	$50,141	$24,348	$(154,828)
Foreign	380,606	175,167	143,247

	$430,747	$199,515	$(11,581)

      The Company’s income tax benefit (provision) consisted of the following:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Current:
U.S. federal and state income taxes	$388	$(159)	$(29,468)
Foreign	(108,786)	(20,834)	(59,415)

Total Current	(108,398)	(20,993)	(88,883)

Deferred:
U.S. federal	(1,458)	15,992	84,904
Foreign	17,184	(46,607)	9,152

Total Deferred	15,726	(30,615)	94,056

	$(92,672)	$(51,608)	$5,173

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The difference between the tax (provision) benefit at the statutory federal income tax rate and the tax (provision) benefit attributable to Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest for the three years ended December 31, 2004 is analyzed below:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Statutory federal income tax rate	$(150,762)	$(69,830)	$4,053
Effect of state income tax, net and alternative minimum tax	252	319	101
Effect of domestic non-deductible expenses	(2,076)	(380)	69
Change in valuation allowance	1,161	(6,873)	(12,859)
Effect of foreign income tax, net	60,933	19,911	(741)
Effect of prior year audit resolutions	—	—	9,352
Other	(2,180)	5,245	5,198

	$(92,672)	$(51,608)	$5,173

      Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting. The components of the net deferred tax asset were as follows:

	December 31,

	2004	2003

	(In thousands)
Deferred tax assets:
Domestic and foreign operating losses	$52,296	$44,434
Accrued liabilities and reserves	82,180	58,580
Tax credits	54,055	19,771
Unremitted foreign earnings	7,898	6,391
Other differences between financial and tax basis	1,238	2,151
Differences between financial and tax basis inventory	14,853	14,779
Valuation allowance	(27,823)	(29,843)

Total deferred tax assets	184,697	116,263

Deferred tax liabilities:
Property, plant and equipment	(65,385)	(58,352)
Goodwill and other intangibles	(18,545)	(5,490)
Other differences between financial and tax basis	(1,175)	(3,281)

Total deferred tax liabilities	(85,105)	(67,123)

Net deferred tax assets	$99,592	$49,140

      The change in the valuation allowance in 2004 is primarily due to the expiration of tax credits the Company had established a valuation allowance against in previous years, partially offset by the establishment of a valuation allowance against tax credits generated in 2004. The Company believes the character and nature of future taxable income may not allow it to realize the tax benefits of tax credits generated in 2004 within the allowable carryforward period. Therefore, an appropriate valuation allowance has been provided.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has provided additional taxes for the anticipated repatriation of earnings of its foreign subsidiaries where it has determined that the foreign subsidiaries earnings are not indefinitely reinvested. For foreign subsidiaries whose earnings are indefinitely reinvested, no provision for U.S. federal and state income taxes has been provided. If the earnings were not indefinitely reinvested, the estimated tax liability would be approximately $23.9 million before application of available foreign tax credits.
      The Company is evaluating the impact of the special one time deduction for 85% of certain repatriated foreign earnings provided for under the American Jobs Creation Act of 2004. At this time, it has not been determined what, if any, income tax (provision) benefit will be recognized if earnings are repatriated under the act.
      At December 31, 2004, the Company had approximately $173.2 million of net operating losses (“NOLs”), $3.6 million of which were generated by certain domestic subsidiaries prior to their acquisition by the Company. The use of these acquired domestic NOLs is subject to limitations imposed by the Internal Revenue Code and is also restricted to the taxable income of the subsidiaries generating these losses. Loss carryforwards, if not utilized, will expire at various dates from 2005 through 2025.
      At December 31, 2004, the Company had approximately $51.0 million of foreign tax credits available to offset future payments of federal income taxes. The foreign tax credits expire in varying amounts through 2014.
      On June 26, 2002, the stockholders and Board of Directors of Weatherford International, Inc. approved the Company’s corporate reorganization, and Weatherford International Ltd., a newly formed Bermuda company, became the parent holding company of Weatherford International, Inc. The realization of the tax benefit of this reorganization could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing jurisdictions. The inability to realize this benefit could have a material impact on the Company’s financial statements.

20.	Disputes, Litigation and Contingencies

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

21.	Commitments

Operating Leases
      The Company is committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions and rental payments, which may be

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
adjusted for taxes, insurance and maintenance related to the property. Future minimum rental commitments under noncancelable operating leases are as follows (in thousands):

2005	$36,597
2006	28,647
2007	24,912
2008	21,408
2009	19,810
Thereafter	132,246

$263,620

      Total rent expense incurred under operating leases was approximately $42.0 million, $40.7 million and $41.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

22.	Related Party Transaction
      A member of the Company’s Board of Directors is the Chief Executive Director of London Merchant Securities plc. The Company began leasing office space from London Merchant Securities during 2004. The annual rent is $0.3 million plus the Company’s proportional share of building expenses. The terms of the lease are standard market terms.
      In 2003 and 2004, the Company entered into interest rate swap agreements for its 6 5/8% Senior Notes (See Note 14) with Lehman Brothers, Inc. (“Lehman”), an investment banking firm in which two directors of the Company are managing directors. During 2003, the Company completed a public offering of ten million Common Shares that were sold through Lehman (See Note 17). The arrangements associated with these transactions were on customary terms in the industry.
      During 2003, the Company sold one of its businesses to two former employees for $0.1 million in cash and a note receivable of $3.2 million. The balance of the note receivable was $3.2 million at December 31, 2004 and 2003.
      A member of the Company’s Board of Directors is the Chief Executive Officer of First Reserve Corporation. First Reserve Corporation beneficially owns certain convertible preferred securities of CiDRA Corporation (“CiDRA”), which are convertible into less than 10% of CiDRA common stock on a fully diluted and convertible basis. During 2002, the Company purchased a related business from CiDRA for $4.8 million. In 2004, the Company sold and licensed certain technology and rights to CiDRA. The Company received $2.0 million in cash, a $7.0 million promissory note payable over four years and will receive royalty payments equal to 5% of CiDRA’s sales. The member of the Company’s Board of Directors did not participate in the Company’s consideration or approval of these transactions.
      During 2002, the Company sold certain assets to a former employee for a note receivable. The balance of the note receivable was $9.5 million and $10.9 million at December 31, 2004 and 2003, respectively.
      In April 2000, we completed the spin-off of our Grant Prideco, Inc. subsidiary to our shareholders. Three of our directors served on both our and Grant Prideco’s Boards of Directors. In connection with the spin-off, we entered into a preferred customer agreement pursuant to which we agreed, for a three-year period, to purchase at least 70% of our requirements of drill stem products from Grant Prideco. The price for those products will be at a price not greater than that which Grant Prideco sells to its best similarly situated customers. We were entitled to apply against our purchases a drill stem credit of $30.0 million, subject to a limitation of the application of the credit to no more than 20% of any purchase. During 2003, the initial agreement with Grant Prideco was extended for an additional two-year period. The Company received a

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
remaining drill stem credit of $10.0 million, subject to a limitation of no more than 20% of any purchase. All other terms and agreements are consistent with the initial preferred customer agreement. As of December 31, 2004, the Company had $3.7 million remaining of the drill stem credit. The agreement expires on March 31, 2005, and the Company expects to use all or substantially all of the remaining credit prior to the expiration.

23.	Segment Information

Geographic Segments
      Financial information by geographic segment, as provided to the chief operating decision maker, for each of the three years ended December 31, 2004, is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products and performance of services. Long-lived assets are long-term assets excluding deferred tax assets of $37.8 million, $34.6 million and $18.3 million at December 31, 2004, 2003 and 2002, respectively.

	Revenues from Unaffiliated Customers			Long-lived Assets

	2004	2003	2002	2004	2003	2002

	(In thousands)
United States	$1,140,974	$855,321	$774,345	$1,761,501	$1,832,172	$1,897,910
Canada	528,581	442,562	320,851	534,286	488,991	404,640
Latin America	301,392	246,402	204,646	171,570	170,643	152,895
Europe, CIS and West Africa	556,112	501,825	450,978	730,944	716,251	526,804
Middle East and North Africa	376,054	302,430	291,771	234,840	191,232	139,479
Asia Pacific	228,661	213,494	245,833	129,377	135,282	95,734

	$3,131,774	$2,562,034	$2,288,424	$3,562,518	$3,534,571	$3,217,462

Business Segments
      The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and natural gas industry. The Company operates in virtually every oil and natural gas exploration and production region in the world. The Company divides its business into two separate segments as defined by the chief operating decision maker: Drilling Services and Production Systems.
      The Company’s Drilling Services segment provides a wide range of oilfield products and services, including drilling services and equipment, well installation services and cementing products and equipment, underbalanced systems, fishing and intervention services, pipeline and specialty services, liner systems and expandable solid tubular systems.
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
      Financial information by industry segment for each of the three years ended December 31, 2004 is summarized below. The total assets and capital expenditures do not include the assets and activity of the

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s discontinued operation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Inter-segment sales are not material.

		Production
	Drilling Services	Systems	Corporate(a)	Total

	(In thousands)
2004
Revenues from unaffiliated customers	$1,773,295	$1,358,479	$—	$3,131,774
Depreciation and amortization	184,794	68,621	2,469	255,884
Operating income (loss)	329,118	120,113	(33,484)	415,747
Total assets	2,746,266	2,055,148	729,312	5,530,726
Capital expenditures for property, plant and equipment	199,517	87,395	23,918	310,830
2003
Revenues from unaffiliated customers	$1,493,604	$1,068,430	$—	$2,562,034
Depreciation and amortization	174,081	55,817	2,519	232,417
Operating income (loss)	234,659	78,813	(27,255)	286,217
Total assets	2,564,817	1,878,750	517,668	4,961,235
Capital expenditures for property, plant and equipment	163,611	94,064	44,712	302,387
2002
Revenues from affiliated customers	$1,374,867	$913,557	$—	$2,288,424
Depreciation and amortization	167,798	44,017	2,924	214,739
Operating income (loss)	222,265	77,894	(236,751)	63,408
Total assets	2,441,991	1,608,276	430,953	4,481,220
Capital expenditures for property, plant and equipment	157,239	69,578	41,633	268,450
Non-cash portion of restructuring and asset impairment charge	3,078	8,758	(147)	11,689

(a)	Includes Equity in (Earnings) Losses of Unconsolidated Affiliates, Net of Impairment Charge. During 2002, the Company recorded an impairment charge of $217.1 million, $146.2 million, net of taxes, for its investment in Universal.

Major Customers and Credit Risk
      Substantially all of the Company’s customers are engaged in the energy industry. This concentration of customers may impact the Company’s overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral in support of its trade receivables. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company’s expectations. Foreign sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds, result in the deprivation of contract rights or the taking of property without fair consideration. Most of the Company’s foreign sales, however, are to large international or national companies or are secured by letters of credit or similar arrangements.
      In 2004, 2003 and 2002, there was no individual customer who accounted for 10% or greater of consolidated revenues.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Consolidating Financial Statements
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
      During 2003, Parent entered into a new revolving credit facility (“2003 Revolving Credit Facility”) and used the facility to terminate the three-year multi-currency and five-year unsecured credit facilities (See Note 12). In addition, Parent completed a public offering of the 4.95% Senior Notes and the Convertible Preferred Debentures were redeemed in August 2003 (See Notes 13 and 16, respectively).
      Based on these changes, the following obligations were guaranteed by Parent as of December 31, 2003 and 2004: (1) the 7 1/4% Senior Notes, (2) the 6 5/8% Senior Notes and (3) the Zero Coupon Debentures. The following obligations were guaranteed by Issuer as of December 31, 2003 and 2004: (i) the 2003 Revolving Credit Facility and (ii) the 4.95% Senior Notes.
      As a result of these guarantee arrangements, the Company is required to present the following condensed consolidating financial information. The accompanying guarantor financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. Certain prior year amounts have been reclassified, including investments in consolidated subsidiaries, to conform with the 2004 presentation.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
December 31, 2004

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

	(In thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$138,979	$74,053	$104,407	$—	$317,439
Other Current Assets	1,149	52,900	1,571,690	—	1,625,739

	140,128	126,953	1,676,097	—	1,943,178

Equity Investments in Unconsolidated Affiliates	151,798	—	18,404	—	170,202
Equity Investments in Affiliates	3,987,900	1,897,325	6,925,407	(12,810,632)	—
Shares Held in Parent	—	228,064	—	(228,064)	—
Intercompany Receivables, Net	—	2,366,608	—	(2,366,608)	—
Other Assets	34,026	7,379	3,388,697	—	3,430,102

	$4,313,852	$4,626,329	$12,008,605	$(15,405,304)	$5,543,482

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$669	$6,115	$15,451	$—	$22,235
Accounts Payable and Other Current Liabilities	4,645	7,578	625,548	—	637,771

	5,314	13,693	640,999	—	660,006

Long-term Debt	255,989	1,133,263	15,179	—	1,404,431
Intercompany Payables, Net	50,978	—	2,315,630	(2,366,608)	—
Other Long-term Liabilities	28,727	68,998	67,931	—	165,656
Shareholders’ Equity	3,972,844	3,410,375	8,968,866	(13,038,696)	3,313,389

	$4,313,852	$4,626,329	$12,008,605	$(15,405,304)	$5,543,482

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
December 31, 2003

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

	(In thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,582	$2,959	$51,541	$—	$56,082
Other Current Assets	3,587	72,212	1,293,292	—	1,369,091

	5,169	75,171	1,344,833	—	1,425,173

Equity Investments in Unconsolidated Affiliates	287,539	—	16,115	—	303,654
Equity Investments in Affiliates	3,299,875	1,424,151	4,400,488	(9,124,514)	—
Shares Held in Parent	—	254,926	—	(254,926)	—
Intercompany Receivables, Net	—	2,457,175	—	(2,457,175)	—
Other Assets	2,674	14,995	3,247,828	—	3,265,497

	$3,595,257	$4,226,418	$9,009,264	$(11,836,615)	$4,994,324

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$144,000	$5,108	$58,234	$—	$207,342
Accounts Payable and Other Current Liabilities	5,708	7,587	514,035	—	527,330

	149,708	12,695	572,269	—	734,672

Long-term Debt	249,537	1,114,678	15,396	—	1,379,611
Intercompany Payables, Net	139,157	—	2,318,018	(2,457,175)	—
Other Long-term Liabilities	—	68,866	103,107	—	171,973
Shareholders’ Equity	3,056,855	3,030,179	6,000,474	(9,379,440)	2,708,068

	$3,595,257	$4,226,418	$9,009,264	$(11,836,615)	$4,994,324

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations
Year Ended December 31, 2004

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

	(In thousands)
Revenues	$—	$—	$3,131,774	$—	$3,131,774
Costs and Expenses	(3,662)	(1,490)	(2,733,280)	—	(2,738,432)
Equity in Earnings of Unconsolidated Affiliates	18,567	—	3,838	—	22,405

Operating Income (Loss)	14,905	(1,490)	402,332	—	415,747

Other Income (Expense):
Gain on Sale of Universal Common Stock	77,642	—	—	—	77,642
Interest Expense, Net	(11,839)	(43,720)	(4,157)	—	(59,716)
Intercompany Charges, Net	118,996	142,590	130,297	(391,883)	—
Equity in Earnings of Affiliates	522,871	472,867	—	(995,738)	—
Other, Net	(720)	340	(2,546)	—	(2,926)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	721,855	570,587	525,926	(1,387,621)	430,747
(Provision) Benefit for Income Taxes	174	(47,716)	(45,130)	—	(92,672)

Income (Loss) from Continuing Operations Before Minority Interest	722,029	522,871	480,796	(1,387,621)	338,075
Minority Interest, Net	—	—	(776)	—	(776)

Income (Loss) from Continuing Operations	722,029	522,871	480,020	(1,387,621)	337,299
Loss from Discontinued Operation, Net of Taxes	—	—	(7,153)	—	(7,153)

Net Income (Loss)	$722,029	$522,871	$472,867	$(1,387,621)	$330,146

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations
Year Ended December 31, 2003

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

	(In thousands)
Revenues	$—	$—	$2,562,034	$—	$2,562,034
Costs and Expenses	—	(670)	(2,290,094)	—	(2,290,764)
Equity in Earnings of Unconsolidated Affiliates	11,556	—	3,391	—	14,947

Operating Income (Loss)	11,556	(670)	275,331	—	286,217

Other Income (Expense):
Interest Expense, Net	(7,232)	(61,068)	(6,238)	—	(74,538)
Intercompany Charges, Net	90,100	221,385	(246,186)	(65,299)	—
Debt Redemption Expense	—	(20,911)	—	—	(20,911)
Equity in Earnings of Affiliates	117,477	12,983	—	(130,460)	—
Other, Net	1,574	1,030	6,143	—	8,747

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	213,475	152,749	29,050	(195,759)	199,515
Provision for Income Taxes	(4,824)	(35,272)	(11,512)	—	(51,608)

Income (Loss) from Continuing Operations Before Minority Interest	208,651	117,477	17,538	(195,759)	147,907
Minority Interest, Net	—	—	(664)	—	(664)

Income (Loss) from Continuing Operations	208,651	117,477	16,874	(195,759)	147,243
Loss from Discontinued Operation, Net of Taxes	—	—	(3,891)	—	(3,891)

Net Income (Loss)	$208,651	$117,477	$12,983	$(195,759)	$143,352

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations
Year Ended December 31, 2002

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

	(In thousands)
Revenues	$—	$—	$2,288,424	$—	$2,288,424
Costs and Expenses	—	(609)	(2,031,654)	—	(2,032,263)
Equity in Earnings (Losses) of Unconsolidated Affiliates, Net of Impairment Charge	(23,080)	—	16,787	(186,460)	(192,753)
Loss on Sale to Parent	—	—	(186,460)	186,460	—

Operating Income (Loss)	(23,080)	(609)	87,097	—	63,408

Other Income (Expense):
Interest Expense, Net	—	(71,118)	(11,661)	—	(82,779)
Intercompany Charges, Net	47,993	120,293	(168,286)	—	—
Equity in Earnings (Loss) of Affiliates	(27,193)	1,858	—	25,335	—
Other, Net	—	(28)	7,818	—	7,790

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	(2,280)	50,396	(85,032)	25,335	(11,581)
(Provision) Benefit for Income Taxes	(3,750)	(77,589)	86,512	—	5,173

Income (Loss) from Continuing Operations Before Minority Interest	(6,030)	(27,193)	1,480	25,335	(6,408)
Minority Interest, Net	—	—	(551)	—	(551)

Income (Loss) from Continuing Operations	(6,030)	(27,193)	929	25,335	(6,959)
Income from Discontinued Operation, Net of Taxes	—	—	929	—	929

Net Income (Loss)	$(6,030)	$(27,193)	$1,858	$25,335	$(6,030)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2004

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

	(In thousands)
Cash Flows from Operating Activities:
Net Income (Loss)	$722,029	$522,871	$472,867	$(1,387,621)	$330,146
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	(18,567)	—	(3,838)	—	(22,405)
Gain on Sale of Universal Common Stock	(77,642)	—	—	—	(77,642)
Charges from Parent or Subsidiary	(118,996)	(142,590)	(130,297)	391,883	—
Equity in Earnings of Affiliates	(522,871)	(472,867)	—	995,738	—
Deferred Income Tax Provision (Benefit)	(686)	15,786	(30,826)	—	(15,726)
Other, Net	147,389	(15,579)	149,958	—	281,768

Net Cash Provided (Used) by Continuing Operations	130,656	(92,379)	457,864	—	496,141
Net Cash Provided by Discontinued Operation	—	—	7,338	—	7,338

Net Cash Provided (Used) by Operating Activities	130,656	(92,379)	465,202	—	503,479

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(26,464)	—	(26,464)
Capital Expenditures for Property, Plant and Equipment	—	—	(310,868)	—	(310,868)
Acquisition of Intellectual Property	—	—	(20,494)	—	(20,494)
Proceeds from Sales of Assets	—	—	23,595	—	23,595
Proceeds from Sale of Universal Common Stock	231,798	—	—	—	231,798
Other Investing Activities, Net	—	—	(2,856)	—	(2,856)

Net Cash Provided (Used) by Investing Activities	231,798	—	(337,087)	—	(105,289)

Cash Flows from Financing Activities:
Repayments on Asset Securitization, Net	—	(75,000)	—	—	(75,000)
Borrowings (Repayments) of Short-term Debt, Net	(143,331)	1,007	(41,451)	—	(183,775)
Borrowings (Repayments) on Long-term Debt, Net	6,452	18,585	(34,021)	—	(8,984)
Purchase of Treasury Shares, Net	—	(1,236)	—	—	(1,236)
Proceeds from Exercise of Stock Options	—	129,549	—	—	129,549
Borrowings (Repayments) between Subsidiaries, Net	(88,178)	90,568	(2,390)	—	—
Other Financing Activities, Net	—	—	(163)	—	(163)

Net Cash Provided (Used) by Financing Activities	(225,057)	163,473	(78,025)	—	(139,609)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2,776	—	2,776
Net Increase in Cash and Cash Equivalents	137,397	71,094	52,866	—	261,357
Cash and Cash Equivalents at Beginning of Year	1,582	2,959	51,541	—	56,082

Cash and Cash Equivalents at End of Year	$138,979	$74,053	$104,407	$—	$317,439

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2003

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

	(In thousands)
Cash Flows from Operating Activities:
Net Income (Loss)	$208,651	$117,477	$12,983	$(195,759)	$143,352
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	(11,556)	(3,391)	—	—	(14,947)
Equity in Earnings of Affiliates	(117,477)	(12,983)	—	130,460	—
Charges from Parent or Subsidiary	(90,100)	—	24,801	65,299	—
Debt Redemption	—	20,911	—	—	20,911
Deferred Income Tax Provision (Benefit)	206	15,425	14,984	—	30,615
Other, Net	7,410	108,025	1,886	—	117,321

Net Cash Provided (Used) by Continuing Operations	(2,866)	245,464	54,654	—	297,252
Net Cash Used by Discontinued Operation	—	—	(11,850)	—	(11,850)

Net Cash Provided (Used) by Operating Activities	(2,866)	245,464	42,804	—	285,402

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(61,527)	—	(61,527)
Capital Expenditures for Property, Plant and Equipment	—	—	(302,502)	—	(302,502)
Acquisition of Intellectual Property	—	—	(20,072)	—	(20,072)
Proceeds from Sales of Assets	—	—	13,230	—	13,230
Capital Contribution to Subsidiary	(412,730)	—	—	412,730	—
Other Investing Activities, Net	—	—	(6,144)	—	(6,144)

Net Cash Used by Investing Activities	(412,730)	—	(377,015)	412,730	(377,015)

Cash Flows from Financing Activities:
Proceeds From Asset Securitization, Net	—	6,051	—	—	6,051
Borrowings (Repayments) of Short-term Debt, Net	144,000	(221,038)	(79,016)	—	(156,054)
Borrowings (Repayments) on Long-term Debt, Net	247,902	—	(1,847)	—	246,055
Redemption of Convertible Preferred Debentures	—	(412,563)	—	—	(412,563)
Proceeds from Issuance of Common Shares	400,000	—	—	—	400,000
Purchases of Treasury Shares, Net	—	(2,619)	—	—	(2,619)
Proceeds from Exercise of Stock Options	—	13,972	—	—	13,972
Borrowings (Repayments) between Subsidiaries, Net	(370,466)	370,478	(12)	—	—
Proceeds from Capital Contribution	—	—	412,730	(412,730)	—
Other Financing Activities, Net	(4,258)	—	4,054	—	(204)

Net Cash Provided (Used) by Financing Activities	417,178	(245,719)	335,909	(412,730)	94,638

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	4,220	—	4,220
Net Increase (Decrease) in Cash and Cash Equivalents	1,582	(255)	5,918	—	7,245
Cash and Cash Equivalents at Beginning of Year	—	3,214	45,623	—	48,837

Cash and Cash Equivalents at End of Year	$1,582	$2,959	$51,541	$—	$56,082

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2002

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

	(In thousands)
Cash Flows from Operating Activities:
Net Income (Loss)	$(6,030)	$(27,193)	$1,858	$25,335	$(6,030)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in (Earnings) Losses of Unconsolidated Affiliates, Net of Impairment Charge	23,080	—	(16,787)	186,460	192,753
Non-cash Portion of Restructuring and Asset Impairment Charges	—	—	11,689	—	11,689
Loss on Sale to Parent	—	186,460	—	(186,460)	—
Charges from Parent or Subsidiary	(47,993)	(17,446)	65,439	—	—
Equity in (Earnings) Loss of Affiliates	27,193	(1,858)	—	(25,335)	—
Deferred Income Tax Provision (Benefit)	480	(25,014)	(69,522)	—	(94,056)
Other Adjustments	(203,180)	110,102	286,557	—	193,479

Net Cash Provided (Used) by Continuing Operations	(206,450)	225,051	279,234	—	297,835
Net Cash Provided by Discontinued Operation	—	—	9,060	—	9,060

Net Cash Provided (Used) by Operating Activities	(206,450)	225,051	288,294	—	306,895

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(111,754)	—	(111,754)
Capital Expenditures for Property, Plant and Equipment	—	—	(268,687)	—	(268,687)
Acquisition of Intangible Assets	—	—	(81,103)	—	(81,103)
Proceeds from Sales of Assets	—	—	19,679	—	19,679
Capital Contribution to Subsidiary	(12)	(12)	—	24	—

Net Cash Used by Investing Activities	(12)	(12)	(441,865)	24	(441,865)

Cash Flows from Financing Activities:
Repayments on Asset Securitization, Net	—	(71,846)	—	—	(71,846)
Borrowings (Repayments) of Short-term Debt, Net	—	175,387	(10,283)	—	165,104
Borrowings (Repayments) on Long-term Debt, Net	—	25,021	(54,759)	—	(29,738)
Purchase of Treasury Shares, Net	—	(2,703)	—	—	(2,703)
Proceeds from Exercise of Stock Options	—	34,410	—	—	34,410
Proceeds from Capital Contribution	12	—	12	(24)	—
Borrowings (Repayments) between Subsidiaries	206,450	(403,737)	197,287	—	—
Other, Net	—	(1,271)	—	—	(1,271)

Net Cash Provided (Used) by Financing Activities	206,462	(244,739)	132,257	(24)	93,956

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1,019	—	1,019
Net Decrease in Cash and Cash Equivalents	—	(19,700)	(20,295)	—	(39,995)
Cash and Cash Equivalents at Beginning of Year	—	22,914	65,918	—	88,832

Cash and Cash Equivalents at End of Year	$—	$3,214	$45,623	$—	$48,837

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Quarterly Financial Data (Unaudited)
      The following tabulation sets forth unaudited quarterly financial data for 2004 and 2003:

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total

	(In thousands, except per share amounts)
2004
Revenues	$712,640	$742,188	$794,341	$882,605	$3,131,774
Gross Profit	215,150	224,759	255,062	278,051	973,022
Income from Continuing Operations	53,500	81,032	69,838	132,929	337,299
Income (Loss) from Discontinued Operation	(895)	(7,143)	259	626	(7,153)
Net Income	52,605	73,889	70,097	133,555	330,146
Basic Earnings (Loss) Per Share:
Continuing Operations	$0.40	$0.61	$0.52	$0.97	$2.52
Discontinued Operation	(0.00)	(0.05)	—	0.01	(0.06)

Net Income	$0.40	$0.56	$0.52	$0.98	$2.46

Diluted Earnings (Loss) Per Share:
Continuing Operations	$0.38	$0.57	$0.49	$0.90	$2.35
Discontinued Operation	(0.00)	(0.05)	—	—	(0.05)

Net Income	$0.38	$0.52	$0.49	$0.90	$2.30

2003(a)
Revenues	$587,777	$616,194	$647,648	$710,415	$2,562,034
Gross Profit	179,847	180,460	193,033	209,176	762,516
Income from Continuing Operations	34,733	30,396	32,742	49,372	147,243
Loss from Discontinued Operation	(1,203)	(1,823)	(330)	(535)	(3,891)
Net Income	33,530	28,573	32,412	48,837	143,352
Basic Earnings (Loss) Per Share:
Continuing Operations	$0.29	$0.25	$0.25	$0.37	$1.16
Discontinued Operation	(0.01)	(0.01)	(0.00)	(0.00)	(0.03)

Net Income	$0.28	$0.24	$0.25	$0.37	$1.13

Diluted Earnings (Loss) Per Share:
Continuing Operations	$0.27	$0.24	$0.24	$0.36	$1.12
Discontinued Operation	(0.00)	(0.02)	(0.00)	(0.00)	(0.03)

Net Income	$0.27	$0.22	$0.24	$0.36	$1.09

(a)	The Company’s previously reported 2003 quarterly results have been restated to reflect the discontinued operation impact of GSI and the effect of adopting SFAS No. 123 (See Note 1).

26.	Subsequent Event
      During January 2005, the Company issued approximately 1.1 million restricted shares at an average stock price of $49.07 to certain key employees. The restricted shares vest based on continued employment, and vesting occurs over a four-year period, with an equal amount of the restricted shares vesting on each anniversary of the grant date.

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures.
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
Changes in internal controls.
      There has been no change in our internal controls over financial reporting that occurred during the three-month period ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Internal controls over financial reporting.
      Management’s report on our internal controls over financial reporting can be found in Item 8 of this report. The Independent Registered Public Accounting Firm’s attestation report on management’s assessment of the effectiveness of our internal control over financial reporting can also be found in Item 8 of this report.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Pursuant to General Instructions G(3), information on directors and executive officers of the Registrant will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 13, 2005.
      Our board of directors has adopted a code of ethics entitled “Code of Conduct,” which applies to all our employees, officers and directors and has also adopted a separate “Supplemental Code of Business Conduct” for our senior officers. Copies of these codes can also be found at www.weatherford.com.

Item 11.	Executive Compensation
      Pursuant to General Instructions G(3), information on executive compensation will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 13, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Pursuant to General Instruction G(3), information on security ownership of certain beneficial owners and management will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 13, 2005.
Equity Compensation Plan Information
      The following table provides information as of December 31, 2004 about the number of shares to be issued upon vesting or exercise of equity awards including options, restricted shares, warrants and deferred stock units as well as the number of shares remaining available for issuance under our equity compensation plans.

Number of Shares
		Weighted	Remaining Available
	Number of Shares to	Average Exercise	for Future Issuance
	be Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding Shares
	Options, Warrants	Warrants and	Reflected in the
	and Rights	Rights	First Column)

Plan Category:
Equity compensation plans approved by shareholders	614,766	$10.10	—
Equity compensation plans not approved by shareholders(a)	17,517,769	$33.72	4,553,047

Total	18,132,535	$32.92	4,553,047

(a)	The Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended (the “Plan”), is administered by the Compensation Committee of the Board of Directors, and all employees are eligible to receive options under the Plan. The Plan provides for the grant of nonqualified options to purchase Common Shares of Weatherford International Ltd. The price at which shares may be purchased is based on the market price of the shares and cannot be less than the aggregate par value of the shares on the date the option was granted. Unless otherwise provided in an option agreement, no option may be exercised after one day less than 10 years from the date of vesting. Options generally become fully exercisable after three to four years from the date of grant, subject to earlier vesting in the event of the death, disability or retirement of the employee or in the event of a change of control of the Company. The Plan provides for the grant of options to purchase up to 22,000,000 shares. As of December 31, 2004, there were options to purchase an aggregate of 12,491,405 Common Shares outstanding under this Plan, of which options to purchase an aggregate of 5,539,340 Common Shares were vested.

On September 8, 1998, July 5, 2000, and September 26, 2001, the Company granted to each of its directors other than Mr. Duroc-Danner an option or warrant to purchase 93,632, 60,000 and 60,000 Common Shares, respectively, at a purchase price per share equal to $11.615, $36.75 and $23.77, respectively, which was the fair market value of our Common Shares as of the day we granted the options or warrant. The options and warrants were issued under agreements between us and the directors. Each option or warrant is exercisable for a period of ten years from the date which it becomes fully exercisable. The options and warrant granted on September 8, 1998 and July 5, 2000 become fully exercisable three years from the date of grant, and the options and warrant granted on September 26, 2001 become fully exercisable four years from the date of grant, in each case subject to earlier vesting in the event of the death, disability or retirement of the optionee or warrantholder or a change of control of the Company. Under these agreements there were options and warrants to purchase an aggregate of 1,281,792 Common Shares outstanding as of December 31, 2004, of which options and warrants to purchase an aggregate of 921,792 Common Shares were vested.

Under our Non-Employee Director Deferred Compensation Plan, each non-employee director may elect to defer up to 7.5% of any fees paid by the Company. The deferred fees are converted into non-monetary units representing Common Shares that could have been purchased with the deferred fees based on the average of the high and low market price of the Common Shares on the last day of the month in which fees were deferred. If a non-employee director elects to defer at least 5% of his fees, the Company will make an additional contribution to the director’s account equal to the sum of (1) 7.5% of the director’s fees plus (2) the amount of fees deferred by the director. The non-employee directors are fully vested at all times. The Company’s directors may generally determine when distributions will be made from the plan. The amount of the distribution will be a number of Common Shares equal to the number of units at the time of distribution. Distributions are made in Common Shares. As of December 31, 2004, there were 25,940 deferred units outstanding under this plan.

The Company established its Foreign Executive Deferred Compensation Stock Ownership Plan for key foreign employees. Under the Company’s Foreign Executive Deferred Compensation Stock Ownership Plan, the Company contributes 15% of each participant’s total salary, bonus and commission compensation each year. The Company’s contributions vest over a five-year period on the basis of 20% per year for each year of service. Under the Foreign Executive Deferred Compensation Stock Ownership Plan, the Company’s contributions are converted into non-monetary units equal to the number of Common Shares that could have been purchased with the amounts contributed based on the average closing price of the Common Shares for each day of the month in which contributions are made. Distributions are made under the Foreign Executive Deferred Compensation Stock Ownership Plan after a participant retires, becomes disabled or dies or after his employment is terminated. Distributions under the Foreign Executive Deferred Compensation Stock Ownership Plan are made in a number of Common Shares equal to the number of units allocated to the participant’s account at the time of distribution. As of December 31, 2004, there were 60,024 deferred units outstanding under this plan.

On February 28, 2002, the Company issued Shell Technology Ventures Inc. a warrant to purchase up to 3,232,214 Common Shares at a price of $60.00 per share. The warrant has a nine-year exercisable life beginning one year after the issue date. The warrant holder may exercise the warrant and settlement may occur through physical delivery, net share settlement, net cash settlement or a combination thereof. The warrant also may be converted into Common Shares at any time after the third anniversary of the issue date. The number of Common Shares issuable upon conversion would be equal to the value of the warrant determined by the Black-Scholes option pricing model divided by the average of the closing price of Common Shares for the 10-day period prior to the date of conversion. Any shares received upon such conversion are non-transferable for two years.

In 2003, the Company’s Board of Directors approved a restricted share plan that allows for the grant of up to 3,835,000 of our Common Shares to key employees and directors of the Company. Restricted shares are subject to forfeiture restrictions that generally lapse after a specified period from the date of grant and are subject to earlier vesting in the event of death, retirement or a change in control. As of December 31, 2004 there were 426,394 shares granted under this plan.

Item 13.	Certain Relationships and Related Transactions
      Pursuant to General Instruction G(3), information on certain relationships and related transactions will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 13, 2005.

Item 14.	Principal Accountant Fees and Services
      Pursuant to General Instruction G(3), information on principal accountant fees and services will be filed in an amendment to this Annual Report on Form  10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 13, 2005.
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a) The following documents are filed as part of this report or incorporated herein by reference:
      1. The consolidated financial statements of the Company listed on page 42 of this report.
      2. The financial statement schedule on page 98 of this report.
      3. The exhibits of the Company listed below under Item 15(c).

      (b) Reports on Form 8-K:
      1. Current Report on Form 8-K dated October 20, 2004 announcing earnings for the quarter ended September 30, 2004.
      2. Current Report on Form 8-K dated November 30, 2004 announcing the sale of 4,000,000 shares of common stock of Universal Compression Holdings, Inc. on November 30, 2004.
      (c) Exhibits:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated May 8, 2002, among Weatherford International, Inc., Weatherford Merger, Inc., Weatherford International Ltd. and Weatherford U.S. Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
2.2	Agreement and Plan of Merger dated October 23, 2000, by and among Weatherford International, Inc., WEUS Holding, Inc., Enterra Compression Company, Universal Compression Holdings, Inc. and Universal Compression, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Universal Compression Holdings, Inc. (File No. 1-15843) and Universal Compression, Inc. (File No. 333-48279) filed October 26, 2000).
2.3	Purchase Agreement dated as of October 23, 2000, by and among Weatherford International, Inc., WEUS Holding, Inc., Enterra Compression Company, Global Compression Services, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit F to the Schedule 13D, with respect to the common stock of Universal Compression Holdings, Inc., filed by Weatherford International, Inc. and WEUS Holding, Inc. on November 2, 2000).
2.4	Distribution Agreement dated as of April 14, 2000, between Weatherford International, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-3 of Grant Prideco, Inc. (Reg. No. 333-35272) filed April 20, 2000).
2.5	Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K on Form 8-K/A (File No. 1-13086) filed March 9, 1998).
2.6	Amendment No. 1 dated as of April 17, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed April 21, 1998).
2.7	Amendment No. 2 dated as of April 22, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, as amended by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed April 23, 1998).
3.1	Memorandum of Association of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/ prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.2	Memorandum of Increase of Share Capital of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/ prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.3	Bye-laws of Weatherford International Ltd. (incorporated by reference to Annex III to the proxy statement/ prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Memorandum of Association and Bye-laws of Weatherford International Ltd. defining the rights of holders of common shares.

Exhibit
Number	Description

4.2	Credit Agreement dated May 14, 2003, among Weatherford International Ltd., Weatherford International, Inc., JPMorgan Chase Bank, as Administrative Agent, BankOne, NA and Wells Fargo Bank, Texas, N.A., as Co-Syndication Agents, ABN-AMRO Bank, N.V., and The Bank of Nova Scotia, as Co- Documentation agents, and Wachovia Bank, National Association, Suntrust Bank, Royal Bank of Canada and Deutsche Bank AG New York Branch, as co-Managing Agents (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed July 1, 2003).
4.3	Amended and Restated Credit Agreement dated as of January 14, 2005, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 20, 2005).
4.4	Indenture, dated October 1, 2003, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 2, 2003).
4.5	Officers’ Certificate dated as of October 7, 2003 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).
4.6	Indenture dated May 17, 1996, between Weatherford Enterra, Inc. and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).
4.7	First Supplemental Indenture dated and effective as of May 27, 1998, by and among EVI Weatherford, Inc., the successor by merger to Weatherford Enterra, Inc., and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed June 2, 1998).
4.8	Second Supplemental Indenture dated June 30, 2000, between Weatherford International, Inc. and The Bank of New York, as successor trustee to Bank of Montreal Trust (including form of Debenture) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed July 10, 2000).
4.9	Third Supplemental Indenture dated November 16, 2001, between Weatherford International, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Reg. No. 333-73770) filed November 20, 2001).
4.10	Fourth Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company) (incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.11	Convertible Debenture Guarantee Agreement dated June 26, 2002, between Weatherford International Ltd. and JP Morgan Chase Bank (incorporated by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.12	Form of global note for 4.95% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).
4.13	Form of Weatherford Enterra, Inc.’s 7 1/4% Senior Notes due May 15, 2006 (incorporated by reference to Exhibit 4.2 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).
10.1	Voting Agreement, dated as of February 9, 2001, among Weatherford International, Inc., WEUS Holding, Inc. and Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q of Universal Compression Holdings, Inc. (File No. 1-15843) filed February 14, 2001).

Exhibit
Number		Description

10.2		Amended and Restated Registration Rights Agreement, dated as of March 23, 2004, between Weatherford International Ltd. and Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 of Universal Compression Holdings, Inc. (Reg. No. 333-114145) filed April 2, 2004).
10.3		Preferred Supplier Agreement dated as of March 22, 2000, between Weatherford International, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).
10.4		Amendment to Preferred Supplier Agreement dated April 14, 2003 (incorporated by reference to Exhibit 10.1 to the Grant Prideco Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-15423), filed May 15, 2003).
*10	.5	Weatherford Enterra, Inc. 1991 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 (File 1-7867) filed March 23, 1997).
*10	.6	2004 Weatherford Variable Compensation Plan, Including Form of Award Letter (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-31339) filed November 9, 2004).
*10	.7	Weatherford Variable Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 25, 2005).
*10	.8	Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers and non-officers (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 on Form 10-Q/A (File No. 1-31339) filed September 15, 2004).
*10	.9	Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan and Related Trust Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.10	Weatherford International Ltd. Nonqualified Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.11	Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
†*10	.12	Weatherford International Incorporated Non-Employee Director Retirement Plan.
*10	.13	Weatherford International, Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).
*10	.14	Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan dated March 23, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-31339) filed May 6, 2004).
*10	.15	Energy Ventures, Inc. 1991 Non-Employee Director Stock Option Plan and Form of Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-13086) filed August 8, 1991).
*10	.16	Energy Ventures, Inc. 1992 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 (Reg. No. 333-13531) filed October 4, 1997).
*10	.17	Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-13086) filed August 12, 1995).

Exhibit
Number		Description

*10	.18	General Amendment of Employee Stock Option Programs of Weatherford International, Inc. dated May 9, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.19	General Amendment of Director’s Stock Option Plans and Agreements dated May 9, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.20	Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers.
*10	.21	Amendment to Stock Option Programs (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 19, 2000).
*10	.22	Employment Agreements dated August 1, 2003, between Weatherford International Ltd. and each of M. David Colley, E. Lee Colley III, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin, Keith R. Morley, Jon R. Nicholson, James N. Parmigiano, Lisa W. Rodriguez and Gary L. Warren (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-31339) filed November 6, 2003).
*10	.23	Employment Agreement dated as of June 15, 1998, between EVI Weatherford, Inc. and Philip Burguieres (incorporated by reference to Exhibit No. 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-13086) filed August 14, 1998).
*10	.24	Amendment to Employment Agreement dated October 16, 2000, between Philip Burguieres and Weatherford International, Inc. (incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13086) filed March 23, 2001).
*10	.25	Indemnification Agreements with Robert K. Moses, Jr. (incorporated by reference to Exhibit 10.10 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); Philip Burguieres (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-7867)); William E. Macaulay (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)); and Jon Nicholson (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867) filed March 24, 1997).
*10	.26	Indemnification Agreements with each of Bernard J. Duroc-Danner, Gary L. Warren, Burt M. Martin, Lisa W. Rodriguez, E. Lee Colley III, Donald R. Galletly, Jon R. Nicholson, James N. Parmigiano, Stuart E. Ferguson, David J. Butters, Robert A. Rayne, Robert K. Moses, Jr., Philip Burguieres, Robert B. Millard, William E. Macaulay and Sheldon B. Lubar (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13086) filed November 13, 2002).
*10	.27	Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).
*10	.28	Form of Amendment to Stock Option Agreements dated September 8, 1998 for Non-Employee Directors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
*10	.29	Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).
*10	.30	Form of Stock Option Agreement for Non-employee Directors dated September 26, 2001 (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-8 (Reg. No. 333-81678) filed January 30, 2002).

Exhibit
Number		Description

*10	.31	Assumption and General Amendment of Directors’ Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
*10	.32	Form of Warrant Agreement with Robert K. Moses, Jr. dated September 8, 1998 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).
*10	.33	Form of Amendment to Warrant Agreement with Robert K. Moses, Jr. dated September 8, 1998 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
10.34		Form of Warrant Agreement with Robert K. Moses, Jr. dated July 5, 2000 (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).
*10	.35	Form of Warrant Agreement with Robert K. Moses dated September 26, 2001 (incorporated by reference to Exhibit 4.20 to the Registration Statement on Form S-8 (Reg. No. 333-81676) filed January 30, 2002).
10.36		License Agreement among Shell Technology Ventures Inc., Weatherford/Lamb, Inc. and Weatherford International, Inc. dated March 1, 2002, as amended on April 29, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.37		Framework Agreement between Shell Technology Ventures Limited and Weatherford International, Inc. dated March 1, 2002, as amended on April 19, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.38		Promissory Note to Shell Technology Ventures Inc. dated February 28, 2002 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.39		Warrant Agreement between Shell Technology Ventures Inc. and Weatherford International, Inc. dated February 28, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
†21	.1	Subsidiaries of Weatherford International Ltd.
†23	.1	Consent of Ernst & Young LLP.
†23	.2	Consent of Deloitte and Touche LLP.
†31	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32	.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3		Consolidated Financial Statements of Universal Compression Holdings, Inc. for the fiscal year ended March 31, 2004 (incorporated by reference to Part II, Item 8 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed by Universal Compression Holdings, Inc. (SEC File No. 001-15843) on June 10, 2004).

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.
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
SCHEDULE II
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE THREE YEARS ENDED DECEMBER 31, 2004

		Additions

	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Collections	Deductions	Period

	(In thousands)
Year Ended December 31, 2004:
Allowance for uncollectible accounts receivable	$16,728	$3,138	$2,491	$(6,447)	$15,910
Year Ended December 31, 2003:
Allowance for uncollectible accounts receivable	$18,088	$3,689	$1,753	$(6,802)	$16,728
Year Ended December 31, 2002:
Allowance for uncollectible accounts receivable	$17,860	$1,784	$1,775	$(3,331)	$18,088
      Amounts have been restated to reflect the impact of the discontinued operation related to Gas Services International.
      All other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto.

2.	The Consolidated Financial Statements of Universal Compression Holdings, Inc. for the three years ended March 31, 2005, required to be included in this report pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.3.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 11, 2005.

WEATHERFORD INTERNATIONAL LTD.

By:	/s/ Bernard J. Duroc-Danner

Bernard J. Duroc-Danner
President, Chief Executive Officer,
Chairman of the Board and Director
(Principal Executive Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Bernard J. Duroc-Danner Bernard J. Duroc-Danner	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 11, 2005

/s/ Lisa W. Rodriguez Lisa W. Rodriguez	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2005

/s/ Nicholas F. Brady Nicholas F. Brady	Director	March 11, 2005

/s/ Philip Burguieres Philip Burguieres	Director	March 11, 2005

/s/ David J. Butters David J. Butters	Director	March 11, 2005

/s/ Sheldon B. Lubar Sheldon B. Lubar	Director	March 11, 2005

/s/ William E. Macaulay William E. Macaulay	Director	March 11, 2005

/s/ Robert B. Millard Robert B. Millard	Director	March 11, 2005

/s/ Robert K. Moses, Jr. Robert K. Moses, Jr.	Director	March 11, 2005

/s/ Robert A. Rayne Robert A. Rayne	Director	March 11, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated May 8, 2002, among Weatherford International, Inc., Weatherford Merger, Inc., Weatherford International Ltd. and Weatherford U.S. Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
2.2	Agreement and Plan of Merger dated October 23, 2000, by and among Weatherford International, Inc., WEUS Holding, Inc., Enterra Compression Company, Universal Compression Holdings, Inc. and Universal Compression, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Universal Compression Holdings, Inc. (File No. 1-15843) and Universal Compression, Inc. (File No. 333-48279) filed October 26, 2000).
2.3	Purchase Agreement dated as of October 23, 2000, by and among Weatherford International, Inc., WEUS Holding, Inc., Enterra Compression Company, Global Compression Services, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit F to the Schedule 13D, with respect to the common stock of Universal Compression Holdings, Inc., filed by Weatherford International, Inc. and WEUS Holding, Inc. on November 2, 2000).
2.4	Distribution Agreement dated as of April 14, 2000, between Weatherford International, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-3 of Grant Prideco, Inc. (Reg. No. 333-35272) filed April 20, 2000).
2.5	Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K on Form 8-K/A (File No. 1-13086) filed March 9, 1998).
2.6	Amendment No. 1 dated as of April 17, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed April 21, 1998).
2.7	Amendment No. 2 dated as of April 22, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, as amended by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed April 23, 1998).
3.1	Memorandum of Association of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/ prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.2	Memorandum of Increase of Share Capital of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/ prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.3	Bye-laws of Weatherford International Ltd. (incorporated by reference to Annex III to the proxy statement/ prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Memorandum of Association and Bye-laws of Weatherford International Ltd. defining the rights of holders of common shares.
4.2	Credit Agreement dated May 14, 2003, among Weatherford International Ltd., Weatherford International, Inc., JPMorgan Chase Bank, as Administrative Agent, BankOne, NA and Wells Fargo Bank, Texas, N.A., as Co-Syndication Agents, ABN-AMRO Bank, N.V., and The Bank of Nova Scotia, as Co- Documentation agents, and Wachovia Bank, National Association, Suntrust Bank, Royal Bank of Canada and Deutsche Bank AG New York Branch, as co-Managing Agents (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed July 1, 2003).
4.3	Amended and Restated Credit Agreement dated as of January 14, 2005, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 20, 2005).

Exhibit
Number		Description

4.4		Indenture, dated October 1, 2003, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 2, 2003).
4.5		Officers’ Certificate dated as of October 7, 2003 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).
4.6		Indenture dated May 17, 1996, between Weatherford Enterra, Inc. and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).
4.7		First Supplemental Indenture dated and effective as of May 27, 1998, by and among EVI Weatherford, Inc., the successor by merger to Weatherford Enterra, Inc., and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed June 2, 1998).
4.8		Second Supplemental Indenture dated June 30, 2000, between Weatherford International, Inc. and The Bank of New York, as successor trustee to Bank of Montreal Trust (including form of Debenture) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed July 10, 2000).
4.9		Third Supplemental Indenture dated November 16, 2001, between Weatherford International, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Reg. No. 333-73770) filed November 20, 2001).
4.10		Fourth Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company) (incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.11		Convertible Debenture Guarantee Agreement dated June 26, 2002, between Weatherford International Ltd. and JP Morgan Chase Bank (incorporated by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.12		Form of global note for 4.95% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).
4.13		Form of Weatherford Enterra, Inc.’s 7 1/4% Senior Notes due May 15, 2006 (incorporated by reference to Exhibit 4.2 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).
10.1		Voting Agreement, dated as of February 9, 2001, among Weatherford International, Inc., WEUS Holding, Inc. and Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q of Universal Compression Holdings, Inc. (File No. 1-15843) filed February 14, 2001).
10.2		Amended and Restated Registration Rights Agreement, dated as of March 23, 2004, between Weatherford International Ltd. and Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 of Universal Compression Holdings, Inc. (Reg. No. 333-114145) filed April 2, 2004).
10.3		Preferred Supplier Agreement dated as of March 22, 2000, between Weatherford International, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).
10.4		Amendment to Preferred Supplier Agreement dated April 14, 2003 (incorporated by reference to Exhibit 10.1 to the Grant Prideco Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-15423), filed May 15, 2003).
*10	.5	Weatherford Enterra, Inc. 1991 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 (File 1-7867) filed March 23, 1997).

Exhibit
Number		Description

*10	.6	2004 Weatherford Variable Compensation Plan, Including Form of Award Letter (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-31339) filed November 9, 2004).
*10	.7	Weatherford Variable Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 25, 2005).
*10	.8	Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers and non-officers (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 on Form 10-Q/A (File No. 1-31339) filed September 15, 2004).
*10	.9	Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan and Related Trust Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.10	Weatherford International Ltd. Nonqualified Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.11	Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
†*10	.12	Weatherford International Incorporated Non-Employee Director Retirement Plan.
*10	.13	Weatherford International, Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).
*10	.14	Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan dated March 23, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-31339) filed May 6, 2004).
*10	.15	Energy Ventures, Inc. 1991 Non-Employee Director Stock Option Plan and Form of Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-13086) filed August 8, 1991).
*10	.16	Energy Ventures, Inc. 1992 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 (Reg. No. 333-13531) filed October 4, 1997).
*10	.17	Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-13086) filed August 12, 1995).
*10	.18	General Amendment of Employee Stock Option Programs of Weatherford International, Inc. dated May 9, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.19	General Amendment of Director’s Stock Option Plans and Agreements dated May 9, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.20	Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers.
*10	.21	Amendment to Stock Option Programs (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 19, 2000).
*10	.22	Employment Agreements dated August 1, 2003, between Weatherford International Ltd. and each of M. David Colley, E. Lee Colley III, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin, Keith R. Morley, Jon R. Nicholson, James N. Parmigiano, Lisa W. Rodriguez and Gary L. Warren (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-31339) filed November 6, 2003).
*10	.23	Employment Agreement dated as of June 15, 1998, between EVI Weatherford, Inc. and Philip Burguieres (incorporated by reference to Exhibit No. 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-13086) filed August 14, 1998).

Exhibit
Number		Description

*10	.24	Amendment to Employment Agreement dated October 16, 2000, between Philip Burguieres and Weatherford International, Inc. (incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13086) filed March 23, 2001).
*10	.25	Indemnification Agreements with Robert K. Moses, Jr. (incorporated by reference to Exhibit 10.10 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); Philip Burguieres (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-7867)); William E. Macaulay (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)); and Jon Nicholson (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867) filed March 24, 1997).
*10	.26	Indemnification Agreements with each of Bernard J. Duroc-Danner, Gary L. Warren, Burt M. Martin, Lisa W. Rodriguez, E. Lee Colley III, Donald R. Galletly, Jon R. Nicholson, James N. Parmigiano, Stuart E. Ferguson, David J. Butters, Robert A. Rayne, Robert K. Moses, Jr., Philip Burguieres, Robert B. Millard, William E. Macaulay and Sheldon B. Lubar (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13086) filed November 13, 2002).
*10	.27	Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).
*10	.28	Form of Amendment to Stock Option Agreements dated September 8, 1998 for Non-Employee Directors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
*10	.29	Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).
*10	.30	Form of Stock Option Agreement for Non-employee Directors dated September 26, 2001 (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-8 (Reg. No. 333-81678) filed January 30, 2002).
*10	.31	Assumption and General Amendment of Directors’ Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
*10	.32	Form of Warrant Agreement with Robert K. Moses, Jr. dated September 8, 1998 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).
*10	.33	Form of Amendment to Warrant Agreement with Robert K. Moses, Jr. dated September 8, 1998 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
10.34		Form of Warrant Agreement with Robert K. Moses, Jr. dated July 5, 2000 (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).
*10	.35	Form of Warrant Agreement with Robert K. Moses dated September 26, 2001 (incorporated by reference to Exhibit 4.20 to the Registration Statement on Form S-8 (Reg. No. 333-81676) filed January 30, 2002).
10.36		License Agreement among Shell Technology Ventures Inc., Weatherford/Lamb, Inc. and Weatherford International, Inc. dated March 1, 2002, as amended on April 29, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).

Exhibit
Number		Description

10.37		Framework Agreement between Shell Technology Ventures Limited and Weatherford International, Inc. dated March 1, 2002, as amended on April 19, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.38		Promissory Note to Shell Technology Ventures Inc. dated February 28, 2002 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.39		Warrant Agreement between Shell Technology Ventures Inc. and Weatherford International, Inc. dated February 28, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
†21	.1	Subsidiaries of Weatherford International Ltd.
†23	.1	Consent of Ernst & Young LLP.
†23	.2	Consent of Deloitte and Touche LLP.
†31	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32	.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3		Consolidated Financial Statements of Universal Compression Holdings, Inc. for the fiscal year ended March 31, 2004 (incorporated by reference to Part II, Item 8 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed by Universal Compression Holdings, Inc. (SEC File No. 001-15843) on June 10, 2004).

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.