Form 10-Q
period 2005-03-31
WEATHERFORD INTERNATIONAL LTD
filed 2005-05-06
CIK 1170565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

      Yes ☑ No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

      Yes ☑ No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at May 2, 2005
Common Shares, par value $1.00	138,354,256

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$313,953	$317,439
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $13,889 and $15,910, Respectively	801,427	742,291
Inventories	738,197	679,607
Other Current Assets	178,666	191,391
Current Assets from Discontinued Operation	21,728	12,450

	2,053,971	1,943,178

Property, Plant and Equipment, Net	1,391,559	1,377,182
Goodwill, Net	1,677,383	1,669,637
Other Intangible Assets, Net	293,021	294,593
Equity Investments in Unconsolidated Affiliates	171,774	170,202
Other Assets	112,018	88,384
Long-term Assets from Discontinued Operation	276	306

	$5,700,002	$5,543,482

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$17,930	$22,235
Accounts Payable	270,414	279,763
Other Current Liabilities	355,573	346,320
Current Liabilities from Discontinued Operation	15,453	11,688

	659,370	660,006

Long-term Debt	829,665	830,853
Zero Coupon Convertible Senior Debentures	577,880	573,578
Deferred Tax Liabilities	35,303	30,580
Other Liabilities	136,897	135,076

Commitments and Contingencies

Shareholders’ Equity:
Common Shares, $1 Par Value, Authorized 500,000 Shares, Issued 146,273 and 145,279 Shares, Respectively	146,273	145,279
Capital in Excess of Par Value	2,577,930	2,531,365
Treasury Shares, Net	(201,725)	(228,064)
Retained Earnings	816,114	735,518
Accumulated Other Comprehensive Income	122,295	129,291

	3,460,887	3,313,389

	$5,700,002	$5,543,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months
	Ended March 31,
	2005	2004
		(restated)
Revenues:
Products	$428,768	$354,070
Services	428,938	358,570

	857,706	712,640
Costs and Expenses:
Cost of Products	296,550	257,218
Cost of Services	286,186	240,272
Research and Development	21,019	19,253
Selling, General and Administrative Attributable to Segments	111,483	102,172
Corporate General and Administrative	19,626	11,368
Equity in Earnings of Unconsolidated Affiliates	(176)	(5,253)

Operating Income	123,018	87,610

Other Income (Expense):
Interest Expense, Net	(13,658)	(15,674)
Other, Net	(579)	628

Income from Continuing Operations Before Income Taxes	108,781	72,564
Provision for Income Taxes	(28,346)	(19,064)

Income from Continuing Operations	80,435	53,500
Income (Loss) from Discontinued Operation, Net of Taxes	161	(895)

Net Income	$80,596	$52,605

Basic Earnings Per Share:
Income from Continuing Operations	$0.58	$0.40
Income (Loss) from Discontinued Operation	0.00	(0.00)

Net Income	$0.58	$0.40

Diluted Earnings Per Share:
Income from Continuing Operations	$0.55	$0.38
Income (Loss) from Discontinued Operation	0.00	(0.00)

Net Income	$0.55	$0.38

Weighted Average Shares Outstanding:
Basic	137,813	132,312
Diluted	152,366	146,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months
	Ended March 31,
	2005	2004
		(restated)
Cash Flows from Operating Activities:
Net Income	$80,596	$52,605
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	70,122	62,425
(Gain) Loss on Sales of Assets, Net	499	(2,546)
(Income) Loss from Discontinued Operation	(161)	895
Equity in Earnings of Unconsolidated Affiliates	(176)	(5,253)
Employee Stock-Based Compensation Expense	6,833	1,743
Amortization of Original Issue Discount	4,302	4,176
Deferred Income Tax Benefit	(7,296)	(7,790)
Other, Net	(669)	702
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired	(119,190)	(33,062)

Net Cash Provided by Continuing Operations	34,860	73,895
Net Cash Used by Discontinued Operation	(5,323)	(5,604)

Net Cash Provided by Operating Activities	29,537	68,291

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(1,492)	(12,526)
Capital Expenditures for Property, Plant and Equipment	(74,344)	(62,828)
Acquisition of Intellectual Property	(4,395)	(7,074)
Purchase of Equity Investment in Unconsolidated Affiliate	(1,350)	(455)
Proceeds from Sale of Property, Plant and Equipment	4,756	3,493

Net Cash Used by Investing Activities	(76,825)	(79,390)

Cash Flows from Financing Activities:
Repayments of Short-term Debt, Net	(5,246)	(19,134)
Repayments of Long-term Debt, Net	(1,290)	(1,638)
Proceeds from Asset Securitization	—	4,895
Proceeds from Exercise of Stock Options	50,494	26,825
Other Financing Activities, Net	(156)	(69)

Net Cash Provided by Financing Activities	43,802	10,879

Net Decrease in Cash and Cash Equivalents	(3,486)	(220)
Cash and Cash Equivalents at Beginning of Period	317,439	56,082

Cash and Cash Equivalents at End of Period	$313,953	$55,862

Supplemental Cash Flow Information:
Interest Paid	$1,348	$5,228
Income Taxes Paid, Net of Refunds	23,950	13,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months
	Ended March 31,
	2005	2004
		(restated)
Net Income	$80,596	$52,605
Other Comprehensive Income (Loss):
Reclassification Adjustment for Deferred Loss on Derivative Instruments	68	65
Foreign Currency Translation Adjustment	(7,064)	(4,716)

Comprehensive Income	$73,600	$47,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. General

      The condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheet at March 31, 2005, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full year.

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

2. Discontinued Operation

      In June 2004, the Company’s management approved a plan to sell its non-core Gas Services International (“GSI”) compression fabrication business. This business was historically included in the Company’s Production Systems segment. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the GSI compression fabrication business results of operations, financial position and cash flows have been reflected in the condensed consolidated financial statements and notes as a discontinued operation for all periods presented. The Company has contacted interested buyers, is actively marketing the business and believes it will be sold by June 30, 2005.

      Interest charges have been allocated to the discontinued operation in accordance with Emerging Issues Task Force (“EITF”) Issue No. 87-24, Allocation of Interest to Discontinued Operations. The interest was allocated based on a pro rata calculation of the net assets of the discontinued business to the Company’s consolidated net assets.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

      Operating results of the discontinued operation were as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Revenues	$8,316	$14,166

Income (Loss) Before Income Taxes	$161	$(1,124)
Benefit for Income Taxes	—	229

Net Income (Loss) from Discontinued Operation, Net of Taxes	$161	$(895)

      Balance sheet information for the discontinued operation was as follows:

	March 31,	December 31,
	2005	2004
	(In thousands)
Accounts Receivable, Net of Allowance for Uncollectible Accounts	$12,515	$1,759
Inventories	7,564	9,533
Other Current Assets	1,649	1,158

Current Assets from Discontinued Operation	21,728	12,450

Property, Plant and Equipment, Net	152	175
Other Assets	124	131

Long-term Assets from Discontinued Operation	276	306

	$22,004	$12,756

Accounts Payable	$8,588	$7,567
Other Current Liabilities	6,865	4,121

Current Liabilities from Discontinued Operation	$15,453	$11,688

3. Universal Compression

      In 2004, the Company sold 7.0 million shares of Universal Compression Holdings, Inc. (“Universal”) common stock. This sale reduced the Company’s ownership to 6.75 million shares, or approximately 21%, of Universal’s outstanding common stock.

      The financial statements of Universal for the fiscal year ended March 31, 2005 will be filed as an amendment to the Company’s Form 10-K during the second quarter of 2005.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

      The changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

	Drilling	Production
	Services	Systems	Total
	(In thousands)
As of January 1, 2005	$871,924	$797,713	$1,669,637
Goodwill acquired during period	—	113	113
Disposals	—	(1,013)	(1,013)
Purchase price and other adjustments	(550)	3,177	2,627
Impact of foreign currency translation	2,901	3,118	6,019

As of March 31, 2005	$874,275	$803,108	$1,677,383

5. Other Intangible Assets, Net

      The components of definite-lived intangible assets are as follows:

	March 31, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Licenses	$204,321	$(39,560)	$164,761	$203,728	$(36,549)	$167,179
Patents	111,229	(28,285)	82,944	107,630	(26,609)	81,021
Covenants not to compete	22,137	(18,377)	3,760	21,986	(17,625)	4,361
Other	12,975	(4,857)	8,118	12,923	(4,392)	8,531

	$350,662	$(91,079)	$259,583	$346,267	$(85,175)	$261,092

      Amortization expense was $5.9 million and $5.8 million for the three months ended March 31, 2005 and 2004, respectively. Estimated amortization expense for the carrying amount of intangible assets as of March 31, 2005 is expected to be $16.9 million for the remainder of 2005, $21.6 million for 2006, $19.4 million for 2007, $17.8 million for 2008 and $17.4 million for 2009.

      The Company has trademarks associated with its 2001 acquisition of the Johnson Screens division from Vivendi Environnement, which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks are classified in Other Intangible Assets, Net on the accompanying Condensed Consolidated Balance Sheets and had a carrying value of $8.0 million as of March 31, 2005 and December 31, 2004, respectively. The estimated fair value of intangible assets obtained through acquisitions consummated in the preceding twelve months are based on preliminary information which is subject to change when final valuations are obtained.

      The Company has intangible assets recorded for unrecognized prior service costs related to its Supplemental Executive Retirement Plan (“SERP”) and several of its international pension plans (See Note 14). These unrecognized costs are classified in Other Intangible Assets, Net on the accompanying Condensed Consolidated Balance Sheets and were $25.4 million and $25.5 million as of March 31, 2005 and December 31, 2004, respectively.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

6. Inventories

      Inventories by category are as follows:

	March 31,	December 31,
	2005	2004
	(In thousands)
Raw materials, components and supplies	$202,304	$167,569
Work in process	53,963	49,701
Finished goods	481,930	462,337

	$738,197	$679,607

      Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

7. Asset Securitization

      In December 2004, the Company terminated its agreement with a financial institution to sell, on a continuous basis, an undivided interest in a specific pool of U.S. accounts receivable of certain subsidiaries of the Company. Pursuant to this agreement, these subsidiaries continuously sold certain trade accounts receivable to a wholly-owned bankruptcy-remote subsidiary of the Company, W1 Receivables, L.P. (“W1”). W1 was formed to purchase accounts receivable and, in turn, sell participating interests in such accounts receivable to a financial institution. The sale of participating interests was limited to a percentage of receivables sold to W1. Receivables were sold at a discount approximating the financial institution’s financing costs of issuing commercial paper backed by the accounts receivable. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, at the time a participating interest was sold, the related receivables were removed from the Condensed Consolidated Balance Sheet. In this transaction, the Company retained servicing responsibilities and a subordinated interest in the pool of receivables. There was no recourse against the Company for failure of debtors to pay when due on account of debtors’ bankruptcy or inability to pay.

      The Company was permitted to sell up to $80.0 million of participating interests in trade accounts receivable under this agreement and fully and unconditionally guaranteed certain domestic subsidiaries’ performance obligations relating to the asset securitization. Charges incurred, in connection with the sale of receivables under the asset securitization, were $0.3 million for the three-month period ended March 31, 2004, and are included in Other Income (Expense) on the accompanying Condensed Consolidated Statements of Income.

8. Short-term Debt

	March 31,	December 31,
	2005	2004
	(In thousands)
2003 Revolving credit facility	$—	$—
Short-term bank loans	5,768	11,072

Total short-term borrowings	5,768	11,072
Current portion of long-term debt	12,162	11,163

Short-term Borrowings and Current Portion of Long-term Debt	$17,930	$22,235

      In May 2003, the Company entered into a three-year unsecured revolving credit facility agreement that provides for borrowings or issuances of letters of credit of up to an aggregate of $500.0 million. Amounts outstanding accrue interest at a variable rate based on either the U.S. prime rate or London Interbank Offered Rate (“LIBOR”) and the credit rating assigned to the Company’s long-term senior debt. The facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. The Company was in compliance with these covenants at March 31, 2005. As of March 31, 2005, the Company had $452.8 million available under this agreement due to $47.2 million being used to secure outstanding letters of credit.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

      During 2004, the Company entered into three short-term committed credit facilities to support its operations at the regional level. The Canadian facility provides that borrowings or letters of credit may be issued under the facility up to an aggregate of 20 million Canadian dollars, or $16.6 million as of March 31, 2005. The Middle East and Asia Pacific facilities provide that borrowings or letters of credit may be issued under the facilities up to an aggregate of $25.0 million per facility. As of March 31, 2005, there were outstanding borrowings of $1.2 million and outstanding letters of credit of $25.5 million under the three facilities combined.

      The Company has short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. As of March 31, 2005, the Company had $4.6 million in short-term borrowings outstanding under these arrangements with a weighted average interest rate of 6.74%.

9. Interest Rate Derivatives

      During 2004, the Company entered into and terminated separate interest rate swap agreements on notional amounts of $200.0 million and $150.0 million of its 4.95% Senior Notes due 2013 (“4.95% Senior Notes”) and $70.0 million and $170.0 million of its 6 5/8% Senior Notes due 2011 (“6 5/8% Senior Notes”) to take advantage of short-term interest rates available in the economic environment at that time. Under these agreements, the Company received interest from the counterparties at fixed rates of 4.95% and 6 5/8% and paid to the counterparties a floating rate based on six-month LIBOR. The hedges were considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their term. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), the shortcut method was applied and there was no need to periodically reassess the effectiveness of the hedge during the term of the swaps. As a result of these terminations, the Company received cash proceeds, net of accrued interest, of approximately $12.8 million. Amounts received upon termination of the swap agreements represented the fair market value of the agreements at the time of termination and were recorded as an adjustment to the carrying value of the related debt. The amounts are being amortized as a reduction to interest expense over the remaining term of the debt. The Company’s interest expense was reduced by $1.7 million and $3.0 million for the three months ended March 31, 2005 and 2004, respectively, as a result of its interest rate swap activity. There were no interest rate swap agreements outstanding as of March 31, 2005 or December 31, 2004.

10. Zero Coupon Convertible Senior Debentures

      On June 30, 2000, the Company completed the private placement of $910.0 million face amount of Zero Coupon Convertible Senior Debentures due 2020 (the "Zero Coupon Debentures"). These debentures were issued at $501.6 million, providing the holders with an annual 3% yield to maturity. At March 31, 2005, the accreted amount of these debentures was $577.9 million.

      Holders may convert the Zero Coupon Debentures into common shares at any time before maturity at a conversion rate of 9.9970 shares per $1,000 principal amount at maturity, or an initial conversion price of $55.1425 per common share. The effective conversion price increases as the accreted value of the Zero Coupon Debentures increases. The Company may redeem the Zero Coupon Debentures on or after June 30, 2005 at the accreted amount at the time of redemption as provided for in the indenture. The holders also may require the Company to repurchase the Zero Coupon Debentures on June 30, 2005, June 30, 2010 and June 30, 2015 at the accreted amount. The Company may elect to repurchase the debentures in common shares, cash or a combination thereof.

11. Earnings Per Share

      Basic earnings per share for all periods presented equals net income divided by the weighted average number of Weatherford International Ltd. common shares, $1.00 par value (“Common Shares”), outstanding during the period. Diluted earnings per share is computed by dividing net income, as adjusted for the assumed conversion of dilutive debentures, by the weighted average number of Common Shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock option and restricted share plans, warrant and the incremental shares for the assumed conversion of dilutive debentures.

      For the three months ended March 31, 2005, there were no anti-dilutive stock options, therefore, the effect of all stock options were included in the diluted earnings per share calculation for that period. However, the diluted earnings per share calculation for the three months ended March 31, 2004 excludes 0.4 million stock options that were anti-dilutive. Net income for the diluted earnings per share calculation for the three months ended March 31, 2005 and 2004 is adjusted to add back the amortization of original issue discount, net of taxes, relating to the Company’s Zero Coupon Debentures totaling $3.0 million and $2.9 million, respectively.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

      The following reconciles basic and diluted weighted average shares outstanding:

	Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Basic weighted average shares outstanding	137,813	132,312
Dilutive effect of:
Warrant	749	975
Stock option and restricted share plans	4,707	4,566
Convertible debentures	9,097	9,097

Diluted weighted average shares outstanding	152,366	146,950

12. Supplemental Cash Flow Information

      The following summarizes investing activities relating to acquisitions integrated into the Company’s operations for the periods shown:

	Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Fair value of assets, net of cash acquired	$—	$9,031
Goodwill	113	4,318
Consideration paid related to prior year acquisitions	1,379	1,079
Total liabilities	—	(1,902)

Cash consideration, net of cash acquired	$1,492	$12,526

13. Stock-Based Compensation

      During the first quarter of 2005, the Company issued approximately 1.2 million restricted shares at an average stock price of $49.44 to certain key employees and a director. The restricted shares generally vest over a four-year period based on continued employment, with an equal amount of the restricted shares vesting on each anniversary of the grant date. During the three months ended March 31, 2005 and 2004, the Company recognized $5.8 million and $0.9 million in employee stock-based compensation expense related to the issuance of all restricted share grants, respectively.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

	Three Months
	Ended March 31,
	2005	2004
	(In thousands, except per share amounts)
Net Income:
As reported	$80,596	$52,605
Employee stock-based compensation expense included in reported net income, net of income tax benefit	4,442	1,279
Pro forma compensation expense, determined under fair value methods for all awards, net of income tax benefit	(8,021)	(6,313)

Pro forma	$77,017	$47,571

Basic earnings per share:
As reported	$0.58	$0.40
Pro forma	0.56	0.36
Diluted earnings per share:
As reported	0.55	0.38
Pro forma	0.52	0.34

      For purposes of pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of the options is amortized to pro forma expense over the option’s vesting period.

14. Retirement and Employee Benefit Plans

      The Company has defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees. Plan benefits are generally based on factors such as age, compensation levels and years of service. The components of net periodic benefit cost for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	2005		2004
	United		United
	States	International	States	International
	(In thousands)
Service cost	$633	$2,017	$441	$1,393
Interest cost	880	1,163	632	796
Expected return on plan assets	(207)	(895)	(232)	(714)
Amortization of transition obligation	—	(1)	—	—
Amortization of prior service cost	657	84	657	22
Amortization of loss	309	10	25	23

Net periodic benefit cost	$2,272	$2,378	$1,523	$1,520

      The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $0.1 million in the U.S. and $8.4 million internationally to its pension and other postretirement benefit plans during 2005. As of March 31, 2005, approximately $20 thousand of contributions have been made in the U.S. and $1.1 million of contributions have been made internationally. Currently, the Company anticipates total contributions in the U.S. and internationally to approximate the original estimates previously disclosed.

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

      Financial information by industry segment for each of the three months ended March 31, 2005 and 2004 is summarized below. The accounting policies of the segments are the same as those of the Company. Inter-segment sales are not material.

	Three Months
	Ended March 31,
	2005	2004
		(restated)
	(In thousands)
Revenues from unaffiliated customers:
Drilling Services	$486,644	$403,719
Production Systems	371,062	308,921

	$857,706	$712,640

Depreciation and amortization:
Drilling Services	$50,172	$45,364
Production Systems	19,382	16,477
Corporate	568	584

	$70,122	$62,425

Operating income (expense):
Drilling Services	$102,434	$66,882
Production Systems	40,034	26,843
Corporate (a)	(19,450)	(6,115)

	$123,018	$87,610

      (a) Includes equity in earnings of unconsolidated affiliates.

      As of March 31, 2005, total assets were $2,839.3 million for Drilling Services, $2,130.3 million for Production Systems, and $708.4 million for Corporate. Total assets as of December 31, 2004, were $2,746.3 million for Drilling Services, $2,055.1 million for Production Systems and $729.3 million for Corporate. The total assets do not include the assets of the Company’s discontinued operation.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

16. Condensed Consolidating Financial Statements

      As of March 31, 2005 and December 31, 2004, the following obligations of Weatherford International, Inc. (the “Issuer”) were guaranteed by Weatherford International Ltd. (the “Parent”): (1) the 7 1/4% Senior Notes, (2) the 6 5/8% Senior Notes and (3) the Zero Coupon Debentures. The following obligations of Parent were guaranteed by Issuer as of March 31, 2005 and December 31, 2004: (i) the 2003 Revolving Credit Facility and (ii) the 4.95% Senior Notes.

      As a result of these guarantee arrangements, the Company is required to present the following condensed consolidating financial information. The accompanying guarantor financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. Certain prior year amounts have been reclassified, including investments in consolidated subsidiaries, to conform to the current presentation.

Condensed Consolidating Balance Sheet
March 31, 2005
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$170,354	$58	$143,541	$—	$313,953
Other Current Assets	1,026	52,959	1,686,033	—	1,740,018

	171,380	53,017	1,829,574	—	2,053,971

Equity Investments in Unconsolidated Affiliates	150,673	—	21,101	—	171,774
Equity Investments in Affiliates	4,116,255	2,009,748	6,930,541	(13,056,544)	—
Shares Held in Parent	—	201,725	—	(201,725)	—
Intercompany Receivables, Net	—	2,410,403	—	(2,410,403)	—
Other Assets	33,407	7,002	3,433,848	—	3,474,257

	$4,471,715	$4,681,895	$12,215,064	$(15,668,672)	$5,700,002

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$677	$7,086	$10,167	$—	$17,930
Accounts Payable and Other Current Liabilities	6,227	2,123	633,090	—	641,440

	6,904	9,209	643,257	—	659,370

Long-term Debt	255,827	1,136,925	14,793	—	1,407,545
Intercompany Payables, Net	3,671	—	2,406,732	(2,410,403)	—
Other Long-term Liabilities	30,966	69,014	72,220	—	172,200
Shareholders’ Equity	4,174,347	3,466,747	9,078,062	(13,258,269)	3,460,887

	$4,471,715	$4,681,895	$12,215,064	$(15,668,672)	$5,700,002

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Condensed Consolidating Balance Sheet
December 31, 2004
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2005
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$857,706	$—	$857,706
Costs and Expenses	(2,904)	(47)	(731,913)	—	(734,864)
Equity in Earnings (Income) of Unconsolidated Affiliates	(1,125)	—	1,301	—	176

Operating Income (Loss)	(4,029)	(47)	127,094	—	123,018

Other Income (Expense):
Interest Income (Expense), Net	(2,536)	(11,750)	628	—	(13,658)
Intercompany Charges, Net	30,835	29,012	8,552	(68,399)	—
Equity in Subsidiary Income	124,855	111,922	—	(236,777)	—
Other, Net	(722)	55	88	—	(579)

Income (Loss) from Continuing Operations Before Income Taxes	148,403	129,192	136,362	(305,176)	108,781
(Provision) Benefit for Income Taxes	592	(4,337)	(24,601)	—	(28,346)

Income (Loss) from Continuing Operations	148,995	124,855	111,761	(305,176)	80,435
Income from Discontinued Operation, Net of Taxes	—	—	161	—	161

Net Income (Loss)	$148,995	$124,855	$111,922	$(305,176)	$80,596

Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2004
(restated)
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$712,640	$—	$712,640
Costs and Expenses	(738)	(369)	(629,176)	—	(630,283)
Equity in Earnings of Unconsolidated Affiliates	4,861	—	392	—	5,253

Operating Income (Loss)	4,123	(369)	83,856	—	87,610

Other Income (Expense):
Interest Expense, Net	(3,774)	(10,691)	(1,209)	—	(15,674)
Intercompany Charges, Net	(1,543)	72,356	2,416	(73,229)	—
Equity in Subsidiary Income	126,498	73,866	—	(200,364)	—
Other, Net	537	(9)	100	—	628

Income (Loss) from Continuing Operations Before Income Taxes	125,841	135,153	85,163	(273,593)	72,564
(Provision) Benefit for Income Taxes	(7)	(8,655)	(10,402)	—	(19,064)

Income (Loss) from Continuing Operations	125,834	126,498	74,761	(273,593)	53,500
Loss from Discontinued Operation, Net of Taxes	—	—	(895)	—	(895)

Net Income (Loss)	$125,834	$126,498	$73,866	$(273,593)	$52,605

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2005
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$148,995	$124,855	$111,922	$(305,176)	$80,596
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	1,125	—	(1,301)	—	(176)
Equity in Earnings of Affiliates	(124,855)	(111,922)	—	236,777	—
Charges from Parent or Subsidiary	(30,835)	(29,012)	(8,552)	68,399	—
Deferred Income Tax Provision (Benefit)	—	1,912	(9,208)	—	(7,296)
Other, Net	84,252	(65,527)	(56,989)	—	(38,264)

Net Cash Provided (Used) by Continuing Operations	78,682	(79,694)	35,872	—	34,860
Net Cash Used by Discontinued Operation	—	—	(5,323)	—	(5,323)

Net Cash Provided (Used) by Operating Activities	78,682	(79,694)	30,549	—	29,537

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(1,492)	—	(1,492)
Capital Expenditures for Property, Plant and Equipment	—	—	(74,344)	—	(74,344)
Acquisition of Intellectual Property	—	—	(4,395)	—	(4,395)
Proceeds from Sales of Property, Plant and Equipment	—	—	4,756	—	4,756
Other, Net	—	—	(1,350)	—	(1,350)

Net Cash Used by Investing Activities	—	—	(76,825)	—	(76,825)

Cash Flows from Financing Activities:
Repayments of Short-term Debt, Net	—	—	(5,246)	—	(5,246)
Repayments of Long-term Debt, Net	—	(881)	(409)	—	(1,290)
Borrowings (Repayments) Between Subsidiaries, Net	(47,307)	(43,795)	91,102	—	—
Proceeds from Exercise of Stock Options	—	50,494	—	—	50,494
Other, Net	—	(119)	(37)	—	(156)

Net Cash Provided (Used) by Financing Activities	(47,307)	5,699	85,410	—	43,802

Net Increase (Decrease) in Cash and Cash Equivalents	31,375	(73,995)	39,134	—	(3,486)
Cash and Cash Equivalents at Beginning of Period	138,979	74,053	104,407	—	317,439

Cash and Cash Equivalents at End of Period	$170,354	$58	$143,541	$—	$313,953

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2004
(restated)
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$125,834	$126,498	$73,866	$(273,593)	$52,605
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	(4,861)	—	(392)	—	(5,253)
Equity in Earnings of Affiliates	(126,498)	(73,866)	—	200,364	—
Charges from Parent or Subsidiary	1,543	(72,356)	(2,416)	73,229	—
Deferred Income Tax Provision (Benefit)	(47)	8,660	(16,403)	—	(7,790)
Other, Net	48,346	(23,651)	9,638	—	34,333

Net Cash Provided (Used) by Continuing Operations	44,317	(34,715)	64,293	—	73,895
Net Cash Used by Discontinued Operation	—	—	(5,604)	—	(5,604)

Net Cash Provided (Used) by Operating Activities	44,317	(34,715)	58,689	—	68,291

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(12,526)	—	(12,526)
Capital Expenditures for Property, Plant and Equipment	—	—	(62,828)	—	(62,828)
Acquisition of Intellectual Property	—	—	(7,074)	—	(7,074)
Proceeds from Sales of Property, Plant and Equipment	—	—	3,493	—	3,493
Other	—	—	(455)	—	(455)

Net Cash Used by Investing Activities	—	—	(79,390)	—	(79,390)

Cash Flows from Financing Activities:
Repayments of Short-term Debt, Net	(19,000)	217	(351)	—	(19,134)
Repayments of Long-term Debt, Net	—	(559)	(1,079)	—	(1,638)
Proceeds from Asset Securitization	—	4,895	—	—	4,895
Borrowings (Repayments) Between Subsidiaries, Net	(26,350)	13,320	13,030	—	—
Proceeds from Exercise of Stock Options	—	26,825	—	—	26,825
Other, Net	—	—	(69)	—	(69)

Net Cash Provided (Used) by Financing Activities	(45,350)	44,698	11,531	—	10,879

Net Increase (Decrease) in Cash and Cash Equivalents	(1,033)	9,983	(9,170)	—	(220)
Cash and Cash Equivalents at Beginning of Period	1,582	2,959	51,541	—	56,082

Cash and Cash Equivalents at End of Period	$549	$12,942	$42,371	$—	$55,862

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

17. New Accounting Pronouncement

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57 which permits implementation of SFAS No. 123R at the beginning of the next fiscal year instead of the next reporting period as required by SFAS No. 123R. In addition, the SEC, in March 2005, issued Staff Accounting Bulletin No. 107 (“SAB No. 107”). SAB No. 107 provides guidance regarding the interaction between SFAS No. 123R and SEC rules and regulations. The Company does not believe the adoption of SFAS No. 123R and SAB No. 107 will have a material impact on its results of operations and financial position as essentially all grants either vest during 2005 or are already reflected in the Company’s results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an executive level overview. This overview provides a general description of our company today, a discussion of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for the remainder of 2005 and into 2006. Next, we analyze the results of our operations for the three-month periods ended March 31, 2005 and 2004, including the trends in our overall business and our operating segments. Then we review our cash flows and liquidity, capital resources and contractual obligations. We close with a discussion of new accounting pronouncements and an update, when applicable, to our critical accounting judgments and estimates.

Overview

      General

      The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2004 included in our Annual Report on Form 10-K. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section below entitled “Forward-Looking Statements.”

      We provide equipment and services used for drilling, completion and production of oil and natural gas wells throughout the world. We conduct operations in approximately 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our offerings include drilling services and equipment, well installation services, fishing and intervention services, completion systems and all forms of artificial lift. We offer step-change technologies, including expandable technology, production optimization systems, underbalanced systems and drilling with casing. We operate under two segments: Drilling Services and Production Systems.

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

      The following chart sets forth certain statistics that reflect historical market conditions:

		Henry Hub	North American	International
	WTI Oil (1)	Gas (2)	Rig Count (3)	Rig Count (3)
March 31, 2005	$55.40	$7.653	1,692	891
December 31, 2004	43.45	6.149	1,686	869
March 31, 2004	35.76	5.933	1,597	799

(1)	Price per barrel as of March 31 and December 31 — Source: Applied Reasoning, Inc.
(2)	Price per MM/BTU as of March 31 and December 31 — Source: Oil World
(3)	Average rig count for the applicable month — Source: Baker Hughes Rig Count

      Historically, the majority of worldwide activity has been concentrated in North America. From mid-1999 through mid-2001, North American rig count improved steadily, peaking in the first quarter of 2001 at a quarterly average of 1,636 rigs. In late 2001, the demand for oil and natural gas weakened due to slowing growth in worldwide economies. This resulted in a slow-down in North American rig activity. The decline continued through April 2002 hitting a low of 845 rigs. Since April, the North American rig count has steadily improved. The first quarter 2005 rig count surpassed the 2001 peak with a quarterly average of 1,781 rigs.

      Traditionally, the international rig count has not been as volatile as the North American rig count. The international rig count improved from late 1999 through third quarter 2001. It peaked at a quarterly average of 757 rigs. In late 2001, it began to decline and in the third quarter of 2002 fell to a low of 718 rigs. Since then, activity has steadily increased and average rig count for the first quarter 2005 was 876.

      Drilling and completion spending is continuing to increase in both North America and the international markets. According to Spears and Associates, 2004 drilling and completion spending increased 19% in North America and 5% in the international market over 2003 levels and in 2005, is anticipated to increase 30% and 17%, respectively, over 2004 levels.

      Opportunities and Challenges

      The nature of our industry offers many opportunities and challenges. We have created a long-term strategy aimed at growing our business, servicing our customers, and most importantly, creating value for our shareholders. Our strategy centers around:

•	Eastern Hemisphere Investment

•	Supply Chain Management

•	Technology

      We believe the future of the industry is in the Eastern Hemisphere. The Eastern Hemisphere has the industry’s best reservoirs in terms of size, quality and depletion. Capital that was formerly invested in the U.S. is being redistributed to the Eastern Hemisphere, primarily in large project developments underway in Russia, the Caspian Region and the Middle East. Opportunities will exist for those companies that can capture a large share of the Eastern Hemisphere growth without incurring undue risk. Throughout 2003 and 2004, we expanded the size and scope of our infrastructure to a large cross section of the Caspian Region, Middle East and North Africa. We now have 155 large-scale service locations in the Eastern Hemisphere and 26 manufacturing locations. We continue to focus on our expansion into Asia and Russia as we anticipate growth in these markets in 2005 and beyond. We will continue to execute our expansion either through organic means or acquisitions, or a combination thereof.

      While leveraging our international footprint, we must continue efforts to reduce our cost structure company-wide. The primary barrier to this strategy is the ability to reduce the cost structure without disrupting the normal course of business. To improve our returns worldwide, in 2004, we committed to a company-wide supply chain analysis with the focus on manufacturing, logistics, procurement and systems. Initiatives such as relocation of product line manufacturing, engineering rationalization and third party outsourcing were undertaken. Productivity gains and cost reductions were realized during the first quarter of 2005 and are expected to continue throughout the remainder of the year.

      A component of our growth strategy is technology based. We view technology in the oilfield as a critical competency and have invested a substantial amount of our time and capital into raising the technology content of our products and services. We are committed to: advancing our core technology beyond the present generation of tools and developing and commercializing step-change technologies that are an extension of our core products and services.

      The success of our long-term strategy will be determined by our ability to withstand the cyclicality of the energy industry, capitalize on our investment in the Eastern Hemisphere, lower our cost structure, and successfully commercialize new technologies.

      Outlook

      In general, we believe the outlook for our businesses is favorable. As decline rates are accelerating and reservoir productivity complexities are increasing, our clients are having difficulty securing desired rates of production growth. Assuming the demand for hydrocarbons does not weaken, these phenomena provide us with the following general market assumptions:

•	In 2006 and beyond, North American land rig activity will flatten out and earnings and returns will result from market share, technology and pricing.

•	The international markets will flourish, with the Eastern Hemisphere standing out as the strongest market.

•	The North Sea is beginning a multi-year recovery phase, albeit from a very low current activity level.

•	Pricing is likely to strengthen in all geographic regions.

•	Technologies that improve productivity will do increasingly well in the upcoming years.

      Looking into 2005 and 2006 on a worldwide basis, we expect average rig activity to increase compared to first quarter 2005 levels and we expect our business to grow at a slightly faster rate than the underlying activity.

      Geographic Markets. We expect modest growth in the North American market for the remainder of 2005 and anticipate a volume increase in our U.S. operations from first quarter activity levels. The early spring break-up in Canada will negatively affect our operations, and we anticipate a 15% - 20% decline in this region’s revenues for the second quarter of 2005. We expect our second and third quarter results to reflect the improvement in activity in the Gulf of Mexico Shelf. Deepwater activity is expected to be strong in 2005 and 2006 as a number of projects are scheduled to start throughout the next 24 months. We expect a slight volume increase in Latin America with improvements stemming from Brazil and Venezuela. The North Sea is expected to show substantial growth throughout 2005 and 2006 due to under-investment and concurrent production declines, underutilization of the available infrastructure and encouraging governmental policies. Excluding the North Sea, we expect growth in the Eastern Hemisphere to initially originate from the Caspian Region, the Middle East and sections of Africa. Later, we expect the growth to spread to sub-Sahara Africa, Russia and pockets of Asia Pacific.

      Pricing. The overall pricing outlook is positive. We are seeing pricing momentum in the international marketplace. Improvements are on a contract-by-contract basis and not a simultaneous movement. We expect this phenomenon to continue in the international markets throughout 2005 and 2006. In the North American market, we anticipate a price increase for both our products and services. We expect this increase to be true for both our divisions and if successful, it will impact our third and fourth quarter results.

      Business Segments. Overall, we expect both of our operating segments to outpace market activity. In our Drilling Services Division, underbalanced systems is expected to have the highest growth rate followed by our enhanced product lines of well construction and proprietary drilling tools. We expect strong growth from our underbalanced systems in Asia Pacific, Latin America, Middle East and North Africa. Our proprietary drilling tools are expected to gain market share offshore and in the international markets. Furthermore, we expect our well construction product line to gain deepwater market share in both the U.S. and international markets. In our Production Systems Division, we anticipate our production optimization product lines to have the highest growth rate. The largest fields of application for this technology should come from Latin America, Russia and Asia.

      Technology. We expect the need for new technologies to increase, and we remain committed to increasing the technology content of our products and services. We expect revenues from our technology products to grow throughout 2005 as commercialization of our new technologies occurs and market acceptance of our current technologies increases.

      Overall, the level of market improvements for our businesses in 2005 will continue to depend heavily on our ability to contain our costs, the ability to attract and retain quality personnel, our gains in market share outside North America, primarily in the Eastern Hemisphere, and the acceptance of our new technologies. The continued strength of the industry is uncertain and will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

Results of Operations

      The following charts contain selected financial data comparing our consolidated and segment results from operations for the three months ended March 31, 2005 and 2004. Prior period amounts have been restated to reflect the impact of our discontinued operation. We are unable to provide certain information regarding our results excluding the impact of acquisitions due to the integration of these acquisitions into our operations.

      Comparative Financial Data

	Three Months Ended March 31,
	2005	2004
		(restated)
	(In thousands, except percentages and per share data)

Revenues:
Drilling Services	$486,644	$403,719
Production Systems	371,062	308,921

	857,706	712,640

Gross Profit %:
Drilling Services	35.1%	32.5%
Production Systems	28.1	27.1

	32.1	30.2

Research and Development:
Drilling Services	$9,805	$9,814
Production Systems	11,214	9,439

	21,019	19,253

Selling, General and Administrative Attributable to Segments:
Drilling Services	58,448	54,655
Production Systems	53,035	47,517

	111,483	102,172

Corporate General and Administrative	19,626	11,368

Equity in Earnings of Unconsolidated Affiliates	(176)	(5,253)

Operating Income (Expense):
Drilling Services	102,434	66,882
Production Systems	40,034	26,843
Corporate (a)	(19,450)	(6,115)

	123,018	87,610

Interest Expense, Net	(13,658)	(15,674)

Other, Net	(579)	628

Effective Tax Rate	26.1%	26.3%

Income from Continuing Operations per Diluted Share	$0.55	$0.38

Income (Loss) from Discontinued Operation, Net of Taxes	161	(895)

Net Income per Diluted Share	0.55	0.38

Depreciation and Amortization	70,122	62,425

(a)	Includes equity in earnings of unconsolidated affiliates.

Consolidated Revenues by Geographic Region

	Three Months
	Ended March 31,
	2005	2004
		(restated)

U.S.	37%	34%
Canada	19	20
Latin America	9	9
Europe, CIS and West Africa	16	18
Middle East and North Africa	12	12
Asia Pacific	7	7

Total	100%	100%

Company Results

      Revenues

      Consolidated revenues increased $145.1 million, or 20.4%, in the first quarter of 2005 as compared to the first quarter of 2004 and were the result of growth in all of our geographic regions. North American revenues increased $95.9 million, or 25.0%, and included increases of 32.4% and 12.7% in the U.S. and Canada, respectively. This region’s increase of 25.0% in revenues outpaced the 9.7% increase in the average North American rig count. The increase in activity and the price increase in the U.S. and Canadian markets implemented during July of 2004 were the key contributors to revenue growth during the first quarter of 2005. International revenues increased $49.2 million, or 14.9%, as compared to the 9.9% increase in the average international rig count. The international revenue growth was led by increases of 22.5%, 20.4% and 15.8% in the Middle East and North Africa, Latin America and Asia Pacific regions, respectively. During the first quarter of 2005, the Eastern Hemisphere continued to realize positive pricing trends which, in addition to activity increases, contributed to the increase in revenues. From a worldwide product line perspective, our highest revenue growth percentages were generated by intervention services, drilling methods and artificial lift products and services.

      Gross Profit

      Our gross profit as a percentage of revenues increased from 30.2% in the first quarter of 2004 to 32.1% in the first quarter of 2005. This increase is primarily volume related, with additional contributions from stronger North American pricing implemented in July of 2004, recent positive pricing trends realized in the Eastern Hemisphere and supply chain efficiencies.

      Research and Development

      Research and development expenses in the first quarter of 2005 increased $1.8 million, or 9.2%, as compared to the first quarter of 2004. The increase is due primarily to our commitment in developing and commercializing new technologies as well as investing in our core product offerings. Research and development expense as a percentage of revenue remained relatively consistent in the first quarter of 2005 as compared to the first quarter of 2004.

      Selling, General and Administrative Attributable to Segments

      Selling, general and administrative expenses attributable to segments declined as a percentage of revenues from 14.3% in the first quarter of 2004 to 13.0% in the first quarter of 2005. This percentage decline was due primarily to our higher revenue base and certain inherent fixed costs included in our selling, general and administrative expenses.

      Corporate General and Administrative

      Corporate General and Administrative expenses increased $8.3 million, or 72.6%, during the first quarter of 2005 as compared to the same quarter of the prior year. This increase is due primarily to increased costs associated with our corporate governance compliance program, higher employee stock-based compensation expense, and increased employee benefit expense and severance costs.

      Equity in Earnings of Unconsolidated Affiliates

      Equity in earnings of unconsolidated affiliates decreased from $5.3 million in the first quarter of 2004 to $0.2 million in the first quarter of 2005 due primarily to $4.0 million, our portion, of exit and debt restructuring charges incurred by Universal Compression during the first quarter of 2005. Excluding these charges, we realized lower equity in earnings during the first quarter of 2005 due to our reduced percentage ownership of Universal Compression, partially offset by Universal Compression’s increased quarterly earnings.

      Interest Expense, Net

      Interest expense, net decreased $2.0 million, or 12.9%, during the first quarter of 2005 as compared to the first quarter of 2004 due primarily to the increase in interest income that was generated from the higher levels of cash and cash equivalents held during the first quarter of 2005 as compared to the same quarter of the prior year.

      Income Taxes

      Our effective tax rate for the first quarter of 2005 was 25.1%, excluding our portion of Universal Compression’s exit and debt restructuring charges, as compared to an effective tax rate for the first quarter of 2004 of 26.3%. The decrease in the effective tax rate reflects the continued benefits realized from our corporate reorganization.

Segment Results

      Drilling Services

      Drilling Services revenues increased $82.9 million, or 20.5%, in the first quarter of 2005 as compared to the first quarter of 2004. Of this increase, the North American region contributed revenue increases of $47.9 million, or 26.8%, with the U.S. and Canadian revenues increasing 24.7% and 33.3%, respectively. The North American revenue increase of 26.8% is compared to a 9.7% increase in the average North American rig count. Increases in volume and pricing in this region were the primary contributors to this region’s revenue increase. International revenues improved $35.0 million, or 15.6%, as compared to a 9.9% increase in the average international rig count. The most significant international growth was in Latin America and the Middle East and North Africa, where revenues increased 32.2% and 15.9%, respectively. On a product line basis, the highest revenue growth was generated from the intervention services and drilling methods products and services, which improved 32.1% and 31.9%, respectively.

      Gross profit as a percentage of revenues increased to 35.1% in the first quarter of 2005 from 32.5% in the first quarter of 2004. This increase was primarily volume driven, with additional benefits realized from the North American pricing increases enacted in July of 2004.

      Selling, general and administrative expenses attributable to segments as a percentage of revenues in the first quarter of 2005 and 2004 were 12.0% and 13.5%, respectively. This percentage decline was due primarily to our higher revenue base and certain inherent fixed costs included in our selling, general and administrative expenses.

      Production Systems

      Revenues in our Production Systems segment increased $62.1 million, or 20.1%, in the first quarter of 2005 as compared to the same quarter of the prior year. This increase was driven primarily by higher demand for our artificial lift and production optimization product lines, which realized improvements of 29.5% and 19.3%, respectively. On a geographic basis, our North American revenues increased $48.0 million, or 23.5%, in the first quarter of 2005 compared to the first quarter of 2004 and included increases of 42.4% and 3.9% in the U.S. and Canada, respectively. Improvements in the region, beyond the increases in activity, were primarily due to North American pricing increases and changes in product mix. International revenues improved $14.1 million, or 13.5%, over the first quarter of 2004 and were led by revenue growth of 63.7% in Middle East and North Africa and 26.0% in Asia Pacific.

      Our gross profit as a percentage of revenues increased to 28.1% in the first quarter of 2005 from 27.1% in the first quarter of 2004. The percentage increase was due to this division’s higher revenue base and a change in product mix.

      Research and development expense increased $1.8 million, or 18.8%, from $9.4 million in the first quarter of 2004 to $11.2 million in the first quarter of 2005. This increase and the current level of research and development expenditures reflect the division’s continued focus on developing and commercializing technology-related product lines.

      Selling, general and administrative expenses attributable to segments as a percentage of revenues in the first quarter of 2005 and 2004 were 14.3% and 15.4%, respectively. This percentage decline was due primarily to the division’s higher revenue base and certain inherent fixed costs included in our selling, general and administrative expenses.

Discontinued Operation

      Our discontinued operation consists of our Gas Services International compression fabrication business. We generated income of $0.2 million and incurred a loss of $0.9 million from the discontinued operation, net of taxes, during the first quarter of 2005 and 2004, respectively.

Liquidity and Capital Resources

      Historical Cash Flows

      As of March 31, 2005, our cash and cash equivalents were $314.0 million, a net decrease of $3.5 million from December 31, 2004, which was primarily attributable to the following:

•	cash inflows from operating activities of $29.5 million;

•	capital expenditures for property, plant and equipment of $74.3 million;

•	acquisition of new businesses of approximately $1.5 million in cash, net of cash acquired;

•	acquisition of intellectual property of $4.4 million;

•	purchase of equity investment in unconsolidated affiliate of $1.4 million;

•	proceeds from the sales of property, plant and equipment of $4.8 million;

•	repayments, net of borrowings, on long-term debt and short-term facilities of $6.5 million;

•	proceeds from stock option activity of $50.5 million.

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

      Cash flow from operations plus current cash balances are expected to be our primary source of liquidity during 2005. We anticipate cash flows from operations and current cash balances, combined with our existing credit facility, will provide sufficient capital resources to manage our operations and fund projected capital expenditures.

      Additional capital in the form of either debt or equity may be required during 2005 if we experience lower than expected operating cash flows due to a deterioration of market conditions, unforeseen operating events or if an acquisition necessitates additional liquidity.

      The following summarizes our short-term committed financing activities and our usage and availability as of March 31, 2005:

	Facility	Expiration		Letters of
Short-term Financing Facilities	Amount	Date	Drawn	Credit	Availability
	(In millions)

2003 Revolving Credit Facility(1)	$500.0	May 2006	$—	$47.2	$452.8
Canadian Facility	16.6	July 2005	—	0.3	16.3
Middle East Facility	25.0	July 2005	—	16.8	8.2
Asia Pacific Facility	25.0	May 2005	1.2	8.4	15.4

(1)	Our revolving credit facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. We are in compliance with all covenants set forth in the credit facility. The committed revolving credit facility does not contain any provisions that make its availability dependent upon our credit ratings; however, the interest rates are dependent upon the credit rating of our long-term senior debt.

      We also have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At March 31, 2005, we had $4.6 million in short-term borrowings outstanding under these arrangements with a weighted average interest rate of 6.74%.

      Cash Requirements and Contractual Obligations

      Our cash requirements and contractual obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially, other than as discussed below, since December 31, 2004.

      Letters of Credit

      We execute letters of credit in the normal course of business. While these obligations are not normally called, it should be noted that these obligations could be called by the beneficiaries at anytime before the expiration date should we breach certain contractual or payment obligations. As of March 31, 2005, we had $17.5 million of letters of credit and bid and performance bonds outstanding under various uncommitted credit facilities and $72.7 million of letters of credit outstanding under committed facilities.

      Capital Expenditures

      Our capital expenditures for property, plant and equipment are expected to be approximately $280 million to $300 million for 2005 and primarily relate to our new technologies, drilling equipment, fishing tools, tubular service equipment and the implementation of our enterprise wide software system. Capital expenditures during the three months ended March 31, 2005 were $68.5 million, net of proceeds from tools lost down hole of $5.8 million.

      Zero Coupon Convertible Senior Debentures

      On June 30, 2000, we completed the private placement of $910.0 million face amount of Zero Coupon Convertible Senior Debentures. These debentures were issued at $501.6 million, providing the holders with an annual 3% yield to maturity. At March 31, 2005, the accreted amount of these debentures was $577.9 million.

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

New Accounting Pronouncement

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57 which permits implementation of SFAS No. 123R at the beginning of the next fiscal year instead of the next reporting period as required by SFAS No. 123R. In addition, the SEC, in March 2005, issued Staff Accounting Bulletin No. 107 (“SAB No. 107”). SAB No. 107 provides guidance regarding the interaction between SFAS No. 123R and SEC rules and regulations. We do not believe the adoption of SFAS No. 123R and SAB No. 107 will have a material impact on our results of operations and financial position as essentially all grants either vest during 2005 or are already reflected in our results.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2004.

Exposures

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

      Currency Exposure

      Approximately 36.8% of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive income in the shareholders’ equity section in our Condensed Consolidated Balance Sheets. We recognize remeasurement and transactional gains and losses on currencies in our Condensed Consolidated Statements of Income. Such remeasurement and transactional losses may adversely impact our results of operations.

      In certain foreign countries, a component of our cost structure is U.S. dollar denominated, whereas our revenues are partially local currency based. In those cases, a devaluation of the local currency would adversely impact our operating margins.

      Investment Exposure

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

      Terrorism Exposure

      The terrorist attacks that took place in the U.S. on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially impact our businesses. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our businesses.

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

      From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:

•	A downturn in market conditions could affect projected results. Any material changes in oil and natural gas supply and demand, oil and natural gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information we provided. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. During 2003 and 2004, worldwide drilling activity increased; however, if an extended regional and/or worldwide recession were to occur, it would result in lower demand and lower prices for oil and natural gas, which would adversely affect drilling and production activity and therefore would affect our revenues and income. We have assumed increases in worldwide demand will continue throughout 2005.

•	Availability of a skilled workforce could affect our projected results. The workforce and labor supply in the oilfield service industry is aging and diminishing such that there is an increasing shortage of available skilled labor. Our forward-looking statements assume we will be able to recruit and maintain a sufficient skilled workforce for activity levels.

•	Increases in the prices of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range. If we are unable to minimize the impact of increased raw materials costs through our supply chain initiatives or by passing through these increases to our customers, our margins and results of operations could be adversely affected.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology through leverage of our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to underbalanced systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services.

•	Nonrealization of expected benefits from our 2002 corporate reincorporation could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of our reincorporation, including improvements to our global tax position and cash flow. An inability to realize expected benefits of the reincorporation in the anticipated time frame, or at all, would negatively affect the anticipated benefit of our corporate reincorporation.

•	A decline in the fair value of our investment in Universal that is other than temporary would adversely affect our projected results. In the third quarter of 2002, we recorded a write-down in the carrying value of our investment in Universal. We can make no assurances that there will not be an additional decline in value of this investment. Any decline may result in an additional write-down in the carrying value of our investment and would adversely affect our results.

•	The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of March 31, 2005, we had approximately $1.7 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currencies.

•	Adverse weather conditions in certain regions could aversely affect our operations. In the summer of 2004, the Gulf of Mexico suffered an unusually high number of hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. Similarly, an unusually warm Canadian winter or unusually rough weather in the North Sea could reduce our operations and revenues from those areas during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will not deviate significantly from historical patterns.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies. Any further military action undertaken by the U.S. or other countries could adversely affect our results of operations.

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

      Assets and liabilities of which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. Approximately 36.8% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $7.1 million adjustment to reduce our equity account for the three months ended March 31, 2005 to reflect the net impact of the strengthening U.S. dollar against various foreign currencies.

      As of March 31, 2005, we entered into several foreign currency forward contracts with notional amounts aggregating $42.1 million to hedge exposure to currency fluctuations in various foreign currencies, including the Australian Dollar, the British Pound Sterling, the Canadian Dollar and the Brazilian Real. Gains and losses on these contracts are recognized currently in earnings, offsetting the impact of the change in the fair value of the asset or liability being hedged.

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

      The Company’s long-term borrowings subject to interest rate risk consist of the following:

	March 31,		December 31,
	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In millions)

6 5/8% Senior Notes due 2011	$358.9	$379.8	$359.2	$386.4
7 1/4% Senior Notes due 2006	205.5	206.6	206.6	209.7
4.95% Senior Notes due 2013	256.5	244.5	256.7	249.4
$910.0 Million Zero Coupon Senior Convertible Debentures	577.9	585.7	573.6	583.5

      The fair value of our Senior Notes is principally dependent on changes in prevailing interest rates. The fair value of the Zero Coupon Debentures is principally dependent on both prevailing interest rates and our current share price as it relates to the conversion price, which was approximately $63.52 per common share at March 31, 2005 and $63.05 per common share at December 31, 2004.

      We have various other long-term debt instruments of $14.6 million, but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $5.8 million at March 31, 2005 approximate fair value.

      As it relates to our variable rate debt, if market interest rates average 1.0% more for the remainder of 2005 than the rates as of March 31, 2005, interest expense for the remainder of 2005 would increase by $0.1 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in the Company’s financial structure.

Interest Rate Swaps

      We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. The counterparties to our interest rate swaps all have been creditworthy multinational commercial banks. We believe that the risk of counterparty nonperformance is immaterial.

      During 2004, we entered into and terminated separate interest rate swap agreements on notional amounts of $200.0 million and $150.0 million of our $250.0 million 4.95% Senior Notes. We also, at different times, entered into and terminated separate interest rate swap agreements on notional amounts of $70.0 million and $170.0 million of our $350.0 million 6 5/8% Senior Notes. Each of these tranches of agreements were terminated prior to entering into a new agreement. As a result of these terminations, we received cash proceeds, net of accrued interest, of approximately $12.8 million. The deferred gain is being amortized as a reduction of interest expense over the remaining life of the underlying debt securities. There were no interest rate swap agreements outstanding as of March 31, 2005 and December 31, 2004.

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

      During the first quarter of 2005, the Company continued its upgrade of legacy financial systems in the United Kingdom to the Company’s J.D. Edwards platform. The United Kingdom upgrade should be completed by June 30, 2005. The Company believes that the upgrade will have a positive impact on the overall control environment.

      Other than as discussed above, the Company’s management, including the Chairman, Chief Executive Officer, and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS

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

Period	Number of Shares Purchased	Average Price Per Share
January 2005	3,676	$49.78
February 2005	—	—
March 2005	6,255	$58.42

Additionally, under our restricted share plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards. Vesting of such awards is subject to conditions and limitations established at the time of the grant. During February 2005, we repurchased 39,056 shares at a market price of $56.56 per share to satisfy these tax withholding obligations.

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

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit
Number	Description

4.1	Amended and Restated Credit Agreement dated as of January 14, 2005, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 20, 2005).

10.1	Weatherford Variable Compensation Plan dated January 20, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 25, 2005).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith

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
Chief Executive Officer (Principal Executive Officer)

/s/ Lisa W. Rodriguez
Lisa W. Rodriguez
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 6, 2005

Index to Exhibits

Exhibit
Number	Description

4.1	Amended and Restated Credit Agreement dated as of January 14, 2005, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 20, 2005).

10.1	Weatherford Variable Compensation Plan dated January 20, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 25, 2005).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith