Form 10-K/A
period 2004-12-31
WEATHERFORD INTERNATIONAL LTD
filed 2005-06-14
CIK 1170565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

☑  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

OR

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-31339

WEATHERFORD INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0371344 (IRS Employer Identification No.)

515 Post Oak Boulevard Suite 600 Houston, Texas (Address of principal executive offices)	77027-3415 (Zip Code)

Registrant’s telephone number, including area code:
(713) 693-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $1.00 Par Value	New York Stock Exchange

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

     Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at June 7, 2005
Common Shares, $1.00 Par Value	138,361,296

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Consent of Deloitte and Touche LLP
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of CEO pursuant to Section 906
Certification of CFO pursuant to Section 906

EXPLANATORY NOTE

     This amendment to the annual report on Form 10-K/A for the year ended December 31, 2004 of Weatherford International Ltd. (“the Company”) is being filed to incorporate by reference the audited financial statements of Universal Compression Holdings, Inc. (“Universal”) for the year ended March 31, 2005 as required by Rule 3-09 of Regulation S-X. The Company has a 21% equity interest in Universal. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the pages attached hereto.

     A consent of Deloitte and Touche LLP, independent auditors for Universal, is being filed as an exhibit to this amendment.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as part of this report or incorporated herein by reference:

1.	The consolidated financial statements of the Company listed on page 42 of this report.

2.	The financial statement schedule on page 9 of this report.

3.	The exhibits of the Company listed below under Item 15(c).

     (b) Reports on Form 8-K:

1.	Current Report on Form 8-K dated October 20, 2004 announcing earnings for the quarter ended September 30, 2004.

2.	Current Report on Form 8-K dated November 30, 2004 announcing the sale of 4,000,000 shares of common stock of Universal Compression Holdings, Inc. on November 30, 2004.

     (c) Exhibits:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated May 8, 2002, among Weatherford International, Inc., Weatherford Merger, Inc., Weatherford International Ltd. and Weatherford U.S. Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).

2.2	Agreement and Plan of Merger dated October 23, 2000, by and among Weatherford International, Inc., WEUS Holding, Inc., Enterra Compression Company, Universal Compression Holdings, Inc. and Universal Compression, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Universal Compression Holdings, Inc. (File No. 1-15843) and Universal Compression, Inc. (File No. 333-48279) filed October 26, 2000).

2.3	Purchase Agreement dated as of October 23, 2000, by and among Weatherford International, Inc., WEUS Holding, Inc., Enterra Compression Company, Global Compression Services, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit F to the Schedule 13D, with respect to the common stock of Universal Compression Holdings, Inc., filed by Weatherford International, Inc. and WEUS Holding, Inc. on November 2, 2000).

2.4	Distribution Agreement dated as of April 14, 2000, between Weatherford International, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-3 of Grant Prideco, Inc. (Reg. No. 333-35272) filed April 20, 2000).

Exhibit
Number	Description

2.5	Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K on Form 8-K/A (File No. 1-13086) filed March 9, 1998).

2.6	Amendment No. 1 dated as of April 17, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed April 21, 1998).

2.7	Amendment No. 2 dated as of April 22, 1998, to the Agreement and Plan of Merger dated as of March 4, 1998, as amended by and between EVI, Inc. and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed April 23, 1998).

3.1	Memorandum of Association of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).

3.2	Memorandum of Increase of Share Capital of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).

3.3	Bye-laws of Weatherford International Ltd. (incorporated by reference to Annex III to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Memorandum of Association and Bye-laws of Weatherford International Ltd. defining the rights of holders of common shares.

4.2	Credit Agreement dated May 14, 2003, among Weatherford International Ltd., Weatherford International, Inc., JPMorgan Chase Bank, as Administrative Agent, BankOne, NA and Wells Fargo Bank, Texas, N.A., as Co-Syndication Agents, ABN-AMRO Bank, N.V., and The Bank of Nova Scotia, as Co-Documentation agents, and Wachovia Bank, National Association, Suntrust Bank, Royal Bank of Canada and Deutsche Bank AG New York Branch, as co-Managing Agents (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed July 1, 2003).

4.3	Amended and Restated Credit Agreement dated as of January 14, 2005, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 20, 2005).

4.4	Indenture, dated October 1, 2003, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 2, 2003).

4.5	Officers’ Certificate dated as of October 7, 2003 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).

4.6	Indenture dated May 17, 1996, between Weatherford Enterra, Inc. and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).

Exhibit
Number	Description

4.7	First Supplemental Indenture dated and effective as of May 27, 1998, by and among EVI Weatherford, Inc., the successor by merger to Weatherford Enterra, Inc., and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed June 2, 1998).

4.8	Second Supplemental Indenture dated June 30, 2000, between Weatherford International, Inc. and The Bank of New York, as successor trustee to Bank of Montreal Trust (including form of Debenture) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed July 10, 2000).

4.9	Third Supplemental Indenture dated November 16, 2001, between Weatherford International, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Reg. No. 333-73770) filed November 20, 2001).

4.10	Fourth Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company) (incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).

4.11	Convertible Debenture Guarantee Agreement dated June 26, 2002, between Weatherford International Ltd. and JP Morgan Chase Bank (incorporated by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).

4.12	Form of global note for 4.95% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).

4.13	Form of Weatherford Enterra, Inc.’s 7 1/4% Senior Notes due May 15, 2006 (incorporated by reference to Exhibit 4.2 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).

10.1	Voting Agreement, dated as of February 9, 2001, among Weatherford International, Inc., WEUS Holding, Inc. and Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q of Universal Compression Holdings, Inc. (File No. 1-15843) filed February 14, 2001).

10.2	Amended and Restated Registration Rights Agreement, dated as of March 23, 2004, between Weatherford International Ltd. and Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 of Universal Compression Holdings, Inc. (Reg. No. 333-114145) filed April 2, 2004).

10.3	Preferred Supplier Agreement dated as of March 22, 2000, between Weatherford International, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).

10.4	Amendment to Preferred Supplier Agreement dated April 14, 2003 (incorporated by reference to Exhibit 10.1 to the Grant Prideco Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-15423), filed May 15, 2003).

*10.5	Weatherford Enterra, Inc. 1991 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 (File 1-7867) filed March 23, 1997).

Exhibit
Number	Description

*10.6	2004 Weatherford Variable Compensation Plan, Including Form of Award Letter (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-31339) filed November 9, 2004).

*10.7	Weatherford Variable Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 25, 2005).

*10.8	Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers and non-officers (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 on Form 10-Q/A (File No. 1-31339) filed September 15, 2004).

*10.9	Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan and Related Trust Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).

*10.10	Weatherford International Ltd. Nonqualified Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).

*10.11	Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).

†*10.12	Weatherford International Incorporated Non-Employee Director Retirement Plan.

*10.13	Weatherford International, Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).

*10.14	Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan dated March 23, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-31339) filed May 6, 2004).

*10.15	Energy Ventures, Inc. 1991 Non-Employee Director Stock Option Plan and Form of Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-13086) filed August 8, 1991).

*10.16	Energy Ventures, Inc. 1992 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 (Reg. No. 333-13531) filed October 4, 1997).

*10.17	Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-13086) filed August 12, 1995).

*10.18	General Amendment of Employee Stock Option Programs of Weatherford International, Inc. dated May 9, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).

*10.19	General Amendment of Director’s Stock Option Plans and Agreements dated May 9, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).

Exhibit
Number	Description

*10.20	Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers.

*10.21	Amendment to Stock Option Programs (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 19, 2000).

*10.22	Employment Agreements dated August 1, 2003, between Weatherford International Ltd. and each of M. David Colley, E. Lee Colley III, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin, Keith R. Morley, Jon R. Nicholson, James N. Parmigiano, Lisa W. Rodriguez and Gary L. Warren (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-31339) filed November 6, 2003).

*10.23	Employment Agreement dated as of June 15, 1998, between EVI Weatherford, Inc. and Philip Burguieres (incorporated by reference to Exhibit No. 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-13086) filed August 14, 1998).

*10.24	Amendment to Employment Agreement dated October 16, 2000, between Philip Burguieres and Weatherford International, Inc. (incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13086) filed March 23, 2001).

*10.25	Indemnification Agreements with Robert K. Moses, Jr. (incorporated by reference to Exhibit 10.10 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); Philip Burguieres (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-7867)); William E. Macaulay (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)); and Jon Nicholson (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867) filed March 24, 1997).

*10.26	Indemnification Agreements with each of Bernard J. Duroc-Danner, Gary L. Warren, Burt M. Martin, Lisa W. Rodriguez, E. Lee Colley III, Donald R. Galletly, Jon R. Nicholson, James N. Parmigiano, Stuart E. Ferguson, David J. Butters, Robert A. Rayne, Robert K. Moses, Jr., Philip Burguieres, Robert B. Millard, William E. Macaulay and Sheldon B. Lubar (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13086) filed November 13, 2002).

*10.27	Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).

*10.28	Form of Amendment to Stock Option Agreements dated September 8, 1998 for Non-Employee Directors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).

*10.29	Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).

*10.30	Form of Stock Option Agreement for Non-employee Directors dated September 26, 2001 (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-8 (Reg. No. 333-81678) filed January 30, 2002).

Exhibit
Number	Description

*10.31	Assumption and General Amendment of Directors’ Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).

*10.32	Form of Warrant Agreement with Robert K. Moses, Jr. dated September 8, 1998 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).

*10.33	Form of Amendment to Warrant Agreement with Robert K. Moses, Jr. dated September 8, 1998 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).

10.34	Form of Warrant Agreement with Robert K. Moses, Jr. dated July 5, 2000 (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).

*10.35	Form of Warrant Agreement with Robert K. Moses dated September 26, 2001 (incorporated by reference to Exhibit 4.20 to the Registration Statement on Form S-8 (Reg. No. 333-81676) filed January 30, 2002).

10.36	License Agreement among Shell Technology Ventures Inc., Weatherford/Lamb, Inc. and Weatherford International, Inc. dated March 1, 2002, as amended on April 29, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).

10.37	Framework Agreement between Shell Technology Ventures Limited and Weatherford International, Inc. dated March 1, 2002, as amended on April 19, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).

10.38	Promissory Note to Shell Technology Ventures Inc. dated February 28, 2002 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).

10.39	Warrant Agreement between Shell Technology Ventures Inc. and Weatherford International, Inc. dated February 28, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).

†21.1	Subsidiaries of Weatherford International Ltd.

†23.1	Consent of Ernst & Young LLP.

†23.2	Consent of Deloitte and Touche LLP.

††23.3	Consent of Deloitte and Touche LLP.

††31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of Universal Compression Holdings, Inc. for the fiscal year ended March 31, 2005 (incorporated by reference to Part II, Item 8 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed by Universal Compression Holdings, Inc. (SEC File No. 001—15843) on June 10, 2005).

*	Management contract or compensatory plan or arrangement.

†	Filed on March 11, 2005 as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

††	Filed herewith.

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

SCHEDULE II

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE THREE YEARS ENDED DECEMBER 31, 2004

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Collections	Deductions	Period
	(In thousands)
Year Ended December 31, 2004:
Allowance for uncollectible accounts receivable	$16,728	$3,138	$2,491	$(6,447)	$15,910
Year Ended December 31, 2003:
Allowance for uncollectible accounts receivable	$18,088	$3,689	$1,753	$(6,802)	$16,728
Year Ended December 31, 2002:
Allowance for uncollectible accounts receivable	$17,860	$1,784	$1,775	$(3,331)	$18,088

     Amounts have been restated to reflect the impact of the discontinued operation related to Gas Services International.

     All other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto.

2.	The Consolidated Financial Statements of Universal Compression Holdings, Inc. for the three years ended March 31, 2005, required to be included in this report pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.1.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on June 14, 2005.

WEATHERFORD INTERNATIONAL LTD.
By:	/s/ Lisa W. Rodriguez
Lisa W. Rodriguez
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description

23.3	Consent of Deloitte and Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.