Form 10-Q
period 2005-06-30
WEATHERFORD INTERNATIONAL LTD
filed 2005-08-01
CIK 1170565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Yes ☑      No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
     Yes ☑      No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at July 26, 2005

Common Shares, par value $1.00	138,760,991

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$305,671	$317,439
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $14,111 and $15,910, Respectively	809,394	742,291
Inventories	764,676	679,607
Other Current Assets	209,359	191,391
Current Assets from Discontinued Operation	7,493	12,450

	2,096,593	1,943,178

Property, Plant and Equipment, Net	1,427,884	1,377,182
Goodwill	1,666,455	1,669,637
Other Intangible Assets, Net	289,562	294,593
Equity Investments in Unconsolidated Affiliates	174,302	170,202
Other Assets	106,838	88,384
Long-term Assets from Discontinued Operation	689	306

	$5,762,323	$5,543,482

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$30,825	$22,235
Accounts Payable	270,149	279,763
Current Portion of Zero Coupon Convertible Senior Debentures	582,182	—
Other Current Liabilities	332,288	346,320
Current Liabilities from Discontinued Operation	9,526	11,688

	1,224,970	660,006

Long-term Debt	828,971	830,853
Zero Coupon Convertible Senior Debentures	—	573,578
Deferred Tax Liabilities	32,767	30,580
Other Liabilities	134,814	135,076

Commitments and Contingencies

Shareholders’ Equity:
Common Shares, $1 Par Value, Authorized 500,000 Shares, Issued 146,474 and 145,279 Shares, Respectively	146,474	145,279
Capital in Excess of Par Value	2,593,965	2,531,365
Treasury Shares, Net	(195,856)	(228,064)
Retained Earnings	911,302	735,518
Accumulated Other Comprehensive Income	84,916	129,291

	3,540,801	3,313,389

	$5,762,323	$5,543,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues:
Products	$427,228	$400,162	$855,996	$754,232
Services	510,067	342,026	939,005	700,596

	937,295	742,188	1,795,001	1,454,828

Costs and Expenses:
Cost of Products	298,692	294,821	595,242	552,039
Cost of Services	335,527	222,608	621,713	462,880
Research and Development	23,903	20,021	44,922	39,274
Selling, General and Administrative Attributable to Segments	129,441	106,555	240,924	208,727
Corporate General and Administrative	17,341	12,186	36,967	23,554
Equity in Earnings of Unconsolidated Affiliates	(6,578)	(6,025)	(6,754)	(11,278)

Operating Income	138,969	92,022	261,987	179,632

Other Income (Expense):
Gain on Sale of Universal Common Stock	—	25,280	—	25,280
Interest Expense, Net	(13,379)	(15,054)	(27,037)	(30,728)
Other, Net	3,272	(1,251)	2,693	(623)

Income from Continuing Operations Before Income Taxes	128,862	100,997	237,643	173,561
Provision for Income Taxes	(34,137)	(19,965)	(62,483)	(39,029)

Income from Continuing Operations	94,725	81,032	175,160	134,532
Income (Loss) from Discontinued Operation, Net of Taxes	463	(7,143)	624	(8,038)

Net Income	$95,188	$73,889	$175,784	$126,494

Basic Earnings (Loss) Per Share:
Income from Continuing Operations	$0.68	$0.61	$1.27	$1.01
Income (Loss) from Discontinued Operation	0.01	(0.05)	0.00	(0.06)

Net Income	$0.69	$0.56	$1.27	$0.95

Diluted Earnings (Loss) Per Share:
Income from Continuing Operations	$0.64	$0.57	$1.19	$0.95
Income (Loss) from Discontinued Operation	0.00	(0.05)	0.00	(0.05)

Net Income	$0.64	$0.52	$1.19	$0.90

Weighted Average Shares Outstanding:
Basic	138,936	133,107	138,375	132,710
Diluted	153,513	147,597	152,792	147,273
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months
	Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net Income	$175,784	$126,494
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	140,439	125,527
Gain on Sale of Universal Common Stock	—	(25,280)
(Gain) Loss on Sales of Assets, Net	(2,504)	942
(Income) Loss from Discontinued Operation	(624)	8,038
Equity in Earnings of Unconsolidated Affiliates	(6,754)	(11,278)
Employee Stock-based Compensation Expense	13,448	3,722
Amortization of Original Issue Discount	8,604	8,351
Deferred Income Tax Provision (Benefit)	5,583	(3,923)
Other, Net	4,320	1,017
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired	(201,200)	(79,965)

Net Cash Provided by Continuing Operations	137,096	153,645
Net Cash Provided (Used) by Discontinued Operation	3,051	(526)

Net Cash Provided by Operating Activities	140,147	153,119

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(26,237)	(13,100)
Capital Expenditures for Property, Plant and Equipment	(191,094)	(136,973)
Acquisition of Intellectual Property	(6,830)	(13,085)
Purchase of Equity Investment in Unconsolidated Affiliate, Net	(1,351)	(1,606)
Proceeds from Sale of Universal Common Stock	—	89,998
Proceeds from Sale of Property, Plant and Equipment	7,044	8,939

Net Cash Used by Investing Activities	(218,468)	(65,827)

Cash Flows from Financing Activities:
Borrowings (Repayments) of Short-term Debt, Net	7,928	(120,862)
Repayments of Long-term Debt, Net	(1,195)	(5,842)
Proceeds from Asset Securitization	—	5,000
Proceeds from Exercise of Stock Options	62,320	38,573
Other Financing Activities, Net	(2,500)	(463)

Net Cash Provided (Used) by Financing Activities	66,553	(83,594)

Net Increase (Decrease) in Cash and Cash Equivalents	(11,768)	3,698
Cash and Cash Equivalents at Beginning of Period	317,439	56,082

Cash and Cash Equivalents at End of Period	$305,671	$59,780

Supplemental Cash Flow Information:
Interest Paid	$27,891	$34,640
Income Taxes Paid, Net of Refunds	54,563	48,566
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net Income	$95,188	$73,889	$175,784	$126,494
Other Comprehensive Income (Loss):
Reclassification Adjustment for Deferred Loss on Derivative Instruments	69	65	137	130
Foreign Currency Translation Adjustment	(37,448)	(26,842)	(44,512)	(31,558)

Comprehensive Income	$57,809	$47,112	$131,409	$95,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
     The condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheet at June 30, 2005, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2005 and 2004, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended on Form 10-K/A. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results expected for the full year.
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
     On June 6, 2005, the Company signed a definitive agreement to purchase Precision Drilling Corporation’s Energy Services Division and International Contract Drilling Division for aggregate consideration of 26 million common shares and approximately 1.1 billion Canadian dollars in cash. The transaction is expected to be completed during the third quarter of 2005 and is subject to regulatory approvals and to other customary closing conditions.
2. Discontinued Operation
     In June 2004, the Company’s management approved a plan to sell its non-core Gas Services International (“GSI”) compression fabrication business. The sale of this business was finalized in July 2005 for approximately $0.5 million subject to working capital adjustments. The GSI compression fabrication business was historically included in the Company’s Production Systems segment. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the GSI compression fabrication business results of operations, financial position and cash flows have been reflected in the condensed consolidated financial statements and notes as a discontinued operation for all periods presented.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
     Operating results of the discontinued operation are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(In thousands)
Revenues	$12,478	$6,693	$20,794	$20,859

Income (Loss) Before Income Taxes	$29	$(5,030)	$190	$(6,153)
Benefit (Provision) for Income Taxes	434	(2,113)	434	(1,885)

Income (Loss) from Discontinued Operation, Net of Taxes	$463	$(7,143)	$624	$(8,038)

     Balance sheet information for the discontinued operation is as follows:

	June 30,	December 31,
	2005	2004
	(In thousands)
Accounts Receivable, Net of Allowance for Uncollectible Accounts	$4,640	$1,759
Inventories	2,048	9,533
Other Current Assets	805	1,158

Current Assets from Discontinued Operation	7,493	12,450

Property, Plant and Equipment, Net	143	175
Other Assets	546	131

Long-term Assets from Discontinued Operation	689	306

	$8,182	$12,756

Accounts Payable	$6,101	$7,567
Other Current Liabilities	3,425	4,121

Current Liabilities from Discontinued Operation	$9,526	$11,688

3. Universal Compression
     The Company has an investment in Universal Compression Holdings, Inc. (“Universal”). In 2004, the Company sold 7.0 million shares of Universal common stock. This sale reduced the Company’s ownership to 6.75 million shares, or approximately 21%, of Universal’s outstanding common stock.
     Summarized financial information for Universal is presented below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(In thousands)
Revenues	$207,684	$184,874	$401,320	$375,584
Gross Profit	85,982	73,748	165,134	150,536
Net Income	18,136	11,785	13,646	23,510
     The financial statements of Universal for the fiscal year ended March 31, 2005 were filed as an amendment to the Company’s Form 10-K on June 10, 2005.

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
     The changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

	Drilling	Production
	Services	Systems	Total
		(In thousands)
As of January 1, 2005	$871,924	$797,713	$1,669,637
Goodwill acquired during period	21,776	2,443	24,219
Disposals	—	(4,174)	(4,174)
Purchase price and other adjustments	(5,622)	3,703	(1,919)
Impact of foreign currency translation	(6,981)	(14,327)	(21,308)

As of June 30, 2005	$881,097	$785,358	$1,666,455

5. Other Intangible Assets, Net
     The components of definite-lived intangible assets are as follows:

	June 30, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
			(In thousands)
Licenses	$204,529	$(42,401)	$162,128	$203,728	$(36,549)	$167,179
Patents	112,686	(29,602)	83,084	107,630	(26,609)	81,021
Covenants not to compete	22,094	(18,741)	3,353	21,986	(17,625)	4,361
Other	13,026	(5,317)	7,709	12,923	(4,392)	8,531

	$352,335	$(96,061)	$256,274	$346,267	$(85,175)	$261,092

     Amortization expense was $5.6 million and $11.5 million for the three and six months ended June 30, 2005, respectively, and $5.7 million and $11.5 million for the three and six months ended June 30, 2004, respectively. Estimated amortization expense for the carrying amount of intangible assets as of June 30, 2005 is expected to be $11.3 million for the remainder of 2005, $21.7 million for 2006, $19.6 million for 2007, $18.0 million for 2008 and $17.5 million for 2009.
     The Company has trademarks associated with its 2001 acquisition of the Johnson Screens division from Vivendi Environnement, which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks are classified in Other Intangible Assets, Net on the accompanying Condensed Consolidated Balance Sheets and had a carrying value of $8.0 million as of June 30, 2005 and December 31, 2004, respectively. The estimated fair value of intangible assets obtained through acquisitions consummated in the preceding twelve months are based on preliminary information which is subject to change when final valuations are obtained.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     The Company has intangible assets recorded for unrecognized prior service costs related to its Supplemental Executive Retirement Plan (“SERP”) and several of its international pension plans (See Note 13). These unrecognized costs are classified in Other Intangible Assets, Net on the accompanying Condensed Consolidated Balance Sheets and were $25.3 million and $25.5 million as of June 30, 2005 and December 31, 2004, respectively.
6. Inventories
     Inventories by category are as follows:

	June 30,	December 31,
	2005	2004
	(In thousands)
Raw materials, components and supplies	$180,167	$167,569
Work in process	58,018	49,701
Finished goods	526,491	462,337

	$764,676	$679,607

     Work in process and finished goods inventories include the cost of materials, labor and plant overhead.
7. Short-term Debt

	June 30,	December 31,
	2005	2004
	(In thousands)
2003 Revolving credit facility	$—	$—
Short-term bank loans	18,890	11,072

Total short-term borrowings	18,890	11,072
Current portion of long-term debt	11,935	11,163

Short-term Borrowings and Current Portion of Long-term Debt	$30,825	$22,235

     In May 2003, the Company entered into a three-year unsecured revolving credit facility agreement that provides for borrowings or issuances of letters of credit of up to an aggregate of $500.0 million. Amounts outstanding accrue interest at a variable rate based on either the U.S. prime rate or London Interbank Offered Rate (“LIBOR”) and the credit rating assigned to the Company’s long-term senior debt. The facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. The Company was in compliance with these covenants at June 30, 2005. As of June 30, 2005, the Company had $481.8 million available under this agreement due to $18.2 million being used to secure outstanding letters of credit.
     During 2004, the Company entered into three short-term committed credit facilities to support its operations at the regional level. The Canadian facility provides that borrowings or letters of credit may be issued under the facility up to an aggregate of 20 million Canadian dollars, or $16.2 million as of June 30, 2005. The Middle East and Asia Pacific facilities provide that borrowings or letters of credit may be issued under the facilities up to an aggregate of $25.0 million per facility. As of June 30, 2005, there were $2.7 million in outstanding borrowings and $28.6 million in outstanding letters of credit under the three facilities combined.
     The Company has short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. As of June 30, 2005, the Company had $16.2 million in short-term borrowings outstanding under these arrangements with a weighted average interest rate of 6.52%.
8. Interest Rate Derivatives
     During 2004, the Company entered into and terminated interest rate swap agreements on its 4.95% Senior Notes due 2013 (“4.95% Senior Notes”) and its 6 5/8% Senior Notes due 2011 (“6 5/8% Senior Notes”) to take advantage of short-term interest rates available in the economic environment at that time. As a result of these terminations, the

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Company received cash proceeds, net of accrued interest, of approximately $12.8 million. Amounts received upon termination of the swap agreements represented the fair market value of the agreements at the time of termination and were recorded as an adjustment to the carrying value of the related debt. The amounts are being amortized as a reduction to interest expense over the remaining term of the debt. The Company’s interest expense was reduced by $1.6 million and $3.3 million for the three and six months ended June 30, 2005, respectively, and $3.6 million and $6.6 million for the three and six months ended June 30, 2004, respectively, as a result of its interest rate swap activity. There were no interest rate swap agreements outstanding as of June 30, 2005 or December 31, 2004.
9. Zero Coupon Convertible Senior Debentures
     On June 30, 2000, the Company completed the private placement of $910.0 million face amount of Zero Coupon Convertible Senior Debentures due 2020 (the “Zero Coupon Debentures”). These debentures were issued at $501.6 million, providing the holders with an annual 3% yield to maturity. At June 30, 2005, the accreted amount of these debentures was $582.2 million.
     Holders may convert the Zero Coupon Debentures into common shares at any time before maturity at a conversion rate of 9.9970 shares per $1,000 principal amount at maturity. The holders could require the Company to repurchase the Zero Coupon Debentures on June 30, 2005, June 30, 2010 and June 30, 2015 at the accreted amount. The Company may elect to repurchase the debentures in common shares, cash or a combination thereof.
     On June 30, 2005, certain holders of these debentures required the Company to repurchase $11.0 million of face value for an aggregate accreted value of $7.1 million. The Company settled this obligation during July 2005 by utilizing available cash on hand. The repurchase price has been presented in Current Portion of Zero Coupon Convertible Senior Debentures on the Condensed Consolidated Balance Sheet as of June 30, 2005.
     The Company also has the right to redeem the Zero Coupon Debentures for cash at the accreted amount on or after June 30, 2005. On July 28, 2005, the Company announced that it is calling for redemption on August 29, 2005 all of the outstanding Zero Coupon Debentures (See Note 17).
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
     For the three and six months ended June 30, 2005, there were no anti-dilutive stock options, therefore, the effect of all stock options were included in the diluted earnings per share calculation for that period. However, the diluted earnings per share calculation for the three and six months ended June 30, 2004 excludes 0.4 million stock options that were anti-dilutive. Net income for the diluted earnings per share calculation for the three and six months ended June 30, 2005 and 2004 is adjusted to add back the amortization of original issue discount, net of taxes, relating to the Company’s Zero Coupon Debentures totaling $3.0 million and $5.9 million, respectively, and $2.9 million and $5.7 million, respectively.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     The following reconciles basic and diluted weighted average shares outstanding:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(In thousands)
Basic weighted average shares outstanding	138,936	133,107	138,375	132,710
Dilutive effect of:
Warrant	1,043	975	749	975
Stock option and restricted share plans	4,437	4,418	4,571	4,491
Convertible debentures	9,097	9,097	9,097	9,097

Diluted weighted average shares outstanding	153,513	147,597	152,792	147,273

11. Supplemental Cash Flow Information
     The following summarizes investing activities relating to acquisitions integrated into the Company’s operations for the periods shown:

	Six Months
	Ended June 30,
	2005	2004
	(In thousands)
Fair value of assets, net of cash acquired	$4,490	$9,248
Goodwill	24,219	6,471
Consideration paid related to prior year acquisitions	1,946	2,514
Total liabilities assumed	(4,418)	(5,133)

Cash consideration, net of cash acquired	$26,237	$13,100

12. Stock-Based Compensation
     During the first quarter of 2005, the Company issued approximately 1.2 million restricted shares at an average stock price of $49.44 to certain key employees. The restricted shares generally vest over a four-year period based on continued employment, with an equal amount of the restricted shares vesting on each anniversary of the grant date. During the three and six months ended June 30, 2005 the Company recognized $5.5 million and $11.3 million, respectively, and $1.4 million and $2.3 million for the three and six months ended June 30, 2004, respectively, in employee stock-based compensation expense related to the issuance of all restricted share grants.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net Income:
As reported	$95,188	$73,889	$175,784	$126,494
Employee stock-based compensation expense included in reported net income, net of income tax benefit	4,300	1,140	8,742	2,419
Pro forma compensation expense, determined under fair value methods for all awards, net of income tax benefit	(8,221)	(5,967)	(16,242)	(12,280)

Pro forma	91,267	$69,062	168,284	$116,633

Basic earnings per share:
As reported	$0.69	$0.56	$1.27	$0.95
Pro forma	0.66	0.52	1.22	0.88
Diluted earnings per share:
As reported	$0.64	$0.52	$1.19	$0.90
Pro forma	0.61	0.49	1.14	0.83
     For purposes of pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of the options is amortized to pro forma expense over the option’s vesting period.
13. Retirement and Employee Benefit Plans
     The Company has defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees. Plan benefits are generally based on factors such as age, compensation levels and years of service. The components of net periodic benefit cost for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,
	2005		2004
	United States	International	United States	International
		(In thousands)
Service cost	$633	$1,993	$440	$1,375
Interest cost	881	1,148	632	787
Expected return on plan assets	(208)	(882)	(232)	(705)
Amortization of transition obligation	—	(1)	—	—
Amortization of prior service cost	657	82	657	22
Amortization of loss	309	11	25	280

Net periodic benefit cost	$2,272	$2,351	$1,522	$1,759

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

	Six Months Ended June 30,
	2005		2004
	United States	International	United States	International
		(In thousands)
Service cost	$1,266	$4,010	$881	$2,768
Interest cost	1,761	2,311	1,264	1,583
Expected return on plan assets	(415)	(1,777)	(464)	(1,419)
Amortization of transition obligation	—	(2)	—	—
Amortization of prior service cost	1,314	166	1,314	44
Amortization of loss	618	21	50	303

Net periodic benefit cost	$4,544	$4,729	$3,045	$3,279

     The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $0.1 million in the U.S. and $8.4 million internationally to its pension and other postretirement benefit plans during 2005. As of June 30, 2005, approximately $40 thousand of contributions have been made in the U.S. and $2.3 million of contributions have been made internationally. Currently, the Company anticipates total contributions in the U.S. and internationally to approximate the original estimates previously disclosed.
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
     Financial information by industry segment for each of the three and six months ended June 30, 2005 and 2004 is summarized below. The accounting policies of the segments are the same as those of the Company. Inter-segment sales are not material.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(In thousands)
Revenues from unaffiliated customers:
Drilling Services	$533,422	$424,912	$1,020,066	$828,631
Production Systems	403,873	317,276	774,935	626,197

	$937,295	$742,188	$1,795,001	$1,454,828

Depreciation and amortization:
Drilling Services	$50,268	$45,634	$100,440	$90,998
Production Systems	19,486	16,840	38,868	33,317
Corporate	563	628	1,131	1,212

	$70,317	$63,102	$140,439	$125,527

Operating income (expense):
Drilling Services	$109,322	$77,135	$211,756	$144,017
Production Systems	40,410	21,048	80,444	47,891
Corporate (a)	(10,763)	(6,161)	(30,213)	(12,276)

	$138,969	$92,022	$261,987	$179,632

(a)	Includes equity in earnings of unconsolidated affiliates.
     As of June 30, 2005, total assets were $2,875.3 million for Drilling Services, $2,138.1 million for Production Systems, and $740.7 million for Corporate. Total assets as of December 31, 2004, were $2,746.3 million for Drilling Services, $2,055.1 million for Production Systems and $729.3 million for Corporate. The total assets do not include the assets of the Company’s discontinued operation.
15. Condensed Consolidating Financial Statements
     As of June 30, 2005 and December 31, 2004, the following obligations of Weatherford International, Inc. (the “Issuer”) were guaranteed by Weatherford International Ltd. (the “Parent”): (1) the 7 1/4% Senior Notes, (2) the 6 5/8% Senior Notes and (3) the Zero Coupon Debentures. The following obligations of Parent were guaranteed by Issuer as of June 30, 2005 and December 31, 2004: (i) the 2003 Revolving Credit Facility and (ii) the 4.95% Senior Notes. As a result of these guarantee arrangements, the Company is required to present the following condensed consolidating financial information. The accompanying guarantor financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. Certain prior year amounts have been reclassified, including investments in consolidated subsidiaries, to conform to the current presentation.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Balance Sheet
June 30, 2005
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$4,885	$40,633	$260,153	$—	$305,671
Other Current Assets	897	53,010	1,737,015	—	1,790,922

	5,782	93,643	1,997,168	—	2,096,593

Equity Investments in Unconsolidated Affiliates	154,429	—	19,873	—	174,302
Equity Investments in Affiliates	4,404,403	2,105,239	7,028,888	(13,538,530)	—
Shares Held in Parent	—	195,856	—	(195,856)	—
Intercompany Receivables, Net	37,551	2,418,930	—	(2,456,481)	—
Other Assets	33,945	5,191	3,452,292	—	3,491,428

	$4,636,110	$4,818,859	$12,498,221	$(16,190,867)	$5,762,323

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$685	$588,775	$23,547	$—	$613,007
Accounts Payable and Other Current Liabilities	3,224	14,377	594,362	—	611,963

	3,909	603,152	617,909	—	1,224,970

Long-term Debt	255,663	558,083	15,225	—	828,971
Intercompany Payables, Net	—	—	2,456,481	(2,456,481)	—
Other Long-term Liabilities	33,205	68,417	65,959	—	167,581
Shareholders’ Equity	4,343,333	3,589,207	9,342,647	(13,734,386)	3,540,801

	$4,636,110	$4,818,859	$12,498,221	$(16,190,867)	$5,762,323

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2005
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$937,295	$—	$937,295
Costs and Expenses	(2,240)	(294)	(802,370)	—	(804,904)
Equity in Earnings of Unconsolidated Affiliates	3,756	—	2,822	—	6,578

Operating Income (Loss)	1,516	(294)	137,747	—	138,969

Other Income (Expense):
Interest Expense, Net	(351)	(12,076)	(952)	—	(13,379)
Intercompany Charges, Net	36,482	57,559	(24,668)	(69,373)	—
Equity in Subsidiary Income	128,779	90,238	—	(219,017)	—
Other, Net	(1,865)	(1,827)	6,964	—	3,272

Income (Loss) from Continuing Operations Before Income Taxes	164,561	133,600	119,091	(288,390)	128,862
Provision for Income Taxes	—	(4,821)	(29,316)	—	(34,137)

Income (Loss) from Continuing Operations	164,561	128,779	89,775	(288,390)	94,725
Income from Discontinued Operation, Net of Taxes	—	—	463	—	463

Net Income (Loss)	$164,561	$128,779	$90,238	$(288,390)	$95,188

Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2004
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$742,188	$—	$742,188
Costs and Expenses	(359)	(522)	(655,310)	—	(656,191)
Equity in Earnings of Unconsolidated Affiliates	5,212	—	813	—	6,025

Operating Income (Loss)	4,853	(522)	87,691	—	92,022

Other Income (Expense):
Gain on Sale of Universal Common Stock	25,280	—	—	—	25,280
Interest Expense, Net	(2,570)	(10,971)	(1,513)	—	(15,054)
Intercompany Charges, Net	(6,451)	17,188	(10,737)	—	—
Equity in Subsidiary Income	53,088	48,969	—	(102,057)	—
Other, Net	121	(44)	(1,328)	—	(1,251)

Income (Loss) from Continuing Operations Before Income Taxes	74,321	54,620	74,113	(102,057)	100,997
Provision for Income Taxes	(432)	(1,532)	(18,001)	—	(19,965)

Income (Loss) from Continuing Operations	73,889	53,088	56,112	(102,057)	81,032
Loss from Discontinued Operation, Net of Taxes	—	—	(7,143)	—	(7,143)

Net Income (Loss)	$73,889	$53,088	$48,969	$(102,057)	$73,889

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2005
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$1,795,001	$—	$1,795,001
Costs and Expenses	(5,144)	(341)	(1,534,283)	—	(1,539,768)
Equity in Earnings of Unconsolidated Affiliates	2,631	—	4,123	—	6,754

Operating Income (Loss)	(2,513)	(341)	264,841	—	261,987

Other Income (Expense):
Interest Expense, Net	(2,887)	(23,826)	(324)	—	(27,037)
Intercompany Charges, Net	67,317	86,571	(16,116)	(137,772)	—
Equity in Subsidiary Income	253,634	202,160	—	(455,794)	—
Other, Net	(2,587)	(1,772)	7,052	—	2,693

Income (Loss) from Continuing Operations Before Income Taxes	312,964	262,792	255,453	(593,566)	237,643
Provision for Income Taxes	592	(9,158)	(53,917)	—	(62,483)

Income (Loss) from Continuing Operations	313,556	253,634	201,536	(593,566)	175,160
Income from Discontinued Operation, Net of Taxes	—	—	624	—	624

Net Income (Loss)	$313,556	$253,634	$202,160	$(593,566)	$175,784

Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2004
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$1,454,828	$—	$1,454,828
Costs and Expenses	(1,097)	(891)	(1,284,486)	—	(1,286,474)
Equity in Earnings of Unconsolidated Affiliates	10,073	—	1,205	—	11,278

Operating Income (Loss)	8,976	(891)	171,547	—	179,632

Other Income (Expense):
Gain on Sale of Universal Common Stock	25,280	—	—	—	25,280
Interest Expense, Net	(6,344)	(21,662)	(2,722)	—	(30,728)
Intercompany Charges, Net	(7,994)	89,544	(8,321)	(73,229)	—
Equity in Subsidiary Income	179,586	122,835	—	(302,421)	—
Other, Net	658	(53)	(1,228)	—	(623)

Income (Loss) from Continuing Operations Before Income Taxes	200,162	189,773	159,276	(375,650)	173,561
Provision for Income Taxes	(439)	(10,187)	(28,403)	—	(39,029)

Income (Loss) from Continuing Operations	199,723	179,586	130,873	(375,650)	134,532
Loss from Discontinued Operation, Net of Taxes	—	—	(8,038)	—	(8,038)

Net Income (Loss)	$199,723	$179,586	$122,835	$(375,650)	$126,494

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2005
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$313,556	$253,634	$202,160	$(593,566)	$175,784
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	(2,631)	—	(4,123)	—	(6,754)
Equity in Earnings of Affiliates	(253,634)	(202,160)	—	455,794	—
Charges from Parent or Subsidiary	(67,317)	(86,571)	16,116	137,772	—
Deferred Income Tax Provision (Benefit)	—	9,103	(3,520)	—	5,583
Other, Net	(35,538)	(13,198)	11,219	—	(37,517)

Net Cash Provided (Used) by Continuing Operations	(45,564)	(39,192)	221,852	—	137,096
Net Cash Used by Discontinued Operation	—	—	3,051	—	3,051
Net Cash Provided (Used) by Operating Activities	(45,564)	(39,192)	224,903	—	140,147

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(26,237)	—	(26,237)
Capital Expenditures for Property, Plant and Equipment	—	—	(191,094)	—	(191,094)
Acquisition of Intellectual Property	—	—	(6,830)	—	(6,830)
Proceeds from Sales of Property, Plant and Equipment	—	—	7,044	—	7,044
Other, Net	—	—	(1,351)	—	(1,351)

Net Cash Used by Investing Activities	—	—	(218,468)	—	(218,468)

Cash Flows from Financing Activities:
Repayments of Short-term Debt, Net	—	—	7,928	—	7,928
Repayments of Long-term Debt, Net	—	(1,761)	566	—	(1,195)
Borrowings (Repayments) Between Subsidiaries, Net	(88,530)	(52,324)	140,854	—	—
Proceeds from Exercise of Stock Options	—	62,320	—	—	62,320
Other, Net	—	(2,463)	(37)	—	(2,500)

Net Cash Provided (Used) by Financing Activities	(88,530)	5,772	149,311	—	66,553

Net Increase (Decrease) in Cash and Cash Equivalents	(134,094)	(33,420)	155,746	—	(11,768)
Cash and Cash Equivalents at Beginning of Period	138,979	74,053	104,407	—	317,439

Cash and Cash Equivalents at End of Period	$4,885	$40,633	$260,153	$—	$305,671

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2004
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$199,723	$179,586	$122,835	$(375,650)	$126,494
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	(10,073)	—	(1,205)	—	(11,278)
Equity in Earnings of Affiliates	(179,586)	(122,835)	—	302,421	—
Gain on Sale of Universal Common Stock	(25,280)	—	—	—	(25,280)
Charges from Parent or Subsidiary	7,994	(89,544)	8,321	73,229	—
Deferred Income Tax Provision (Benefit)	34	10,187	(14,144)	—	(3,923)
Other, Net	67,632	(29,488)	29,488	—	67,632

Net Cash Provided (Used) by Continuing Operations	60,444	(52,094)	145,295	—	153,645
Net Cash Used by Discontinued Operation	—	—	(526)	—	(526)
Net Cash Provided (Used) by Operating Activities	60,444	(52,094)	144,769	—	153,119

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(13,100)	—	(13,100)
Capital Expenditures for Property, Plant and Equipment	—	—	(136,973)	—	(136,973)
Acquisition of Intellectual Property	—	—	(13,085)	—	(13,085)
Proceeds from Sale of Universal Common Stock	89,998	—	—	—	89,998
Proceeds from Sales of Property, Plant and Equipment	—	—	8,939	—	8,939
Other	—	—	(1,606)	—	(1,606)

Net Cash Used by Investing Activities	89,998	—	(155,825)	—	(65,827)

Cash Flows from Financing Activities:
Borrowings (Repayments) of Short-term Debt, Net	(144,000)	25,340	(2,202)	—	(120,862)
Repayments of Long-term Debt, Net	—	(559)	(5,283)	—	(5,842)
Proceeds from Asset Securitization	—	—	5,000	—	5,000
Borrowings (Repayments) Between Subsidiaries, Net	(7,786)	(13,156)	20,942	—	—
Proceeds from Exercise of Stock Options	—	38,573	—	—	38,573
Other, Net	—	—	(463)	—	(463)

Net Cash Provided (Used) by Financing Activities	(151,786)	50,198	17,994	—	(83,594)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,344)	(1,896)	6,938	—	3,698
Cash and Cash Equivalents at Beginning of Period	1,582	2,959	51,541	—	56,082

Cash and Cash Equivalents at End of Period	$238	$1,063	$58,479	$—	$59,780

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
17. Subsequent Event
     On July 28, 2005, the Company called for the redemption of all of the outstanding Zero Coupon Debentures. The Company intends to fund the redemption price, which is expected to approximate $578.0 million, from cash on hand and borrowings under its revolving credit agreement. Holders of the Zero Coupon Debentures retain the right to convert their Debenture into the Company’s common shares prior to the redemption date. This amount has been presented in Current Portion of Zero Coupon Convertible Senior Debentures in the Condensed Consolidated Balance Sheet as of June 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an executive level overview. This overview provides a general description of our company today, a discussion of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for the remainder of 2005 and into 2006. Next, we analyze the results of our operations for the three and six months ended June 30, 2005 and 2004, including the trends in our overall business and our operating segments. Then we review our cash flows and liquidity, capital resources and contractual obligations. We close with a discussion of new accounting pronouncements and an update, when applicable, to our critical accounting judgments and estimates.
Overview
     General
     The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as amended on Form 10-K/A. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section below entitled “Forward-Looking Statements.”
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
     On June 6, 2005, we signed a definitive agreement to purchase Precision Drilling Corporation’s Energy Services Division and International Contract Drilling Division. Under the terms of the agreement, we have agreed to pay aggregate consideration of 26 million of our common shares and approximately 1.1 billion Canadian dollars in cash. Using a current exchange rate as of June 30, 2005, the cash portion of the consideration approximates $914.7 million. The transaction is expected to be completed during the third quarter of 2005 and is subject to regulatory approvals, including U.S., Canada and Mexico competition filings, and to other customary closing conditions.
     In June 2004, we undertook a plan to sell our Gas Services International compression fabrication business. The sale of this business was finalized in July 2005 for approximately $0.5 million subject to working capital adjustments. Results of this business were formerly reported within our Production Systems business segment and have been classified as a discontinued operation for all periods presented.
     Industry Trends
     Changes in the current price and expected future prices of oil and natural gas influence the level of energy industry spending. Changes in expenditures result in an increased or decreased demand for our products and services. Rig count is an indicator of the level of spending for the exploration for and production of oil and natural gas reserves.

     The following chart sets forth certain statistics that reflect historical market conditions:

		Henry Hub	North American	International
	WTI Oil (1)	Gas (2)	Rig Count (3)	Rig Count (3)
June 30, 2005	$56.50	$6.981	1,662	932
December 31, 2004	43.45	6.149	1,686	869
June 30, 2004	37.05	6.155	1,472	841

(1)	Price per barrel as of June 30 and December 31 – Source: Applied Reasoning, Inc.

(2)	Price per MM/BTU as of June 30 and December 31 – Source: Oil World

(3)	Average rig count for the applicable month – Source: Baker Hughes Rig Count
     Historically, the majority of worldwide activity, as measured by the rig count, has been concentrated in North America. From mid-1999 through mid-2001, North American rig count improved steadily, peaking in the first quarter of 2001 at a quarterly average of 1,636 rigs. In late 2001, the demand for oil and natural gas weakened due to slowing growth in worldwide economies. This resulted in a slow-down in North American rig activity. The decline continued through April 2002 hitting a low of 845 rigs. Since April 2002, the North American rig count has steadily improved to a second quarter 2005 average of 1,585 rigs.
     Traditionally, the international rig count has not been as volatile as the North American rig count. The international rig count improved from late 1999 through third quarter 2001. It peaked at a quarterly average of 757 rigs. In late 2001, it began to decline and in the third quarter of 2002 fell to a low of 718 rigs. Since then, activity has steadily increased and average rig count for the second quarter 2005 surpassed the 2001 peak with a quarterly average of 916 rigs.
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
     Opportunities and Challenges
     The nature of our industry offers many opportunities and challenges. We have created a long-term strategy aimed at growing our business, servicing our customers, and most importantly, creating value for our shareholders. Our strategy centers around:
•	Eastern Hemisphere Infrastructure

•	Supply Chain Management

•	Technology
     We believe the future of the industry is in the Eastern Hemisphere. The Eastern Hemisphere has the industry’s best reservoirs in terms of size, quality and depletion. Capital that was formerly invested in the U.S. is being redistributed to the Eastern Hemisphere, primarily in large project developments underway in Russia, the Caspian Region and the Middle East. Opportunities will exist for those companies that can capture a large share of the Eastern Hemisphere growth without incurring undue risk. Throughout 2003 and 2004, we expanded the size and scope of our infrastructure to a large cross section of the Caspian Region, Middle East and North Africa. We now have 155 large-scale service locations in the Eastern Hemisphere and 26 manufacturing locations. Now focusing on leveraging infrastructure we continue to focus on our expansion into Russia as we are currently underlevered to this important market. We will continue to execute our growth strategy either through organic means or acquisitions, or a combination thereof.
     While leveraging our international footprint, we continue efforts to reduce our cost structure company-wide. The primary barrier to this strategy is the ability to reduce the cost structure without disrupting the normal course of business. To improve our returns worldwide, in 2004, we committed to a company-wide supply chain analysis with the focus on manufacturing, logistics, procurement and systems. Initiatives such as relocation of product line manufacturing, engineering rationalization and third party outsourcing were undertaken. Productivity gains and cost reductions were realized during the first six months of 2005 and are expected to continue throughout the remainder of the year.
     A component of our growth strategy is technology based. We view technology in the oilfield as a critical competency and have invested a substantial amount of our time and capital into raising the technology content of our products and services. We are committed to advancing our core technology beyond the present generation of tools and developing and commercializing step-change technologies that are an extension of our core products and services.
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
     Looking into 2005 and 2006 in the Eastern Hemisphere, we expect average rig activity to increase compared to second quarter 2005 levels and we expect our business to grow at a slightly faster rate than the underlying activity as measured by rig activity.
     Geographic Markets. We expect modest growth in the North American market for the remainder of 2005 and anticipate a volume increase in our U.S. operations from second quarter activity levels. The spring break-up in Canada negatively affected our operations in the second quarter of 2005. We expect our third quarter results to reflect the improvement in activity in the Gulf of Mexico Shelf. Deepwater activity is expected to be strong in 2005 and 2006 as a number of projects are scheduled to start throughout the next 24 months. We expect volume in Latin America to be essentially flat. The North Sea is expected to show substantial growth throughout the remainder of 2005 and into 2006 due to under-investment and concurrent production declines, underutilization of the available infrastructure and encouraging governmental policies. We expect growth in the Middle East and North Africa regions from the addition of Precision’s International Contract Drilling land rigs.
     Pricing. The overall pricing outlook is positive. We are seeing pricing momentum in the international marketplace. Improvements are on a contract-by-contract basis and not a simultaneous movement. We expect this phenomenon to continue in the international markets throughout 2005 and 2006. In the North American market, we anticipate price increases for both our products and services. The benefit of price increases is offset in part by the continued personnel cost increases. We expect this price increase to be true for both our divisions and if successful, it will impact our third and fourth quarter results.
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

     Technology. We expect the need for new technologies to increase as our customers face accelerating decline rates. We remain committed to increasing the technology content of our products and services. We expect revenues from our technology products to grow into 2006 and beyond as commercialization of our new technologies occurs and we expand the geographic scope of the Precision Energy Services offering.
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
Results of Operations
     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three and six months ended June 30, 2005 and 2004. We are unable to provide certain information regarding our results excluding the impact of acquisitions due to the integration of these acquisitions into our operations.

Comparative Financial Data

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(In thousands, except percentages and per share data)
Revenues:
Drilling Services	$533,422	$424,912	$1,020,066	$828,631
Production Systems	403,873	317,276	774,935	626,197

	937,295	742,188	1,795,001	1,454,828

Gross Profit %:
Drilling Services	35.8%	33.8%	35.4%	33.2%
Production Systems	27.8	25.6	27.9	26.4

	32.3	30.3	32.2	30.2

Research and Development:
Drilling Services	$11,714	$9,815	$21,519	$19,629
Production Systems	12,189	10,206	23,403	19,645

	23,903	20,021	44,922	39,274

Selling, General and Administrative Attributable to
Segments:
Drilling Services	69,822	56,460	128,270	111,115
Production Systems	59,619	50,095	112,654	97,612

	129,441	106,555	240,924	208,727

Corporate General and Administrative	17,341	12,186	36,967	23,554

Equity in Earnings of Unconsolidated Affiliates	(6,578)	(6,025)	(6,754)	(11,278)

Operating Income (Expense):
Drilling Services	109,322	77,135	211,756	144,017
Production Systems	40,410	21,048	80,444	47,891
Corporate (a)	(10,763)	(6,161)	(30,213)	(12,276)

	138,969	92,022	261,987	179,632

Gain on Sale of Universal Common Stock	—	25,280	—	25,280

Interest Expense, Net	(13,379)	(15,054)	(27,037)	(30,728)

Other, Net	3,272	(1,251)	2,693	(623)

Effective Tax Rate	26.5%	19.8%	26.3%	22.5%

Income from Continuing Operations per Diluted Share	$0.64	$0.57	$1.19	$0.95

Income (Loss) from Discontinued Operation, Net of Taxes	463	(7,143)	624	(8,038)

Net Income per Diluted Share	$0.64	$0.52	$1.19	$0.90

Depreciation and Amortization	70,317	63,102	140,439	125,527

(a)	Includes equity in earnings of unconsolidated affiliates.

Consolidated Revenues by Geographic Region

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
U.S	40%	38%	38%	36%
Canada	13	14	16	17
Latin America	9	10	9	10
Europe, CIS and West Africa	18	18	17	18
Middle East and North Africa	12	12	12	12
Asia Pacific	8	8	8	7

Total	100%	100%	100%	100%

Company Results
     Revenues
     Consolidated revenues increased $195.1 million, or 26.3%, in the second quarter of 2005 as compared to the second quarter of 2004 and the increase was the result of growth in all geographic regions. North American revenues increased $106.8 million, or 27.4%, and included increases of 32.4% and 14.5% in the U.S. and Canada, respectively. This region’s increase of 27.4% in revenues outpaced the 14.9% increase in the average North American rig count. The increase in activity and the price increase in the U.S. and Canadian markets implemented during July of 2004 were the key contributors to revenue growth. International revenues increased $88.3 million, or 25.1%, as compared to the 9.4% increase in the average international rig count. The international revenue growth was led by increases of 36.5%, 26.5% and 23.9% in the Asia Pacific, the Europe, CIS and West Africa and the Middle East and North Africa regions, respectively. The Eastern Hemisphere realized positive pricing trends which, in addition to activity increases, contributed to the increase in revenues in the second quarter of 2005 as compared to the second quarter of 2004.
     Consolidated revenues for the first six months of 2005 increased $340.2 million, or 23.4%, over the first six months of 2004. North American revenues increased $202.7 million, or 26.2%, and included increases of 32.4% and 13.5% in the U.S. and Canada, respectively. This region’s increase in revenues outpaced the 12.2% increase in average North American rig count during the same period. International revenues increased $137.5 million, or 20.2%, as compared to the 9.7% increase in the average international rig count. The international revenue growth was led by increases of 26.8%, 23.2% and 17.5% in the Asia Pacific, the Middle East and North Africa and the Latin America regions, respectively.
     Gross Profit
     Our gross profit as a percentage of revenues increased from 30.3% in the second quarter of 2004 to 32.3% in the second quarter of 2005, and increased from 30.2% to 32.2%, during the six months ended June 30, 2005 as compared to the same period of the prior year. This increase is primarily volume related, with additional contributions from stronger North American pricing implemented in July of 2004, recent positive pricing trends realized in the Eastern Hemisphere and changes in product mix.
     Research and Development
     Research and development expenses increased $3.9 million, or 19.4% and $5.6 million, or 14.4% during the three and six months ended June 30, 2005, respectively, as compared to the same periods of 2004. This increase and the current level of research and development expenditures reflect our continued focus on developing and commercializing new technologies as well as investing in our core product offerings. Research and development expense as a percentage of revenue has remained relatively consistent during the three and six months ended June 30, 2005 as compared to the same periods in the prior year.
     Corporate General and Administrative
     Corporate General and Administrative expenses increased $5.2 million, or 42.3%, and $13.4 million, or 56.9% during the three and six months ended June 30, 2005, respectively, as compared to the same periods of the prior year. Both the three and six months ended June 30, 2005 included increased costs associated with our corporate governance compliance program and higher employee stock-based compensation expense. In addition to these factors, we incurred increased employee benefit expense and severance costs during the six months ended June 30, 2005.
     Equity in Earnings of Unconsolidated Affiliates
     Equity in earnings of unconsolidated affiliates increased $0.6 million, or 9.2%, during the three months ended June 30, 2005 as compared to the same period of the prior year. We realized higher equity in earnings during the second quarter of 2005 due to Universal Compression’s increased quarterly earnings, offset by our reduced percentage ownership of Universal Compression.
     Equity in earnings of unconsolidated affiliates decreased from $11.3 million during the six months ended June 30, 2004 to $6.8 million during the six months ended June 30, 2005 due primarily to $4.0 million, our portion, of exit and debt restructuring charges incurred by Universal Compression during the first quarter of 2005. Excluding these charges, we realized lower equity in earnings during the six months ended June 30, 2005 due to our reduced percentage ownership of Universal Compression, partially offset by Universal Compression’s increased quarterly earnings.
     Gain on Sale of Universal Common Stock
     We sold three million shares of Universal Compression common stock during the second quarter of 2004. We received net proceeds of $90.0 million and recognized a gain of $25.3 million.
     Other, Net
     Other, net increased $4.5 million and $3.3 million during the three and six months ended June 30, 2005, respectively, as compared to the same periods in the prior year due primarily to the sale of non-core assets and the favorable impact of changes in foreign exchange rates.
     Interest Expense, Net
     Interest expense, net decreased $1.7 million, or 11.1%, during the three months ended June 30, 2005 as compared to the same period in the prior year as a result of the second quarter 2005 hedging activities.
     Interest expense, net decreased $3.7 million, or 12.0%, during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. The decrease is due primarily to the increase in interest income that was generated from the higher levels of cash and cash equivalents held during the first half of 2005 as compared to the same period of the prior year and the second quarter 2005 hedging activities.
     Income Taxes
     Our effective tax rates for the second quarter of 2005 and 2004 were 26.5% and 19.8%, respectively. The second quarter of 2004 includes a $25.3 million gain on sale of Universal Compression common stock. There was no tax effect related to the sale.
     Our effective tax rates for the six months ended June 30, 2005 and 2004 were 26.3% and 22.5%, respectively, due primarily to the $25.3 million gain on sale of Universal Compression common stock included in the second quarter of 2004.
Segment Results
     Drilling Services
     Drilling Services revenues increased $108.5 million, or 25.5%, in the second quarter of 2005 as compared to the second quarter of 2004. Of this increase, the North American region contributed revenue increases of $40.0 million, or 20.9%, with the U.S. and Canadian revenues increasing 22.9% and 10.3%, respectively. The North American revenue increase of 20.9% is compared to a 14.9% increase in the average North American rig count. Increases in volume and pricing in this region were the primary contributors to this region’s revenue increase. International revenues improved $68.5 million, or 29.4%, as compared to a 9.4% increase in the average international rig count. The most significant international growth was in the Latin America, the Asia Pacific and the Middle East and North Africa regions, where revenues increased 44.3%, 29.0% and 27.8%, respectively. On a product line basis, the highest revenue growth was generated from the intervention services and drilling tools products and services, which improved 35.2% and 34.0%, respectively.

     Revenues in our Drilling Services segment increased $191.4 million, or 23.1%, in the first six months of 2005 as compared to the first six months of 2004. North American revenues increased $87.8 million, or 23.7%, primarily as a result of a 12.2% increase in the average North American rig count and increases in regional prices. International revenues improved $103.6 million, or 22.6%, as compared to a 9.7% increase in the average international rig count. The most significant international growth was in our Latin America and Middle East and North Africa regions, where revenues increased 38.3% and 21.9%, respectively. On a product line basis, the highest revenue growth was generated from the intervention services and drilling tools products and services, which improved 33.8% and 27.5%, respectively.
     Gross profit as a percentage of revenues increased during the three and six months ended June 30, 2005 as compared to the same periods of the prior year. The increase was primarily volume driven, with additional benefits realized from the North American pricing increases enacted in July of 2004.
     Selling, general and administrative expenses attributable to segments as a percentage of revenues decreased during the three and six months ended June 30, 2005 as compared to the same periods of the prior year. The percentage decline was due primarily to our higher revenue base and certain inherent fixed costs included in our selling, general and administrative expenses such as intangible asset amortization.
     Production Systems
     Revenues in our Production Systems segment increased $86.6 million, or 27.3%, in the second quarter of 2005 as compared to the same quarter of the prior year. This increase was driven primarily by higher demand for our artificial lift products and services, which improved 30.7%. On a geographic basis, our North American revenues increased $66.8 million, or 33.7%, in the second quarter of 2005 compared to the second quarter of 2004 and included increases of 44.8% and 16.2% in the U.S. and Canada, respectively. Improvements in the region, beyond the increases in activity, were primarily due to North American pricing increases and changes in product mix. International revenues improved $19.8 million, or 16.6%, over the second quarter of 2004 and were led by revenue growth of 44.8% in Asia Pacific and 30.3% in Europe, CIS and West Africa.
     Production Systems revenues increased $148.7 million, or 23.8%, in the first six months of 2005 as compared to the first six months of 2004. On a geographic basis, our North American revenues increased $114.8 million, or 28.5% and included increases of 43.7% and 9.3% in the U.S. and Canada, respectively. International revenues improved $33.9 million, or 15.2%, over the first six months of 2004 and were led by revenue growth of 36.7% and 30.3% in the Asia Pacific and the Middle East and North African regions, respectively. On a product line basis, the highest revenue growth was generated from artificial lift, which improved 30.1%.
     Our gross profit as a percentage of revenues increased during the three and six months ended June 30, 2005 as compared to the same periods of the prior year. The percentage increase was due to this division’s higher revenue base and a change in product mix.
     Selling, general and administrative expenses attributable to segments as a percentage of revenues decreased during the three and six months ended June 30, 2005 as compared to the same periods of the prior year. The percentage decline was due primarily to our higher revenue base and certain inherent fixed costs included in our selling, general and administrative expenses.
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
Liquidity and Capital Resources
     Historical Cash Flows
     As of June 30, 2005, our cash and cash equivalents were $305.7 million, a net decrease of $11.8 million from December 31, 2004, which was primarily attributable to the following:
•	cash inflows from operating activities of $140.1 million;

•	capital expenditures for property, plant and equipment of $191.1 million;

•	acquisition of new businesses of approximately $26.2 million in cash, net of cash acquired;

•	acquisition of intellectual property of $6.8 million;

•	proceeds from the sales of property, plant and equipment of $7.0 million;

•	borrowings, net of repayments, on long-term debt and short-term facilities of $6.7 million;

•	proceeds from stock option activity of $62.3 million.
     Sources of Liquidity
Our sources of liquidity are reserves of cash, cash generated from operations, committed availabilities under bank lines of credit and our ability to sell registered shares of Universal common stock. We hold 6.75 million shares of Universal common stock, all of which have been registered through our Registration Rights Agreement with Universal. From time to time we have elected to dispose of non-core assets generating additional cash for working capital needs or investing purposes. We also historically have accessed the capital markets with debt, equity and convertible offerings. In June 2004, we filed a shelf Registration Statement on Form S-3 which covers the future issuance of various types of securities, including debt, common shares, preferred shares, warrants and units, up to an aggregate offering price of $750.0 million. There has been no issuance of securities under this shelf registration statement. Additional capital in the form of either debt or equity will be required upon closing of the call of the Zero Coupon Convertible Senior Debentures or the pending acquisition discussed below.
     The following summarizes our short-term committed financing activities and our usage and availability as of June 30, 2005:

	Facility	Expiration		Letters
Short-term Financing Facilities	Amount	Date	Drawn	of Credit	Availability
	(In millions)
2003 Revolving Credit Facility(1)	$500.0	May 2006	$—	$18.2	$481.8
Canadian Facility	16.2	July 2005	—	0.3	15.9
Middle East Facility	25.0	July 2005	—	19.4	5.6
Asia Pacific Facility	25.0	Sept 2005	2.7	8.9	13.4

(1)	Our revolving credit facility contains customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. We are in compliance with all covenants set forth in the credit facility. The committed revolving credit facility does not contain any provisions that make its availability dependent upon our credit ratings; however, the interest rates are dependent upon the credit rating of our long-term senior debt.
     We also have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At June 30, 2005, we had $16.2 million in short-term borrowings outstanding under these arrangements with a weighted average interest rate of 6.52%.
     Cash Requirements and Contractual Obligations
     Our cash requirements and contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods are as follows:
     Pending Acquisition
     We have agreed to pay aggregate consideration of 26 million of our common shares and approximately 1.1 billion Canadian dollars in cash for the purchase of Precision Drilling Corporation’s Energy Services Division and International Contract Drilling Division. Using a current exchange rate as of June 30, 2005, the cash portion of the consideration approximates $914.7 million. The transaction is expected to be completed during the third quarter of 2005.
     Zero Coupon Convertible Senior Debentures
     On June 30, 2000, we completed the private placement of $910.0 million face amount of Zero Coupon Convertible Senior Debentures. These debentures were issued at $501.6 million, providing the holders with an annual 3% yield to maturity. At June 30, 2005, the holders had the option to require us to repurchase the Zero

Coupon Convertible Senior Debentures at the accreted amount which was $582.2 million. In total, $11.0 million of face value for an aggregate accreted value of $7.1 million was put to us. We had the option to repurchase the debentures in common shares, cash or a combination thereof. We elected to settle this obligation during July 2005 by utilizing available cash on hand.
     We may redeem the Zero Coupon Convertible Senior Debentures on or after June 30, 2005 at the accreted amount at the time of redemption as provided for in the indenture. On July 28, 2005, we called for redemption on August 29, 2005 all of the outstanding Zero Coupon Debentures. We intend to fund the redemption price, which is expected to approximate $578.0 million, from cash on hand and borrowings under our revolving credit agreement. Holders of the Zero Coupon Debentures retain the right to convert their Debenture into the Company’s common shares prior to the redemption date.
     Letters of Credit
     We execute letters of credit in the normal course of business. While these obligations are not normally called, it should be noted that these obligations could be called by the beneficiaries at anytime before the expiration date should we breach certain contractual or payment obligations. As of June 30, 2005, we had $44.6 million of letters of credit and bid and performance bonds outstanding under various uncommitted credit facilities and $46.8 million of letters of credit outstanding under committed facilities.
     Capital Expenditures
     Our capital expenditures for property, plant and equipment are expected to be approximately $400 million to $425 million for 2005 and primarily relate to our new technologies, drilling equipment, fishing tools, tubular service equipment and the implementation of our enterprise wide software system. Capital expenditures during the six months ended June 30, 2005 were $178.4 million, net of proceeds from tools lost down hole of $12.7 million.
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
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2004.
Exposures
     International Exposure
     Like most multinational oilfield service companies, we have operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia Pacific region and the CIS, that are subject to risks of war, political disruption, civil disturbance, economic and legal sanctions (such as restrictions against countries that the U.S. government may deem to sponsor terrorism) and changes in global trade policies. Our operations may be restricted or prohibited in any country in which these risks occur. In particular, the occurrence of any of these risks could result in the following events, which in turn, could materially and adversely impact our results of operations:
•	disruption of oil and natural gas exploration and production activities;

•	restriction of the movement and exchange of funds;

•	inhibition of our ability to collect receivables;

•	enactment of additional or stricter U.S. government or international sanctions; and

•	limitation of our access to markets for periods of time.
     Currency Exposure
     Approximately 35.8% of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive income in the shareholders’ equity section in our Condensed Consolidated Balance Sheets. We recognize remeasurement and transactional gains and losses on currencies in our Condensed Consolidated Statements of Income. Such remeasurement and transactional losses may adversely impact our results of operations.
     In certain foreign countries, a component of our cost structure is U.S. dollar denominated, whereas our revenues are partially local currency based. In those cases, a devaluation of the local currency would adversely impact our operating margins.
     Investment Exposure
     We own approximately 21% of the common stock of Universal Compression Holdings, Inc. (NYSE: UCO). We account for this ownership interest using the equity method of accounting, which requires us to record our percentage interest in Universal’s results of operations in our consolidated statements of operations. Accordingly, fluctuations in Universal’s earnings cause fluctuations in our earnings.
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
     Acquisition Integration Exposure
     In June of 2005, we agreed to acquire the Energy Services and International Contract Drilling divisions of Precision Drilling Corporation. The Precision acquisition is subject to customary conditions to closing, including regulatory approvals in various jurisdictions, and we cannot predict with accuracy when those conditions will be met. The Precision divisions we agreed to purchase are substantial businesses, and integrating those businesses with our current operations and product lines will take significant focus and effort from our management and employees. The integration of this or any other acquisition we make may include unexpected costs and temporarily divert attention from our normal operations. We also cannot be certain that we will realize anticipated synergies from any acquisition.
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

•	Nonrealization of expected benefits from our 2002 corporate reincorporation could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of our reincorporation, including improvements to our global tax position and cash flow. An inability to realize expected benefits of the reincorporation in the anticipated time frame, or at all, would negatively affect the anticipated benefit of our corporate reincorporation.

•	A decline in the fair value of our investment in Universal that is other than temporary would adversely affect our projected results. In the third quarter of 2002, we recorded a write-down in the carrying value of our investment in Universal. We can make no assurances that there will not be an additional decline in value of this investment. Any decline may result in an additional write-down in the carrying value of our investment and would adversely affect our results.

•	The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of June 30, 2005, we had approximately $1.7 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currencies.

•	Adverse weather conditions in certain regions could aversely affect our operations. In the summer of 2004, the Gulf of Mexico suffered an unusually high number of hurricanes, and the early months of the 2005 hurricane season have seen several significant storms in the Gulf of Mexico. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. Similarly, an unusually warm Canadian winter or unusually rough weather in the North Sea could reduce our operations and revenues from those areas during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will not deviate significantly from historical patterns.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies. Any further military action undertaken by the U.S. or other countries could adversely affect our results of operations.
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
     Assets and liabilities of which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. Approximately 35.8% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $44.5 million adjustment to reduce our equity account for the six months ended June 30, 2005 to reflect the net impact of the strengthening U.S. dollar against various foreign currencies.
     As of June 30, 2005, we entered into several foreign currency forward contracts and one foreign currency option contract with notional amounts aggregating $90.2 million to hedge exposure to currency fluctuations in various foreign currencies, including the Euro, the Canadian Dollar, the Australian Dollar, the Mexican Peso, the Brazilian Real and the British Pound Sterling. Gains and losses on these contracts are recognized currently in earnings, offsetting the impact of the change in the fair value of the asset or liability being hedged.
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
     The Company’s long-term borrowings subject to interest rate risk consist of the following:

	June 30,		December 31,
	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
6 5/8% Senior Notes due 2011	$358.6	$384.6	$359.2	$386.4
7 1/4% Senior Notes due 2006	204.3	205.1	206.6	209.7
4.95% Senior Notes due 2013	256.3	253.9	256.7	249.4
The fair value of our Senior Notes is principally dependent on changes in prevailing interest rates. We have various other long-term debt instruments of $15.8 million, but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $18.9 million at June 30, 2005 approximate fair value.
     As it relates to our variable rate debt, if market interest rates average 1.0% more for the remainder of 2005 than the rates as of June 30, 2005, interest expense for the remainder of 2005 would increase by $0.1 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in the Company’s financial structure.

Interest Rate Swaps
     We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. The counterparties to our interest rate swaps all have been creditworthy multinational banks. We believe that the risk of counterparty nonperformance is immaterial.
     During 2004, we entered into and terminated separate interest rate swap agreements on notional amounts of $200.0 million and $150.0 million of our $250.0 million 4.95% Senior Notes. We also, at different times, entered into and terminated separate interest rate swap agreements on notional amounts of $70.0 million and $170.0 million of our $350.0 million 6 5/8% Senior Notes. Each of these tranches of agreements were terminated prior to entering into a new agreement. As a result of these terminations, we received cash proceeds, net of accrued interest, of approximately $12.8 million. The deferred gain is being amortized as a reduction of interest expense over the remaining life of the underlying debt securities. There were no interest rate swap agreements outstanding as of June 30, 2005 and December 31, 2004.
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
     During the six months ended June 30, 2005, the Company continued its upgrade of legacy financial systems in the United Kingdom to the Company’s J.D. Edwards platform. The Company believes that the upgrade will have a positive impact on the overall control environment.
     Other than as discussed above, the Company’s management, including the Chairman, Chief Executive Officer, and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three and six months period ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Period	Number of Shares Purchased	Average Price Per Share
April 2005	33,321	$57.65
May 2005	5,360	$52.87
June 2005	3,249	$58.71
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s Annual General Meeting of Shareholders was held on May 13, 2005. The shareholders of the Company approved the election of eight directors to serve until the next annual general meeting of shareholders. The following sets forth the results of the voting with respect to such matter.

Election of Directors	For	Withheld
Nicholas F. Brady	116,963,930	341,836
David J. Butters	116,367,139	938,627
Bernard J. Duroc-Danner	115,814,998	1,490,768
Sheldon B. Lubar	116,751,706	554,060
William E. Macaulay	116,746,497	559,269
Robert B. Millard	116,361,168	944,598
Robert K. Moses, Jr.	116,773,237	532,529
Robert A. Rayne	112,159,265	5,146,501
     In addition, the shareholders of the Company approved the appointment of Ernst & Young LLP as our Independent Registered Public Accounting Firm for the year ending December 31, 2005, and the authorization of the Audit Committee of the Board of Directors to set Ernst & Young LLP’s remuneration. The results of the voting with respect to such matter were 117,156,496 shares voted for, 96,885 shares voted against and 52,385 shares abstained. There were no broker non-votes.
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
ITEM 6. EXHIBITS
     (a) Exhibits:

Exhibit
Number	Description
2.1	Stock Purchase Agreement dated June 6, 2005 by and between Precision Drilling Corporation and Weatherford International Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A (File No. 1-31339) filed June 9, 2005).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith

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

/s/ Lisa W. Rodriguez

Lisa W. Rodriguez
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 1, 2005

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Stock Purchase Agreement dated June 6, 2005 by and between Precision Drilling Corporation and Weatherford International Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A (File No. 1-31339) filed June 9, 2005).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.