Form 10-Q
period 2005-09-30
WEATHERFORD INTERNATIONAL LTD
filed 2005-11-09
CIK 1170565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   ___ to  ___
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
     Yes  ☑  No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes  ☐  No  ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at November 4, 2005
Common Shares, par value $1.00	173,816,776

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$183,201	$317,439
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $13,559 and $15,910, Respectively	1,147,423	742,291
Inventories	857,689	659,669
Other Current Assets	310,170	191,391
Current Assets from Discontinued Operation	—	12,450

	2,498,483	1,923,240

Property, Plant and Equipment, Net	2,312,809	1,397,120
Goodwill	2,848,053	1,669,637
Other Intangible Assets, Net	614,247	294,593
Equity Investments in Unconsolidated Affiliates	193,429	170,202
Other Assets	175,232	88,384
Long-term Assets from Discontinued Operation	—	306

	$8,642,253	$5,543,482

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,271,803	$22,235
Accounts Payable	412,020	279,763
Other Current Liabilities	566,774	346,320
Current Liabilities from Discontinued Operation	—	11,688

	2,250,597	660,006

Long-term Debt	624,482	830,853
Zero Coupon Convertible Senior Debentures	—	573,578
Deferred Tax Liabilities	136,663	30,580
Other Liabilities	173,860	135,076

Commitments and Contingencies

Shareholders’ Equity:
Common Shares, $1 Par Value, Authorized 500,000 Shares, Issued 178,485 and 145,279 Shares, Respectively	178,485	145,279
Capital in Excess of Par Value	4,306,100	2,531,365
Treasury Shares, Net	(153,464)	(228,064)
Retained Earnings	959,188	735,518
Accumulated Other Comprehensive Income	166,342	129,291

	5,456,651	3,313,389

	$8,642,253	$5,543,482

The accompanying notes are an integral part of these condensed consolidated financial statements

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues:
Products	$490,269	$342,820	$1,346,265	$1,097,052
Services	586,547	451,521	1,525,552	1,152,117

	1,076,816	794,341	2,871,817	2,249,169

Costs and Expenses:
Cost of Products	355,689	248,489	950,931	800,528
Cost of Services	392,284	290,790	1,013,997	753,670
Research and Development	27,140	20,445	72,062	59,719
Selling, General and Administrative Attributable to Segments	135,167	113,184	376,091	321,911
Corporate General and Administrative	19,169	15,683	56,136	39,237
Equity in Earnings of Unconsolidated Affiliates	(6,857)	(5,279)	(13,611)	(16,557)
Exit Costs and Restructuring Charges	80,018	—	80,018	—

Operating Income	74,206	111,029	336,193	290,661

Other Income (Expense):
Debt Redemption Expense	(4,733)	—	(4,733)	—
Gain on Sale of Universal Common Stock	—	—	—	25,280
Interest Expense, Net	(17,197)	(15,060)	(45,834)	(45,788)
Other, Net	7,272	(905)	11,565	(1,528)

Income from Continuing Operations Before Income Taxes	59,548	95,064	297,191	268,625
Provision for Income Taxes	(12,249)	(25,226)	(74,732)	(64,255)

Income from Continuing Operations	47,299	69,838	222,459	204,370
Income (Loss) from Discontinued Operation, Net of Taxes	587	259	1,211	(7,779)

Net Income	$47,886	$70,097	$223,670	$196,591

Basic Earnings (Loss) Per Share:
Income from Continuing Operations	$0.31	$0.52	$1.56	$1.53
Income (Loss) from Discontinued Operation	0.01	0.00	0.01	(0.05)

Net Income	$0.32	$0.52	$1.57	$1.48

Diluted Earnings (Loss) Per Share:
Income from Continuing Operations	$0.30	$0.49	$1.48	$1.44
Income (Loss) from Discontinued Operation	0.01	0.00	0.01	(0.05)

Net Income	$0.31	$0.49	$1.49	$1.39

Weighted Average Shares Outstanding:
Basic	150,486	134,147	142,412	133,189
Diluted	155,894	149,089	155,708	147,829
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months
	Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net Income	$223,670	$196,591
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	222,389	188,788
Gain on Sale of Universal Common Stock	—	(25,280)
(Gain) Loss on Sales of Assets, Net	(460)	3,538
(Income) Loss from Discontinued Operation	(1,211)	7,779
Debt Redemption Expense	4,733	—
Non-cash Portion of Exit Costs and Restructuring Charges	81,651	—
Equity in Earnings of Unconsolidated Affiliates	(13,611)	(16,557)
Employee Stock-based Compensation Expense	22,826	6,185
Amortization of Original Issue Discount	11,432	12,589
Deferred Income Tax Benefit	(13,831)	(2,716)
Other, Net	3,467	667
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired	(285,675)	(36,222)

Net Cash Provided by Continuing Operations	255,380	335,362
Net Cash Provided by Discontinued Operation	2,294	4,126

Net Cash Provided by Operating Activities	257,674	339,488

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(963,410)	(14,056)
Capital Expenditures for Property, Plant and Equipment	(320,298)	(209,638)
Acquisition of Intellectual Property	(9,234)	(17,025)
Purchase of Equity Investment in Unconsolidated Affiliates, Net	(16,424)	(2,856)
Proceeds from Sale of Universal Common Stock	—	89,998
Proceeds from Sale of Assets	9,485	14,814

Net Cash Used by Investing Activities	(1,299,881)	(138,763)

Cash Flows from Financing Activities:
Borrowings (Repayments) of Short-term Debt, Net	1,046,775	(149,000)
Repayments of Long-term Debt, Net	(2,320)	(7,103)
Redemption of Zero Coupon Convertible Debentures	(299,080)	—
Repayments on Asset Securitization	—	(75,000)
Proceeds from Exercise of Stock Options	165,116	92,014
Other Financing Activities, Net	(2,522)	(766)

Net Cash Provided (Used) by Financing Activities	907,969	(139,855)

Net Increase (Decrease) in Cash and Cash Equivalents	(134,238)	60,870
Cash and Cash Equivalents at Beginning of Period	317,439	56,082

Cash and Cash Equivalents at End of Period	$183,201	$116,952

Supplemental Cash Flow Information:
Interest Paid	$84,472	$40,054
Income Taxes Paid, Net of Refunds	59,395	62,039
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net Income	$47,886	$70,097	$223,670	$196,591
Other Comprehensive Income (Loss):
Reclassification Adjustment for Deferred Loss on Derivative Instruments	69	68	206	197
Foreign Currency Translation Adjustment	81,357	24,765	36,845	(6,792)

Comprehensive Income	$129,312	$94,930	$260,721	$189,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
     The condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheet at September 30, 2005, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2005 and 2004, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended on Form 10-K/A. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full year.
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
     Certain reclassifications have been made to conform prior year financial information to the current period presentation.
     The Company completed the acquisition of the Energy Services Division (“Precision Energy Services”) and International Contract Drilling Division (“Precision Drilling International”) of Precision Drilling Corporation on August 31, 2005. In connection with the acquisition, the Company realigned its operating segments and reviewed the presentation of its reporting segments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). The two historical reporting segments of Drilling Services and Production Systems are now presented as: Evaluation, Drilling & Intervention Services and Completion & Production Systems. Evaluation, Drilling & Intervention Services includes the former Drilling Services’ businesses, excluding pipeline services, and the businesses conducted by Precision Energy Services. Completion & Production Systems is the historical Production Systems division. The Company’s remaining segments, Pipeline and Specialty Services and Precision Drilling International, are reported as Other Operations as their operations are not material individually. All historical segment results reflect the new reporting structure. (See Notes 3, 6 and 16.)
2. Business Combinations
     During the nine months ended September 30, 2005, the Company acquired businesses critical to its long-term growth strategy. Results of operations for acquisitions are included in the accompanying Condensed Consolidated Statements of Income since the date of acquisition. The balances included in the Condensed Consolidated Balance Sheets related to the current year acquisitions are based on preliminary information and are subject to change when final asset and liability valuations are obtained.
     On August 31, 2005, the Company acquired Precision Energy Services and Precision Drilling International for total consideration of approximately $2,340.7 million consisting of $942.7 million in cash and 26 million Weatherford common shares. The fair value of the shares issued was determined using an average price of $53.77, which represented the average closing price of the Company’s stock for a period before and after the agreement date. The purchase price is subject to a working capital adjustment mechanism.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The acquisition of these businesses will advance the Company’s growth strategy. Opportunities exist to accelerate the acquired products to the Eastern Hemisphere based on the Company’s established infrastructure, to add to the Company’s portfolio of technologies and to combine resources such as North American facilities and research and development efforts. Precision Energy Services is a global provider of cased hole and open hole wireline services, drilling and evaluation services and production services. These operations will substantially broaden the Company’s wireline and directional capabilities and will strengthen the Company’s underbalanced product lines. Precision Drilling International is a land rig contractor owning and operating 48 rigs, with a concentrated presence in the Middle East/North Africa. The procurement of these assets will allow the Company to further meet our customers’ comprehensive service needs.
     The following presents the consolidated financial information for the Company on a pro forma basis assuming the acquisition of Precision Energy Services and Precision Drilling International had occurred as of the beginning of the period presented. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisition and expected to have a continuing impact on the consolidated results. These items include adjustments to record the change in functional currencies of certain acquired foreign entities, incremental amortization and depreciation expense related to the increase in fair value of the acquired assets, change in depreciation methodology, additional interest expense related to the incremental borrowings and to reclassify certain items to conform to the Company’s financial reporting presentation. The pro forma financial information includes exit and restructuring charges associated with the acquisition and debt redemption expenses incurred with the settlement of the Zero Coupon Convertible Senior Debentures due 2020 (“Zero Coupon Debentures”) totaling $102.0 million, $70.3 million net of tax, for the three and nine months ended September 30, 2005. Other than to record the aforementioned redemption expenses, the pro forma information has not been adjusted to give effect to the settlement of the Zero Coupon Debentures (See Note 11).
     The financial information set forth below has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the dates indicated or that may be achieved in the future.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Revenues	$1,285,299	$1,027,206	$3,627,818	$2,869,368
Income from continuing operations	51,726	73,291	255,738	210,618
Net income	52,313	73,550	256,949	202,839
Basic earnings per share from continuing operations	0.31	0.46	1.55	1.32
Diluted earnings per share from continuing operations	0.30	0.44	1.47	1.26
     The Company also effected various other acquisitions during the nine months ended September 30, 2005 for cash consideration of approximately $82.0 million. All other acquisitions are not material individually or in the aggregate.
3. Exit Costs and Restructuring Charges
     During the third quarter of 2005, as a result of the acquisition of Precision Energy Services and Precision Drilling International, the Company undertook an integration/reorganization plan to combine worldwide operations, rationalize product lines, and eliminate certain products, services and locations. Furthermore, the Company initiated certain other reorganization activities related to its historical businesses. These plans resulted in exit costs and restructuring charges of $97.3 million, $67.0 million net of tax, which consist of $1.8 million of transaction costs, $30.5 million of severance and employee benefits, $50.5 million in asset write downs including $17.2 million of inventory, $6.5 million of facility closures and $8.0 million of purchased in process research and development. Inventory write downs have been recorded as Cost of Products in the accompanying Condensed Consolidated Statements of Income, while all other costs have been recorded as Exit Costs and Restructuring Charges. The Company anticipates incurring approximately $20.0 – $30.0 million of additional costs on a pre-tax basis in the fourth quarter of 2005 associated with the reorganization. The integration/reorganization plans are expected to be

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
completed during the first half of 2006. The following table summarizes third quarter exit costs and restructuring charges.

	Evaluation,
	Drilling &	Completion
	Intervention	& Production
	Services	Systems	Corporate	Total
	(In thousands)
Cost of Products	$17,240	$2,393	$—	$19,633
Cost of Services and Rentals	23,445	—	—	23,445
Research and Development	8,000	—	—	8,000
Selling General & Administrative	17,137	1,737	—	18,874
Corporate General & Administrative	—	—	27,306	27,306

Total	65,822	4,130	27,306	97,258
Utilized during the period	(59,910)	(1,741)	(13,190)	(74,841)

Balance as of September 30, 2005	$5,912	$2,389	$14,116	$22,417

4. Discontinued Operation
     In June 2004, the Company’s management approved a plan to sell its non-core Gas Services International (“GSI”) compression fabrication business. The sale of this business was finalized in July 2005 for a gain of approximately $0.6 million. The GSI compression fabrication business was historically included in the Company’s Completion & Production Systems segment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the GSI compression fabrication business results of operations, financial position and cash flows have been reflected in the condensed consolidated financial statements and notes as a discontinued operation for all periods presented.
     The $7.8 million loss from discontinued operation for the nine months ended September 30, 2004 includes non-cash charges of $5.2 million. The non-cash charges consist of a $3.1 million goodwill and asset impairment charge and an income tax provision of $2.1 million to record a valuation allowance against deferred tax assets from net operating losses that the Company will not be able to utilize.
     Interest charges have been allocated to the discontinued operation in accordance with Emerging Issues Task Force (“EITF”) Issue No. 87-24, Allocation of Interest to Discontinued Operations. The interest was allocated based on a pro rata calculation of the net assets of the discontinued business to the Company’s consolidated net assets.
     Operating results of the discontinued operation are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Revenues	$—	$9,247	$20,794	$30,106

Income (Loss) Before Income Taxes	$587	$259	$777	$(5,894)
Benefit (Provision) for Income Taxes	—	—	434	(1,885)

Income (Loss) from Discontinued Operation,
Net of Taxes	$587	$259	$1,211	$(7,779)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Balance sheet information for the discontinued operation is as follows:

December 31,
2004
Accounts Receivable, Net of Allowance for Uncollectible Accounts	$1,759
Inventories	9,533
Other Current Assets	1,158

Current Assets from Discontinued Operation	12,450

Property, Plant and Equipment, Net	175
Other Assets	131

Long-term Assets from Discontinued Operation	306

$12,756

Accounts Payable	$7,567
Other Current Liabilities	4,121

Current Liabilities from Discontinued Operation	$11,688

5. Universal Compression
     The Company has an investment in Universal Compression Holdings, Inc. (“Universal”). In 2004, the Company sold 7.0 million shares of Universal common stock. This sale reduced the Company’s ownership to 6.75 million shares, or approximately 21%, of Universal’s outstanding common stock.
     Summarized financial information for Universal is presented below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Revenues	$181,128	$191,884	$582,448	$567,468
Gross Profit	86,641	77,698	251,775	228,234
Net Income	17,679	12,190	31,325	35,700
     The financial statements of Universal for the fiscal year ended March 31, 2005 were filed as an amendment to the Company’s Form 10-K on June 14, 2005.
6. Goodwill
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

	Evaluation,	Completion
	Drilling &	&
	Intervention	Production	Other
	Services	Systems	Operations	Total
	(in thousands)
As of January 1, 2005	$852,804	$797,713	$19,120	$1,669,637
Goodwill acquired during period	1,113,708	19,917	12,932	1,146,557
Disposals	—	(4,179)	—	(4,179)
Purchase price and other adjustments	(6,049)	3,823	—	(2,226)
Impact of foreign currency translation	45,190	(6,926)	—	38,264

As of September 30, 2005	$2,005,653	$810,348	$32,052	$2,848,053

7. Other Intangible Assets, Net
     The Company has allocated value to the intangible assets acquired in the acquisition of Precision Energy Services and Precision Drilling International acquisition. The Company preliminarily allocated $259.0 million to acquired technology, $43.0 million to customer relationships and $22.4 million to customer contracts. The estimated fair values are based on preliminary information which is subject to change when final valuations are obtained.
     The components of definite-lived intangible assets are as follows:

	September 30, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Licenses	$204,933	$(45,295)	$159,638	$203,728	$(36,549)	$167,179
Patents	114,647	(31,335)	83,312	107,630	(26,609)	81,021
Covenants not to compete	22,482	(19,423)	3,059	21,986	(17,625)	4,361
Other	13,033	(5,781)	7,252	12,923	(4,392)	8,531

	$355,095	$(101,834)	$253,261	$346,267	$(85,175)	$261,092

     Amortization expense was $6.0 million and $17.5 million for the three and nine months ended September 30, 2005, respectively, and $5.9 million and $17.4 million for the three and nine months ended September 30, 2004, respectively. Estimated amortization expense for the carrying amount of intangible assets as of September 30, 2005 is expected to be $10.6 million for the remainder of 2005, $41.9 million for 2006, $39.6 million for 2007, $37.5 million for 2008 and $36.6 million for 2009.
     The Company has trademarks which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks are classified in Other Intangible Assets, Net on the accompanying Condensed Consolidated Balance Sheets and had a carrying value of $11.4 million and $8.0 million as of September 30, 2005 and December 31, 2004, respectively.
     The Company has intangible assets recorded for unrecognized prior service costs related to its Supplemental Executive Retirement Plan (“SERP”) and several of its international pension plans (See Note 15). These unrecognized costs are classified in Other Intangible Assets, Net on the accompanying Condensed Consolidated Balance Sheets and were $25.2 million and $25.5 million as of September 30, 2005 and December 31, 2004, respectively.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Inventories
     Inventories by category are as follows:

	September 30,	December 31,
	2005	2004
	(In thousands)
Raw materials, components and supplies	$267,586	$162,503
Work in process	32,009	46,654
Finished goods	558,094	450,512

	$857,689	$659,669

     Work in process and finished goods inventories include the cost of materials, labor and plant overhead.
9. Short-term Debt

	September 30,	December 31,
	2005	2004
	(In thousands)
364-Day Revolving Credit Facility	$1,032,000	$—
2003 Revolving Credit Facility	11,050	—
Short-term bank loans	14,427	11,072

Total short-term borrowings	1,057,477	11,072
Current portion of long-term debt	214,326	11,163

Short-term Borrowings and Current Portion of Long-term Debt	$1,271,803	$22,235

     On August 25, 2005, the Company entered into a 364-Day Revolving Credit Agreement with UBS AG, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc. Under this agreement, the Company was allowed to borrow up to $1.2 billion to fund the redemption of its Zero Coupon Debentures, the acquisition of Precision Energy Services and Precision Drilling International and certain possible refinancings. The facility matures August 23, 2006. Amounts outstanding accrue interest at a variable rate based on either the U.S. prime rate or London Interbank Offered Rate (“LIBOR”) and are subject to mandatory prepayments and reductions in the committed availability if we undertake certain types of capital market transactions or if we replace our existing $500 million general purpose revolving credit facility with a facility with greater borrowing capacity. As of September 30, 2005, the Company had $1,032.0 million in short-term borrowings outstanding under this arrangement with a weighted average interest rate of 4.1%.
     In May 2003, the Company entered into a three-year unsecured revolving credit facility agreement that provides for borrowings or issuances of letters of credit of up to an aggregate of $500.0 million. Amounts outstanding accrue interest at a variable rate based on either the U.S. prime rate or LIBOR and the credit rating assigned to the Company’s long-term senior debt. As of September 30, 2005, the Company had $472.0 million available under this agreement due to $16.9 million being used to secure outstanding letters of credit and $11.1 million outstanding in short-term borrowings with a weighted average interest rate of 6.8%.
     The two revolving credit facilities contain customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio (in the 2003 Revolving Credit Facility only), a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. The Company was in compliance with these covenants at September 30, 2005.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     During 2004, the Company entered into three short-term committed credit facilities to support its operations at the regional level. The Canadian facility provides that borrowings or letters of credit may be issued under the facility up to an aggregate of 20.0 million Canadian dollars, or $17.1 million as of September 30, 2005. The Middle East and Asia Pacific facilities provided that borrowings or letters of credit may be issued under the facilities up to an aggregate of $25.0 million per facility; the commitments under the Middle East and Asia Pacific facilities expired during the third quarter of 2005 and the Company elected not to renew the commitments. As of September 30, 2005, there were no outstanding borrowings and $0.3 million in outstanding letters of credit under the Canadian facility.
     The Company has short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. As of September 30, 2005, the Company had $14.4 million in short-term borrowings outstanding under these arrangements with a weighted average interest rate of 7.3%.
     The Company has outstanding $200.0 million of 7 1/4% Senior Notes due 2006 which are unsecured obligations of the Company. The current carrying value of $203.1 million has been included in Short-term Borrowings and Current Portion of Long-term Debt in the September 30, 2005 Condensed Consolidated Balance Sheet.
     In connection with the acquisition of Precision Energy Services and Precision Drilling International, the Company has indemnified Precision Drilling Corporation for outstanding letters of credit of $7.2 million.
10. Interest Rate Derivatives
     During 2004, the Company entered into and terminated interest rate swap agreements on its 4.95% Senior Notes due 2013 (“4.95% Senior Notes”) and its 6 5/8% Senior Notes due 2011 (“6 5/8% Senior Notes”) to take advantage of short-term interest rates available in the economic environment at that time. As a result of these terminations, the Company received cash proceeds, net of accrued interest, of approximately $12.8 million. Amounts received upon termination of the swap agreements represented the fair market value of the agreements at the time of termination and were recorded as an adjustment to the carrying value of the related debt. The amounts are being amortized as a reduction to interest expense over the remaining term of the debt. The Company’s interest expense was reduced by $1.8 million and $5.1 million for the three and nine months ended September 30, 2005, respectively, and $3.4 million and $10.0 million for the three and nine months ended September 30, 2004, respectively, as a result of interest rate swap activity. There were no interest rate swap agreements outstanding as of September 30, 2005 or December 31, 2004.
11. Zero Coupon Convertible Senior Debentures
     On June 30, 2000, the Company completed the private placement of $910.0 million face amount of Zero Coupon Convertible Senior Debentures due 2020. These debentures were issued at $501.6 million, providing the holders with an annual 3% yield to maturity. On June 30, 2005, certain holders required the Company to repurchase the Zero Coupon Debentures for a face value of $11.0 million or an aggregate accreted value of $7.1 million.
     On July 28, 2005, the Company called for redemption on August 29, 2005 all of the outstanding Zero Coupon Debentures. At their option, the holders tendered, for conversion, an aggregate of $367.4 million principal amount at maturity. The tendered debentures were converted to approximately 3.7 million of our common shares. The Company redeemed the remaining $531.6 million aggregate principal amount at maturity for a cost of $341.8 million. The Company funded $240.0 million of that amount through a borrowing on our 364-Day Revolving Credit Agreement and the remaining $101.8 million with available cash.
     For cash flow presentation purposes, the company has classified the redemption value related to repayment of the Zero Coupon Debentures’ principal balance as a financing use of cash. The remaining amount of $49.7 million paid in excess of the principal amount relates to the repayment of interest and has been classified as an operating use of cash.
12. Earnings Per Share
     Basic earnings per share for all periods presented equals net income divided by the weighted average number of Weatherford International Ltd. common shares, $1.00 par value (“Common Shares”), outstanding during the period. Diluted earnings per share is computed by dividing net income, as adjusted for the assumed conversion of dilutive

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
debentures, by the weighted average number of Common Shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock option and restricted share plans, warrant and the incremental shares for the assumed conversion of dilutive debentures. The effect of the assumed conversion of dilutive debentures is not included in the computation of earnings per share for the three months ended September 30, 2005 because to do so would be anti-dilutive.
     For the three and nine months ended September 30, 2005, there were no anti-dilutive stock options, therefore, the effect of all stock options were included in the diluted earnings per share calculation for that period. However, the diluted earnings per share calculation for the three and nine months ended September 30, 2004 excludes 0.1 million and 0.3 million stock options that were anti-dilutive, respectively. Net income for the diluted earnings per share calculation for the nine months ended September 30, 2005 and the three and nine months ended September 30, 2004 is adjusted to add back the amortization of original issue discount, net of taxes, relating to the Company’s Zero Coupon Debentures totaling $7.9 million, $2.9 million and $8.7 million, respectively.
     The following reconciles basic and diluted weighted average shares outstanding:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Basic weighted average shares outstanding	150,486	134,147	142,412	133,189
Dilutive effect of:
Warrant	928	1,124	749	975
Stock option and restricted share plans	4,480	4,721	4,540	4,568
Convertible debentures	—	9,097	8,007	9,097

Diluted weighted average shares outstanding	155,894	149,089	155,708	147,829

13. Supplemental Cash Flow Information
     The following summarizes investing activities relating to acquisitions integrated into the Company’s operations for the periods shown:

	Nine Months
	September 30,
	2005	2004
	(In thousands)
Fair value of assets, net of cash acquired	$1,602,791	$9,169
Goodwill	1,146,557	6,045
Consideration paid related to prior year acquisitions	2,497	3,532
Common shares issued	(1,398,020)	—
Total liabilities assumed	(390,415)	(4,690)

Cash consideration, net of cash acquired	$963,410	$14,056

14. Stock-based Compensation
     During the first quarter of 2005, the Company issued approximately 1.2 million restricted shares at an average stock price of $49.44 to certain key employees. The restricted shares generally vest over a four-year period based on continued employment, with an equal amount of the restricted shares vesting on each anniversary of the grant date. During the three and nine months ended September 30, 2005 the Company recognized $8.2 million and $19.5 million, respectively, and $1.6 million and $3.9 million for the three and nine months ended September 30, 2004, respectively, in employee stock-based compensation expense related to the issuance of all restricted share grants.
     Effective January 1, 2003, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to expense the fair value of employee stock-based compensation. The Company selected the prospective method of adoption, and under this method, the fair value of employee stock-based compensation

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net Income:
As reported	$47,886	$70,097	$223,670	$196,591
Employee stock-based compensation expense included in reported net income, net of income tax benefit	6,095	1,601	14,837	4,020
Pro forma compensation expense, determined under fair value methods for all awards, net of income tax benefit	(9,363)	(6,255)	(25,605)	(18,535)

Pro forma	$44,618	$65,443	$212,902	$182,076

Basic earnings per share:
As reported	$0.32	$0.52	$1.57	$1.48
Pro forma	0.30	0.49	1.49	1.37
Diluted earnings per share:
As reported	$0.31	$0.49	$1.49	$1.39
Pro forma	0.29	0.46	1.42	1.29
     For purposes of pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of the option is amortized to pro forma expense over the option’s vesting period.
15. Retirement and Employee Benefit Plans
     The Company has defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees. Plan benefits are generally based on factors such as age, compensation levels and years of service. The components of net periodic benefit cost for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,
	2005		2004
	United		United
	States	International	States	International
	(In thousands)
Service cost	$633	$1,974	$441	$1,375
Interest cost	872	1,200	632	743
Expected return on plan assets	(186)	(926)	(232)	(706)
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	657	80	657	22
Amortization of loss	327	9	25	22
Settlement/curtailment losses	11,120	—	—	—

Net periodic benefit cost	$13,423	$2,337	$1,523	$1,456

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30,
	2005		2004
	United		United
	States	International	States	International
	(In thousands)
Service cost	$1,899	$5,984	$1,322	$4,143
Interest cost	2,633	3,511	1,896	2,326
Expected return on plan assets	(601)	(2,703)	(696)	(2,125)
Amortization of transition obligation	—	(2)	—	—
Amortization of prior service cost	1,971	246	1,971	66
Amortization of loss	945	30	75	325
Settlement/curtailment losses	11,120	—	—	—

Net periodic benefit cost	$17,967	$7,066	$4,568	$4,735

     The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $0.1 million in the U.S. and $8.4 million internationally to its pension and other postretirement benefit plans during 2005. As of September 30, 2005, approximately $0.1 million of contributions have been made in the U.S. and $4.7 million of contributions have been made internationally. Currently, the Company anticipates total contributions in the U.S. and internationally to approximate the original estimates previously disclosed.
16. Segment Information
     Reporting Segments
     In connection with the acquisition of Precision Energy Services and Precision Drilling International, the Company undertook a review of its presentation of segment information. The historical operating divisions of Drilling Services and Production Systems combined with the businesses of Precision Energy Services and Precision Drilling International now operate as four divisions: Evaluation, Drilling & Intervention Services, Completion & Production Systems, Precision Drilling International and Pipeline and Specialty Services. Evaluation, Drilling & Intervention Services includes the former Drilling Services businesses, excluding pipeline and specialty services, and the businesses conducted by Precision Energy Services. Completion & Production Systems is the historical Production Systems division. The Company’s Precision Drilling International and Pipeline and Specialty Services Divisions do not meet the quantitative thresholds for determining reportable segments and are combined for reporting purposes in Other Operations. The Company will continue to evaluate its presentation of segment information throughout the integration process. Information for prior periods has been restated on a comparable basis. The following describes our reporting segments.
     The Company’s Evaluation, Drilling & Intervention Services segment provides a wide range of oilfield products and services, including drilling services and equipment, cased hole and open hole wireline services, well installation services and cementing products and equipment, underbalanced systems, fishing and intervention services, liner systems and expandable solid tubular systems.
     The Company’s Completion & Production Systems segment designs, manufactures, sells and services a complete line of artificial lift equipment, including progressing cavity pumps, reciprocating rod lift systems, gas lift systems and electrical submersible pumps as well as provides fracturing technologies, production optimization services and automation and monitoring of wellhead production. This segment also provides certain completion products and systems including cased hole systems, flow control systems, sand screens, expandable sand screen systems and intelligent completion technologies. Production Systems also provides screens for industrial applications and total process system solutions for all aspects of natural gas production.
     Financial information by industry segment for each of the three and nine months ended September 30, 2005 and 2004 is summarized below. The accounting policies of the segments are the same as those of the Company. Inter-segment sales are not material.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Revenues from unaffiliated customers:
Evaluation, Drilling & Intervention Services	$609,547	$427,621	$1,590,550	$1,219,066
Completion & Production Systems	429,591	344,073	1,204,526	970,270
Other Operations	37,678	22,647	76,741	59,833

	$1,076,816	$794,341	$2,871,817	$2,249,169

Depreciation and amortization:
Evaluation, Drilling & Intervention Services	$57,927	$43,917	$154,885	$131,122
Completion & Production Systems	19,847	16,868	58,715	50,185
Other Operations	3,627	1,832	7,109	5,625
Corporate	549	644	1,680	1,856

	$81,950	$63,261	$222,389	$188,788

Operating income (expense):
Evaluation, Drilling & Intervention Services (a)	$108,098	$81,218	$318,209	$215,855
Completion & Production Systems	52,820	33,473	133,264	81,364
Other Operations	5,618	6,742	7,263	16,122
Exit Costs and Restructuring Charges	(80,018)	—	(80,018)	—
Corporate (b)	(12,312)	(10,404)	(42,525)	(22,680)

	$74,206	$111,029	$336,193	$290,661

(a)	Includes a write down of $17.2 million of inventory in connection with our exit and restructuring plan for the three and nine months ended September 30, 2005.

(b)	Includes equity in earnings of unconsolidated affiliates.
     As of September 30, 2005, total assets were $5,252.1 million for Evaluation, Drilling & Intervention Services, $2,229.1 million for Completion & Production Systems, $491.2 million for Other Operations, and $669.9 million for Corporate. Total assets as of December 31, 2004, were $2,647.5 million for Evaluation, Drilling & Intervention Services, $2,055.1 million for Completion & Production Systems, $98.8 million for Other Operations, and $729.3 million for Corporate.
17. Condensed Consolidating Financial Statements
     As of September 30, 2005 and December 31, 2004, the following obligations of Weatherford International, Inc. (the “Issuer”) were guaranteed by Weatherford International Ltd. (the “Parent”): (1) the 7 1/4% Senior Notes and (2) the 6 5/8% Senior Notes. In addition, the Zero Coupon Debentures were an obligation of Weatherford International Inc. and guaranteed by Weatherford International Ltd. as of December 31, 2004. This obligation was settled in the third quarter of 2005. The following obligations of Parent were guaranteed by Issuer as of September 30, 2005 and December 31, 2004: (i) 364-Day Revolving Credit Agreement, (ii) the 2003 Revolving Credit Facility and (iii) the 4.95% Senior Notes. As a result of these guarantee arrangements, the Company is required to present the following condensed consolidating financial information. The accompanying guarantor financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. Certain prior year amounts have been reclassified, including investments in consolidated subsidiaries, to conform to the current presentation.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
September 30, 2005
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$86	$39,125	$143,990	$—	$183,201
Other Current Assets	160,758	13,309	2,141,215	—	2,315,282

	160,844	52,434	2,285,205	—	2,498,483

Equity Investments in Unconsolidated Affiliates	158,295	—	35,134	—	193,429
Equity Investments in Affiliates	7,623,774	2,362,708	11,528,160	(21,514,642)	—
Shares Held in Parent	—	195,644	—	(195,644)	—
Intercompany Receivables, Net	419,988	1,590,517	—	(2,010,505)	—

Other Assets	40,159	10,560	5,899,622	—	5,950,341

	$8,403,060	$4,211,863	$19,748,121	$(23,720,791)	$8,642,253

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$932,742	$214,224	$124,837	$—	$1,271,803
Accounts Payable and Other Current Liabilities	6,147	15,705	956,942	—	978,794

	938,889	229,929	1,081,779	—	2,250,597

Long-term Debt	255,497	354,679	14,306	—	624,482

Intercompany Payables, Net	—	—	2,010,505	(2,010,505)	—
Other Long-term Liabilities	34,678	77,466	198,379	—	310,523
Shareholders’ Equity	7,173,996	3,549,789	16,443,152	(21,710,286)	5,456,651

	$8,403,060	$4,211,863	$19,748,121	$(23,720,791)	$8,642,253

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
December 31, 2004
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$138,979	$74,053	$104,407	$—	$317,439
Other Current Assets	1,149	52,900	1,551,752	—	1,605,801

	140,128	126,953	1,656,159	—	1,923,240

Equity Investments in Unconsolidated Affiliates	151,798	—	18,404	—	170,202
Equity Investments in Affiliates	3,837,607	1,752,753	6,763,091	(12,353,451)	—
Shares Held in Parent	—	228,064	—	(228,064)	—
Intercompany Receivables, Net	—	2,366,608	—	(2,366,608)	—
Other Assets	34,026	7,379	3,408,635	—	3,450,040

	$4,163,559	$4,481,757	$11,846,289	$(14,948,123)	$5,543,482

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$669	$6,115	$15,451	$—	$22,235
Accounts Payable and Other Current Liabilities	4,645	7,578	625,548	—	637,771

	5,314	13,693	640,999	—	660,006

Long-term Debt	255,989	1,133,263	15,179	—	1,404,431
Intercompany Payables, Net	50,978	—	2,315,630	(2,366,608)	—
Other Long-term Liabilities	28,727	68,998	67,931	—	165,656
Shareholders’ Equity	3,822,551	3,265,803	8,806,550	(12,581,515)	3,313,389

	$4,163,559	$4,481,757	$11,846,289	$(14,948,123)	$5,543,482

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2005
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$1,076,816	$—	$1,076,816
Costs and Expenses	(6,753)	(275)	(1,002,439)	—	(1,009,467)
Equity in Earnings of Unconsolidated Affiliates	3,866	—	2,991	—	6,857

Operating Income (Loss)	(2,887)	(275)	77,368	—	74,206

Other Income (Expense):
Debt Redemption Expense	—	(4,733)	—	—	(4,733)
Interest Expense, Net	(6,870)	(10,238)	(89)	—	(17,197)
Intercompany Charges, Net	(8,524)	26,759	(18,235)	—	—

Equity in Subsidiary Income	65,107	57,255	—	(122,362)	—
Other, Net	1,068	17	6,187	—	7,272

Income (Loss) from Continuing Operations Before Income Taxes	47,894	68,785	65,231	(122,362)	59,548
Provision for Income Taxes	(8)	(3,678)	(8,563)	—	(12,249)

Income (Loss) from Continuing Operations	47,886	65,107	56,668	(122,362)	47,299
Income from Discontinued Operation, Net of Taxes	—	—	587	—	587

Net Income (Loss)	$47,886	$65,107	$57,255	$(122,362)	$47,886

Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2004
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$794,341	$—	$794,341
Costs and Expenses	(1,658)	(342)	(686,591)	—	(688,591)
Equity in Earnings of Unconsolidated Affiliates	4,193	—	1,086	—	5,279

Operating Income (Loss)	2,535	(342)	108,836	—	111,029

Other Income (Expense):
Gain on Sale of Universal Common Stock	—	—	—	—	—
Interest Expense, Net	(2,490)	(10,958)	(1,612)	—	(15,060)
Intercompany Charges, Net	(6,081)	20,815	(14,734)	—	—
Equity in Subsidiary Income	77,590	73,228	—	(150,818)	—
Other, Net	(836)	—	(69)	—	(905)

Income (Loss) from Continuing Operations Before Income Taxes	70,718	82,743	92,421	(150,818)	95,064
Provision for Income Taxes	(621)	(5,153)	(19,452)	—	(25,226)

Income (Loss) from Continuing Operations	70,097	77,590	72,969	(150,818)	69,838
Loss from Discontinued Operation, Net of Taxes	—	—	259	—	259

Net Income (Loss)	$70,097	$77,590	$73,228	$(150,818)	$70,097

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2005
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$2,871,817	$—	$2,871,817
Costs and Expenses	(11,897)	(616)	(2,536,722)	—	(2,549,235)
Equity in Earnings of Unconsolidated Affiliates	6,497	—	7,114	—	13,611

Operating Income (Loss)	(5,400)	(616)	342,209	—	336,193

Other Income (Expense):
Debt Redemption Expense	—	(4,733)	—	—	(4,733)
Interest Expense, Net	(9,757)	(35,664)	(413)	—	(45,834)
Intercompany Charges, Net	(19,368)	78,875	(59,507)	—	—
Equity in Subsidiary Income	259,130	234,259	—	(493,389)	—
Other, Net	(1,519)	(155)	13,239	—	11,565

Income (Loss) from Continuing Operations Before Income Taxes	223,086	271,966	295,528	(493,389)	297,191
Provision for Income Taxes	584	(12,836)	(62,480)	—	(74,732)

Income (Loss) from Continuing Operations	223,670	259,130	233,048	(493,389)	222,459
Income from Discontinued Operation, Net of Taxes	—	—	1,211	—	1,211

Net Income (Loss)	$223,670	$259,130	$234,259	$(493,389)	$223,670

Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2004
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$2,249,169	$—	$2,249,169
Costs and Expenses	(2,755)	(1,233)	(1,971,077)	—	(1,975,065)
Equity in Earnings of Unconsolidated Affiliates	14,266	—	2,291	—	16,557

Operating Income (Loss)	11,511	(1,233)	280,383	—	290,661

Other Income (Expense):
Gain on Sale of Universal Common Stock	25,280	—	—	—	25,280
Interest Expense, Net	(8,834)	(32,620)	(4,334)	—	(45,788)
Intercompany Charges, Net	(18,750)	68,033	(49,283)	—	—
Equity in Subsidiary Income	188,622	169,835	—	(358,457)	—
Other, Net	(178)	(53)	(1,297)	—	(1,528)

Income (Loss) from Continuing Operations Before Income Taxes	197,651	203,962	225,469	(358,457)	268,625
Provision for Income Taxes	(1,060)	(15,340)	(47,855)	—	(64,255)

Income (Loss) from Continuing Operations	196,591	188,622	177,614	(358,457)	204,370
Loss from Discontinued Operation, Net of Taxes	—	—	(7,779)	—	(7,779)

Net Income (Loss)	$196,591	$188,622	$169,835	$(358,457)	$196,591

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2005
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$223,670	$259,130	$234,259	$(493,389)	$223,670
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	(6,497)	—	(7,114)	—	(13,611)
Equity in Earnings of Affiliates	(259,130)	(234,259)	—	493,389	—
Charges from Parent or Subsidiary	19,368	(78,875)	59,507	—	—
Deferred Income Tax Provision (Benefit)	—	13,447	(27,278)	—	(13,831)
Other, Net	(633,637)	(675,330)	1,368,119	—	59,152

Net Cash Provided (Used) by Continuing Operations	(656,226)	(715,887)	1,627,493	—	255,380
Net Cash Used by Discontinued Operation	—	—	2,294	—	2,294

Net Cash Provided (Used) by Operating Activities	(656,226)	(715,887)	1,629,787	—	257,674

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(963,410)	—	(963,410)
Capital Expenditures for Property, Plant and Equipment	—	—	(320,298)	—	(320,298)
Acquisition of Intellectual Property	—	—	(9,234)	—	(9,234)
Proceeds from Sales of Assets	—	—	9,485	—	9,485
Other, Net	—	—	(16,424)	—	(16,424)

Net Cash Used by Investing Activities	—	—	(1,299,881)	—	(1,299,881)

Cash Flows from Financing Activities:
Borrowings of Short-term Debt, Net	932,050	5,700	109,025	—	1,046,775
Repayments of Long-term Debt, Net	—	1,759	(4,079)	—	(2,320)
Redemption of Zero Coupon Convertible Debentures	—	(299,080)	—	—	(299,080)
Borrowings (Repayments) Between Subsidiaries, Net	(414,717)	809,858	(395,141)	—	—
Proceeds from Exercise of Stock Options	—	165,116	—	—	165,116
Other, Net	—	(2,394)	(128)	—	(2,522)

Net Cash Provided (Used) by Financing Activities	517,333	680,959	(290,323)	—	907,969

Net Increase (Decrease) in Cash and Cash Equivalents	(138,893)	(34,928)	39,583	—	(134,238)
Cash and Cash Equivalents at Beginning of Period	138,979	74,053	104,407	—	317,439

Cash and Cash Equivalents at End of Period	$86	$39,125	$143,990	$—	$183,201

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2004
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$196,591	$188,622	$169,835	$(358,457)	$196,591
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	(14,266)	—	(2,291)	—	(16,557)
Equity in Earnings of Affiliates	(188,622)	(169,835)	—	358,457	—
Gain on Sale of Universal Common Stock	(25,280)	—	—	—	(25,280)
Charges from Parent or Subsidiary	18,750	(68,033)	49,283	—	—
Deferred Income Tax Provision (Benefit)	441	15,339	(18,496)	—	(2,716)
Other, Net	252,225	(104,222)	35,321	—	183,324

Net Cash Provided (Used) by Continuing Operations	239,839	(138,129)	233,652	—	335,362
Net Cash Used by Discontinued Operation	—	—	4,126	—	4,126

Net Cash Provided (Used) by Operating Activities	239,839	(138,129)	237,778	—	339,488

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(14,056)	—	(14,056)
Capital Expenditures for Property, Plant and Equipment	—	—	(209,638)	—	(209,638)
Acquisition of Intellectual Property	—	—	(17,025)	—	(17,025)
Proceeds from Sale of Universal Common Stock	89,998	—	—	—	89,998
Proceeds from Sales of Assets	—	—	14,814	—	14,814
Other	—	—	(2,856)	—	(2,856)

Net Cash Used by Investing Activities	89,998	—	(228,761)	—	(138,763)

Cash Flows from Financing Activities:
Borrowings (Repayments) of Short-term Debt, Net	(144,000)	—	(5,000)	—	(149,000)
Repayments of Long-term Debt, Net	—	(445)	(6,658)	—	(7,103)
Proceeds from Asset Securitization	—	—	(75,000)	—	(75,000)
Borrowings (Repayments) Between Subsidiaries, Net	(179,187)	59,998	119,189	—	—
Proceeds from Exercise of Stock Options	—	92,014	—	—	92,014
Other, Net	—	—	(766)	—	(766)

Net Cash Provided (Used) by Financing Activities	(323,187)	151,567	31,765	—	(139,855)

Net Increase (Decrease) in Cash and Cash Equivalents	6,650	13,438	40,782	—	60,870
Cash and Cash Equivalents at Beginning of Period	1,582	2,959	51,541	—	56,082

Cash and Cash Equivalents at End of Period	$8,232	$16,397	$92,323	$—	$116,952

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
18. New Accounting Pronouncement
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
19. Subsequent Events
     On October 25, 2005, the Company initiated a commercial paper program under which it may from time to time issue short-term unsecured notes in an aggregate amount not to exceed $1.5 billion. In connection with this program, the Company entered into an Issuing and Paying Agent Agreement with JPMorgan Chase Bank, N.A. for the facilitation of this commercial paper program and a Commercial Paper Dealer Agreement with each of J. P. Morgan Securities Inc., Goldman, Sachs & Co. and Merrill Lynch Money Markets Inc. (for notes with maturities up to 270 days ) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, (for notes with maturities over 270 days up to 397 days), under which each of these banks may act as dealers of this commercial paper. Also in connection with the program, Weatherford International, Inc., one of the Company’s wholly-owned indirect subsidiaries, provided a guarantee of any commercial paper notes that it may issue.
     On October 27, 2005, the Company announced that our Board of Directors approved a two-for-one split of our common shares. The split will be effected by payment of a dividend of one common share on each outstanding common share and is payable on November 30, 2005 to shareholders of record as of November 14, 2005.
     On October 31, 2005, we issued $914.0 million of par amount commercial paper, the proceeds of which were used to retire outstanding debt under the 364-Day Revolving Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an executive level overview. This overview provides a general description of our company today, a discussion of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for the remainder of 2005 and into 2006. Next, we analyze the results of our operations for the three and nine months ended September 30, 2005 and 2004, including the trends in our overall business and our operating segments. Then we review our cash flows and liquidity, capital resources and contractual obligations. We close with a discussion of new accounting pronouncements and an update, when applicable, to our critical accounting judgments and estimates.
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
     We provide equipment and services used for drilling, completion and production of oil and natural gas wells throughout the world. We conduct operations in approximately 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. On August 31, 2005, we completed the acquisition of Precision Drilling Corporation’s Energy Services Division (“Precision Energy Services”) and International Contract Drilling Division (“Precision Drilling International”). Our offerings now include drilling and evaluation services, including directional drilling, measurement while drilling and logging while drilling, well installation services, fishing and intervention services, drilling equipment including land rigs, completion systems and all forms of artificial lift. The two historical reporting segments of Drilling Services and Production Systems are now presented as: Evaluation, Drilling & Intervention Services and Completion & Production Systems. Evaluation, Drilling & Intervention Services includes the former Drilling Services’ businesses, excluding pipeline services, and the businesses conducted by Precision Energy Services. Completion & Production Systems is the historical Production Systems division. The Company’s remaining segments, pipeline services and contract drilling, are reported as Other Operations as their operations are not material individually.
     In June 2004, we undertook a plan to sell our Gas Services International compression fabrication business. The sale of this business was finalized in July 2005 for a gain of approximately $0.6 million. Results of this business were formerly reported within our Completion & Production Systems business segment and have been classified as a discontinued operation for all periods presented.
     Industry Trends
     Changes in the current price and expected future prices of oil and natural gas influence the level of energy industry spending. Changes in expenditures result in an increased or decreased demand for our products and services. Rig count is an indicator of the level of spending for the exploration for and production of oil and natural gas reserves.

     The following chart sets forth certain statistics that reflect historical market conditions:

		Henry Hub	North American	International
	WTI Oil (1)	Gas (2)	Rig Count (3)	Rig Count (3)
September 30, 2005	$66.24	$13.921	1,949	907
December 31, 2004	43.45	6.149	1,686	869
September 30, 2004	49.64	6.795	1,523	866

(1)	Price per barrel as of September 30 and December 31 – Source: Applied Reasoning, Inc.

(2)	Price per MM/BTU as of September 30 and December 31 – Source: Oil World

(3)	Average rig count for the applicable month – Source: Baker Hughes Rig Count
     Historically, the majority of worldwide activity, as measured by the rig count, has been concentrated in North America. From mid-1999 through mid-2001, North American rig count improved steadily, peaking in the first quarter of 2001 at a quarterly average of 1,636 rigs. In late 2001, the demand for oil and natural gas weakened due to slowing growth in worldwide economies. This resulted in a slow-down in North American rig activity. The decline continued through April 2002 hitting a low of 845 rigs. Since April 2002, the North American rig count has steadily improved to a third quarter 2005 average of 1,937 rigs.
     Traditionally, the international rig count has not been as volatile as the North American rig count. The international rig count improved from late 1999 through third quarter 2001. It peaked at a quarterly average of 757 rigs. In late 2001, it began to decline and in the third quarter of 2002 fell to a low of 718 rigs. Since then, activity has steadily increased to a third quarter 2005 average of 910 rigs.
     Drilling and completion spending is continuing to increase in both North America and the international markets. According to Spears and Associates, 2004 drilling and completion spending increased 19% in North America and 5% in the international market over 2003 levels and in 2005, is anticipated to increase 30% and 17%, respectively, over 2004 levels. Spears and Associates projects continued spending increases in 2006.
     Opportunities and Challenges
     The nature of our industry offers many opportunities and challenges. We have created a long-term strategy aimed at growing our business, servicing our customers, and most importantly, creating value for our shareholders. Our strategy centers around:
•	Eastern Hemisphere Infrastructure

•	Technology

•	Supply Chain Management
     We believe the future of the industry is in the Eastern Hemisphere. The Eastern Hemisphere has the industry’s best reservoirs in terms of size, quality and depletion. Capital that was formerly invested in the U.S. is being redistributed to the Eastern Hemisphere, primarily in large project developments underway in the Middle East and the Asia Pacific markets. Opportunities will exist for those companies that can capture a large share of the Eastern Hemisphere growth without incurring undue risk. Throughout 2003 and 2004, we expanded the size and scope of our infrastructure to a large cross section of the Caspian Region, Middle East and North Africa. Our acquisition of Precision Energy Services complements our growth strategy in the Eastern Hemisphere as our infrastructure will serve as a platform to accelerate market penetration of the tools and technologies of Precision Energy Services. Furthermore, the acquisition of Precision Drilling International’s land drilling rigs will allow us to meet our customers’ comprehensive service needs in the Middle East. We now have 190 large-scale service locations in the Eastern Hemisphere and 31 manufacturing locations and are focusing on leveraging our infrastructure.
     A component of our growth strategy is technology based. We view technology in the oilfield as a critical competency, and the addition of Precision Energy Services’ young, but technologically advanced product line should increase our growth rate for years to come. We remain committed to advancing our core technology beyond the present generation of tools and developing and commercializing step-change technologies that are an extension of our core products and services.
     While growing our business and integrating our acquisitions, we continue to focus on our cost structure. We are currently experiencing significant inflation in our raw materials and labor costs. First and foremost, we are pursuing to recover these costs contractually and will continue to seek price protection from our clients. We will supplement these efforts with our internal cost management efforts. Our supply chain organization has broad capabilities in manufacturing, logistics and procurement with world-wide reach. Our recent acquisition provides cost reduction opportunities. We are focused on leveraging our purchasing power as we integrate the new businesses and we are pursing opportunities for consolidation of our North American service facilities.
     The success of our growth strategy will be determined by our ability to withstand the cyclicality of the energy industry, capitalize on our investment in the Eastern Hemisphere, successfully commercialize new technologies, and manage our cost structure.
     Outlook
     In general, we believe the outlook for our businesses is favorable. As decline rates are accelerating and reservoir productivity complexities are increasing, our clients are having difficulty securing desired rates of production growth. Assuming the demand for hydrocarbons does not weaken, these phenomena provide us with the following general market assumptions:
•	In 2006 and beyond, North American land rig activity will flatten out and earnings and returns will result from market share, technology and pricing.

•	The international markets will flourish, with the Eastern Hemisphere standing out as the strongest market.

•	The North Sea is beginning a multi-year recovery phase, albeit from a relatively low current activity level.

•	Pricing is likely to strengthen in all geographic regions.

•	Technologies that improve productivity will do increasingly well in the upcoming years.
     Looking into and beyond 2006 in the Eastern Hemisphere, we expect average rig activity to increase compared to third quarter 2005 levels and we expect our business to grow at a slightly faster rate than the underlying activity as measured by rig activity.
     Geographic Markets. We expect modest growth in the North American market for the remainder of 2005 and into 2006 and anticipate a volume increase in our operations due to both our recent acquisition and increased market activity. The U.S. market continues to strengthen, and the Canadian market has recovered from its seasonal low and is expected to be strong in the fourth quarter. The hurricanes in the Gulf of Mexico negatively impacted our operations in the third quarter of 2005. As a significant number of the producing wells remain shutdown, we expect this market to remain down until early 2006. We expect volume in Latin America to be essentially flat for the remainder of 2005. We expect an increase in activity, primarily in Venezuela in 2006. The North Sea activity is expected to increase from the sluggish third quarter levels in the fourth quarter and throughout 2006. We expect the Middle East and Asia Pacific markets to continue to strengthen.
     Pricing. The overall pricing outlook is positive. We are seeing pricing momentum in both the North American and international marketplace. In the North American market, we benefited from price increases implemented during the first half of 2005 and anticipate additional increases over the next six to nine months. In the international market, improvements are on a contract-by-contract basis and not a simultaneous movement. We expect this phenomenon to continue for the remainder of 2005 and throughout 2006. The benefit of price increases is offset in part by the continued raw material and labor cost increases. We expect to recover the rising costs and the net price increase to favorably impact our fourth quarter 2005 and our 2006 results.
     Business Segments. Overall, we expect our operating segments to outpace market activity. Our Evaluation Drilling & Intervention Services Division will benefit as the division’s established infrastructure will serve as a platform to accelerate market penetration of the product offerings throughout the Eastern Hemisphere. We expect our underbalanced systems, directional drilling and wireline product lines to have the highest growth rates. Our Completion & Production Systems Division will experience organic growth as new products are commercialized and achieve market acceptance. We anticipate our fracturing technologies and production optimization product lines to have the highest growth rate.
     Technology. We expect the need for new technologies to increase as our customers face accelerating decline rates. We remain committed to increasing the technology content of our products and services. We expect revenues from our technology products to grow into 2006 and beyond as commercialization of our new technologies occurs and we expand the geographic scope of the Precision Energy Services’ offerings.

     Overall, the level of market improvements for our businesses for the remainder of 2005 will depend heavily on our ability to integrate our acquisitions, contain our costs, the ability to attract and retain quality personnel, our gains in market share outside North America, primarily in the Eastern Hemisphere, and the acceptance of our new technologies. The continued strength of the industry is uncertain and will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.
Results of Operations
     Recent Acquisition
     On August 31, 2005, we completed the acquisition of Precision Energy Services and Precision Drilling International, divisions of Precision Drilling Corporation in exchange for 26 million common shares and approximately 1.1 billion Canadian dollars, or approximately $942.7 million, in cash. Our third quarter 2005 results include one month of activity from these acquired businesses.
     Segment Realignment
     In connection with our acquisition, the Company realigned its operating segments. Our two historical reporting segments of Drilling Services and Production Systems are now reported as: Evaluation, Drilling & Intervention Services and Completion & Production Systems. Our Pipeline and Specialty Services, which was historically included in Drilling Services, and Precision Drilling International businesses are reported as Other Operations. The discussion of our results of operations is based on the new segments.
     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three and nine months ended September 30, 2005 and 2004. We are unable to provide certain information regarding our results excluding the impact of acquisitions due to the integration of these acquisitions.

     Comparative Financial Data

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(In thousands, except percentages and per share data)
Revenues:
Evaluation, Drilling & Intervention Services	$609,547	$427,621	$1,590,550	$1,219,066
Completion & Production Systems	429,591	344,073	1,204,526	970,270
Other Operations	37,678	22,647	76,741	59,833

	1,076,816	794,341	2,871,817	2,249,169

Gross Profit %:
Evaluation, Drilling & Intervention Services (a)	31.8%	34.8%	34.4%	33.5%
Completion & Production Systems	29.2	28.1	28.4	27.0
Other Operations	24.7	42.2	22.9	40.3

	30.5	32.1	31.6	30.9

Research and Development:
Evaluation, Drilling & Intervention Services	$14,624	$9,454	$35,297	$28,334
Completion & Production Systems	12,255	10,503	35,658	30,148
Other Operations	261	488	1,107	1,237

	27,140	20,445	72,062	59,719

Selling, General and Administrative Attributable to Segments:
Evaluation, Drilling & Intervention Services	71,197	58,085	193,645	164,783
Completion & Production Systems	60,558	52,763	173,212	150,375
Other Operations	3,412	2,336	9,234	6,753

	135,167	113,184	376,091	321,911

Corporate General and Administrative	19,169	15,683	56,136	39,237

Equity in Earnings of Unconsolidated Affiliates	(6,857)	(5,279)	(13,611)	(16,557)

Exit Costs and Restructuring Charges	80,018	—	80,018	—

Operating Income (Expense):

Evaluation, Drilling & Intervention Services (a)	108,098	81,218	318,209	215,855
Completion & Production Systems	52,820	33,473	133,264	81,364
Other Operations	5,618	6,742	7,263	16,122
Exit Costs and Restructuring Charges	(80,018)	—	(80,018)	—
Corporate (b)	(12,312)	(10,404)	(42,525)	(22,680)

	74,206	111,029	336,193	290,661

Debt Redemption Expense	(4,733)	—	(4,733)	—
Gain on Sale of Universal Common Stock	—	—	—	25,280
Interest Expense, Net	(17,197)	(15,060)	(45,834)	(45,788)
Other, Net	7,272	(905)	11,565	(1,528)
Effective Tax Rate	20.6%	26.5%	25.1%	23.9%

Income from Continuing Operations per Diluted Share	$0.30	$0.49	$1.48	$1.44
Income (Loss) from Discontinued Operation, Net of Taxes	587	259	1,211	(7,779)
Net Income per Diluted Share	$0.31	$0.49	$1.49	$1.39
Depreciation and Amortization	81,950	63,261	222,389	188,788

(a)	Includes a write down of $17.2 million of inventory in connection with our exit and restructuring plan for the three and nine months ended September 30, 2005.

(b)	Includes equity in earnings of unconsolidated affiliates.
     Consolidated Revenues by Geographic Region

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
U.S.	38%	38%	38%	36%
Canada	18	15	17	17
Latin America	10	9	9	9
Europe, CIS and West Africa	15	19	16	18
Middle East and North Africa	11	11	12	12
Asia Pacific	8	8	8	8

Total	100%	100%	100%	100%

Company Results
     Revenues
     Consolidated revenues increased $282.5 million, or 35.6%, in the third quarter of 2005 as compared to the third quarter of 2004 due primarily to increased demand due to market activity, pricing initiatives and the acquisition of Precision Energy Services and Precision Drilling International. North American revenues increased $179.8 million, or 42.8%, and included increases of 37.7% and 55.4% in the U.S. and Canada, respectively. Excluding the current quarter’s acquisition, North American revenues increased $126.5 million, or 30.1%. This revenue increase was driven by both volume and pricing and outpaced the 24.8% increase in the average North American rig count. Although our U.S. operations realized robust revenue growth during the third quarter of 2005, certain of our U.S. manufacturing and distribution facilities were negatively impacted by the current quarter’s hurricane activity. Internationally, our revenues increased $102.7 million, or 27.4%, or $55.2 million, or 14.7%, excluding our acquisition, as compared to the 7.6% increase in the average international rig count. Our international revenue growth was led by increases of 43.1%, 39.4%, and 34.9% in the Middle East and North Africa region, Latin America region and Asia Pacific region, respectively. We have realized gradual pricing increases in our international markets as longer-term contracts continue to be renewed. The impact of acquisitions, positive pricing trends and activity increases were the primary contributors to the increase in revenues in the third quarter of 2005 as compared to the third quarter of 2004.
     Consolidated revenues for the first nine months of 2005 increased $622.6 million, or 27.7%, over the first nine months of 2004. Excluding the impact of our acquisition, North American revenues increased $329.2 million, or 27.6%, and included increases of 31.6% and 18.9% in the U.S. and Canada, respectively. This region’s increase in revenues outpaced the 16.4% increase in average North American rig count during the same period and was a result of increases in volume and pricing. International revenues increased $240.2 million, or 22.7%. Excluding the impact of acquisitions, international revenues increased $192.7, or 18.2%, as compared to the 8.9% increase in the average international rig count. The international revenue growth was led by increases of 29.9%, 29.8% and 25.2% in the Middle East and North Africa region, Asia Pacific region and Latin America region, respectively.
     Gross Profit
     Our gross profit as a percentage of revenues declined from 32.1% in the third quarter of 2004 to 30.5% in the third quarter of 2005. The positive impact of the higher base revenues to cover fixed costs and higher pricing were more than offset by the hurricane activity experienced in the U.S., increases in labor and raw material costs, lower margins generated by our acquired businesses and approximately $17.2 million of inventory write downs associated with the third quarter 2005 integration/reorganization plan. Our gross profit as a percentage of revenues increased to 31.6% during the nine months ended September 30, 2005 as compared to 30.9% during the nine months ended September 30, 2004. This increase is primarily volume related, with additional contributions from stronger North American and international pricing increases and changes in product mix offset by $17.2 million of inventory write downs associated with the third quarter 2005 integration/reorganization plan.
     Research and Development
     Research and development expenses increased $6.7 million, or 32.7%, and $12.3 million, or 20.7%, during the three and nine months ended September 30, 2005, respectively, as compared to the same periods of 2004. Our third quarter 2005 acquisition accounted for approximately $3.5 million of each period’s increase and the remaining increases of research and development expenditures reflect our continued focus on developing and commercializing new technologies as well as investing in our core product offerings. Research and development expense as a percentage of revenue has remained relatively consistent during the three and nine months September 30, 2005 as compared to the same periods in the prior year.
     Corporate General and Administrative
     Corporate General and Administrative expenses increased $3.5 million, or 22.2%, and $16.9 million, or 43.1%, during the three and nine months ended September 30, 2005, respectively, as compared to the same periods of the prior year. Both the three and nine months ended September 30, 2005 included increased costs associated with our acquisition and higher employee stock-based compensation expense. In addition to these factors, we incurred increased employee benefit expense and severance costs during the nine months ended September 30, 2005.
     Equity in Earnings of Unconsolidated Affiliates
     Equity in earnings of unconsolidated affiliates increased $1.6 million, or 29.9%, during the three months ended September 30, 2005 as compared to the same period of the prior year. We realized higher equity in earnings during the third quarter of 2005 due to Universal Compression’s increased quarterly earnings, offset by our reduced percentage ownership of Universal Compression.
     Equity in earnings of unconsolidated affiliates decreased from $16.6 million during the nine months ended September 30, 2004 to $13.6 million during the nine months ended September 30, 2005 due primarily to $4.0 million, our portion, of exit and debt restructuring charges incurred by Universal Compression offset by increased earnings.
     Exit Costs and Restructuring Charges
     During the third quarter, as a result of the acquisition of Precision Energy Services and Precision Drilling International, we undertook an integration/reorganization plan to combine worldwide operations, rationalize product lines, and eliminate certain products, services and locations. Furthermore, we initiated certain other reorganization activities related to our historical businesses. These plans resulted in exit costs and restructuring charges related to our historical operations of $97.3 million, $67.0 million net of tax, which consist of $1.8 million of transaction costs, $30.5 million of severance and employee benefits, $50.5 million in asset write downs including $17.2 million of inventory, $6.5 million of facility closures and $8.0 million of purchased in process research and development. Inventory write downs have been recorded as Cost of Products in the accompanying Condensed Consolidated Statements of Income while all other costs have been recorded as Exit Costs and Restructuring Charges. We anticipate incurring approximately $20.0 – $30.0 million of additional costs in the fourth quarter of 2005 associated with the reorganization. The integration/reorganization plans are expected to be completed during the first half of 2006. The following table summarizes third quarter exit costs and restructuring charges.

	Evaluation,
	Drilling &	Completion
	Intervention	& Production
	Services	Systems	Corporate	Total
		(in thousands)
Cost of Products	$17,240	$2,393	$—	$19,633
Cost of Services and Rentals	23,445	—	—	23,445
Research and Development	8,000	—	—	8,000
Selling General & Administrative	17,137	1,737	—	18,874
Corporate General & Administrative	—	—	27,306	27,306

Total	65,822	4,130	27,306	97,258
Utilized during the period	(59,910)	(1,741)	(13,190)	(74,841)

Balance as of September 30, 2005	$5,912	$2,389	$14,116	$22,417

     Debt Redemption Expense
     During the third quarter of 2005, we settled our Zero Coupon Convertible Senior Debentures and expensed $4.7 million, $3.3 million net of taxes, of unamortized issuance costs.
     Gain on Sale of Universal Common Stock
     We sold three million shares of Universal Compression common stock during the second quarter of 2004. We received net proceeds of $90.0 million and recognized a gain of $25.3 million.
     Interest Expense, Net
     Interest expense, net increased $2.1 million, or 14.2%, during the three months ended September 30, 2005 as compared to the same period in the prior year due primarily to our increased borrowings to fund the cash portion of the third quarter acquisition.
     Other, Net
     Other, net increased $8.2 million and $13.1 million during the three and nine months ended September 30, 2005, respectively, as compared to the same periods in the prior year due primarily to the sale of non-core assets and the favorable impact of fair value changes in foreign exchange and interest rate derivative instruments.
     Income Taxes
     Our effective tax rates for the third quarter of 2005 and 2004 were 20.6% and 26.5%, respectively, due primarily to $102.0 million, $70.3 million net of tax, of exit and restructuring charges and debt redemption expense incurred in the third quarter of 2005 and settlement of certain foreign tax audits on favorable terms during the period.
     Our effective tax rates for the nine months ended September 30, 2005 and 2004 were 25.1% and 23.9%, respectively. During the nine months ended September 30, 2005, we incurred $102.0 million, $70.3 million net of tax, of exit and restructuring charges and debt redemption expense and settled certain foreign tax audits on favorable terms during the period. The second quarter of 2004 includes a $25.3 million gain on sale of Universal Compression common stock with no tax effect related to the sale.
Segment Results
     Evaluation, Drilling & Intervention Services
     The acquisition of Precision Energy Services will provide or expand our existing offerings related to cased and open hole wireline, directional drilling and evaluation technologies and underbalanced systems. This segment’s third quarter 2005 results include one month of activity from this acquired business.
     Evaluation, Drilling & Intervention Services revenues increased $181.9 million, or 42.5%, in the third quarter of 2005 as compared to the third quarter of 2004. Of this increase, the North American region contributed revenue increases of $104.2 million, or 52.4%, with the U.S. and Canadian revenues increasing 36.4% and 135.2%, respectively. The acquisition of the Precision Energy Services contributed U.S. and Canadian revenues of $22.4 million and $30.8 million, respectively. The North American revenue increase of 25.6%, after excluding the impact of our acquisition, is compared to a 24.8% increase in the average North American rig count. Increases in volume and pricing were the primary contributors to this region’s revenue increase. International revenues improved $77.7 million, or 34.0%, and $48.4 million, or 21.1%, after excluding the impact of our acquisition, as compared to a 7.6% increase in the average international rig count. The most significant core international revenue growth was in the Asia Pacific region, Latin America region and Middle East and North Africa region where revenues increased 47.3%, 45.5% and 35.4%, respectively.
     Revenues in our Evaluation, Drilling & Intervention Services segment increased $371.5 million, or 30.5%, in the first nine months of 2005 as compared to the first nine months of 2004. North American revenues excluding acquisitions increased $140.4 million, or 25.1%, primarily as a result of a 16.4% increase in the average North American rig count and increases in regional prices. International revenues, excluding the impact of acquisitions, improved $148.5 million, or 22.5%, as compared to a 8.9% increase in the average international rig count. The most significant international growth was in our Europe, CIS and West Africa region and Middle East and North Africa region, where revenues increased 22.6% and 20.2%, respectively.
     Gross profit as a percentage of revenues decreased during the three months ended September 30, 2005 as compared to the same periods of the prior year. The positive impact on our margins from increased pricing and volume during the current quarter were more than offset by the increasing labor and raw material costs, the impact of the hurricanes on our U.S. operations, the impact of the acquisition and the inventory write downs of $17.2 million associated with the third quarter 2005 integration/reorganization plan. Although the acquired product lines have similar margins to our historical divisional margins in North America, the start-up nature of the operations in the Eastern Hemisphere had a negative impact on overall gross profit margins of the acquired business.
     Gross profit as a percentage of revenues increased during the nine months ended September 30, 2005 as compared to nine months ended September 30, 2004 due primarily to the increases in pricing and volume, offset by the one month impact of the acquisition and inventory write downs taken in the third quarter of 2005.
     Selling, general and administrative expenses attributable to this division as a percentage of revenues decreased during the three and nine months ended September 30, 2005 as compared to the same periods of the prior year. The percentage decline was due primarily to our higher revenue base and certain inherent fixed costs included in our selling, general and administrative expenses such as intangible asset amortization.
     Completion & Production Systems
     Revenues in our Completion & Production Systems segment increased $85.5 million, or 24.9%, in the third quarter of 2005 as compared to the same quarter of the prior year. This increase was driven primarily by higher demand for our artificial lift products and our fracturing services, which improved 37.3%. On a geographic basis, our North American revenues increased $77.7 million, or 35.9%, in the third quarter of 2005 compared to the third quarter of 2004 and included increases of 42.8% and 26.1% in the U.S. and Canada, respectively. Improvements in the region, beyond the increases in activity, were primarily due to North American pricing increases and changes in product mix. International revenues improved $7.8 million, or 6.1%, over the third quarter of 2004 and were led by revenue growth of 15.3% in Asia Pacific and 14.7% in Latin America.
     Completion & Production Systems revenues increased $234.3 million, or 24.1%, in the first nine months of 2005 as compared to the first nine months of 2004. On a geographic basis, our North American revenues increased $192.5 million, or 31.1% and included increases of 43.4% and 14.9% in the U.S. and Canada, respectively. International revenues improved $41.7 million, or 11.9%, over the first nine months of 2004 and were led by revenue growth of 28.0% and 17.8% in the Asia Pacific and the Middle East and North Africa regions, respectively. On a product line basis, the highest revenue growth was generated from artificial lift, which improved 32.6%.
     Our gross profit as a percentage of revenues increased during the three and nine months ended September 30, 2005 as compared to the same periods of the prior year. The percentage increase was due to this division’s higher revenue base, increases in pricing and a change in product mix.
     Selling, general and administrative expenses attributable to this division as a percentage of revenues decreased during the three and nine months ended September 30, 2005 as compared to the same periods of the prior year. The percentage decline was due primarily to our higher revenue base and certain inherent fixed costs included in our selling, general and administrative expenses.
     Other Operations
     Other Operations include the historical activities related to pipeline services and the August 2005 acquisition of Precision Drilling International.
     Both the increase in revenues and reduction in selling, general and administrative expenses as a percentage of revenues for the three and nine months ended September 30, 2005 as compared to the same periods of the prior year are primarily attributable to the current quarter acquisition.
     Other Operations gross profit as a percentage of revenues declined for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004. Since both the contract drilling and pipeline services revenue base is highly contractual by nature, results vary based on when contracts are signed or renewed. During 2004, we had several long-term pipeline services contracts that did not continue through 2005, which negatively impacted margins.
Discontinued Operation
     Our discontinued operation consists of our Gas Services International compression fabrication business. Included in the loss for the nine months ended September 30, 2004 were non-cash charges related to goodwill and asset impairments of $3.1 million and an income tax provision of $2.1 million to record a valuation allowance against unrealizable deferred tax assets. This business was sold during the third quarter of 2005.
Liquidity and Capital Resources
     Historical Cash Flows
     As of September 30, 2005, our cash and cash equivalents were $183.2 million, a net decrease of $134.2 million from December 31, 2004, which was primarily attributable to the following:
•	cash inflows from operating activities of $257.7 million;

•	capital expenditures for property, plant and equipment of $320.3 million;

•	acquisition of new businesses of approximately $963.4 million in cash, net of cash acquired;

•	acquisition of intellectual property of $9.2 million;

•	proceeds from the sales of assets of $9.5 million;

•	borrowings, net of repayments, on long-term debt and short-term facilities of $1,044.5 million;

•	proceeds from stock option activity of $165.1 million; and

•	cash paid for redemption of Zero Coupon Convertible Debentures of $299.1 million.
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
     The following summarizes our short-term committed financing activities and our usage and availability as of September 30, 2005:

	Facility	Expiration		Letters of
Short-term Financing Facilities	Amount	Date	Drawn	Credit	Availability
	(In millions)
364-Day Revolving Credit Facility(1)	$1,200.0	Aug. 2006	$1,032.0	$—	$168.0
2003 Revolving Credit Facility(1)	500.0	May 2006	11.1	16.9	472.0
Canadian Facility	17.1	July 2006	—	0.3	16.8

(1)	Our two revolving credit facilities contain customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio (on the 2003 Revolving Credit Facility only), a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. We are in compliance with all covenants set forth in the credit facilities. The committed revolving credit facilities do not contain any provisions that make their availability dependent upon our credit ratings; however, the interest rates are dependent upon the credit rating of our long-term senior debt.
     On August 25, 2005, we entered into a 364-Day Revolving Credit Agreement with UBS AG, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc. Under this agreement, we were allowed to borrow up to $1.2 billion to fund the redemption of our Zero Coupon Convertible Senior Debentures due 2020, the acquisition of Precision

Energy Services and Precision Drilling International, and certain possible refinancings. The facility matures August 23, 2006, and is subject to mandatory prepayments and reductions in the committed availability if we undertake certain types of capital market transactions or if we replace our existing $500 million general purpose revolving credit facility with a general purpose revolving credit facility with greater borrowing capacity. Our outstanding borrowings under this facility had a weighted average interest rate of 4.1%.
     We also have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At September 30, 2005, we had $14.4 million in short-term borrowings outstanding under these arrangements with a weighted average interest rate of 7.3%.
     We have outstanding $200.0 million of 7 1/4% Senior Notes due 2006 which are unsecured obligations. The current carrying value of $203.1 million has been included in Short-term Borrowings and Current Portion of Long-term Debt in the September 30, 2005 Condensed Consolidated Balance Sheet.
     In October 2005, we initiated a commercial paper program under which we may issue up to $1.5 billion short-term unsecured notes. As of October 30, 2005, we issued $914.0 million under this program. Proceeds were used to repay borrowings under the 364-Day Revolving Credit Facility.
     Cash Requirements and Contractual Obligations
     Our cash requirements and contractual obligations at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods are as follows:
     Letters of Credit
     We execute letters of credit in the normal course of business. While these obligations are not normally called, it should be noted that these obligations could be called by the beneficiaries at anytime before the expiration date should we breach certain contractual or payment obligations. As of September 30, 2005, we had $105.8 million of letters of credit and bid and performance bonds outstanding, consisting of $88.6 million outstanding under various uncommitted credit facilities and $17.2 million of letters of credit outstanding under committed facilities.
     In connection with the acquisition of Precision Energy Services and Precision Drilling International, we have indemnified Precision Drilling Corporation for outstanding letters of credit of $7.2 million.
     Capital Expenditures
     Our capital expenditures for property, plant and equipment, net of proceeds from tools lost down hole, are expected to be approximately $400 million to $425 million for 2005 and primarily relate to our new technologies, drilling equipment, fishing tools, tubular service equipment and the implementation of our enterprise wide software system. Capital expenditures during the nine months ended September 30, 2005 were $299.2 million, net of proceeds from tools lost down hole of $21.1 million.
     Zero Coupon Convertible Senior Debentures
     On June 30, 2000, we completed the private placement of $910.0 million face amount of Zero Coupon Debentures. These debentures were issued at $501.6 million, providing the holders with an annual 3% yield to maturity. At June 30, 2005, the holders had the option to require us to repurchase the Zero Coupon Debentures at the accreted amount which was $582.2 million. In total, $11.0 million of face value for an aggregate accreted value of $7.1 million was put to us. We settled this obligation during July 2005 by utilizing available cash on hand.
     On July 28, 2005, we called for redemption on August 29, 2005 all of the outstanding Zero Coupon Debentures. At their option, certain holders tendered for conversion an aggregate of $367.4 million principal amount at maturity. The debentures were converted to an aggregate of approximately 3.7 million of our common shares. We redeemed the remaining $531.6 million aggregate principal amount at maturity for a cost of $341.8 million. We funded $240.0 million of that amount through a borrowing on our 364-Day Revolving Credit Agreement and the remaining $101.8 million with available cash.
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
     Currency Exposure
     Approximately 45.2% of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive income in the shareholders’ equity section in our Condensed Consolidated Balance Sheets. We recognize remeasurement and transactional gains and losses on currencies in our Condensed Consolidated Statements of Income. Such remeasurement and transactional losses may adversely impact our results of operations.
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
     Tax Exposure
     On June 26, 2002, the stockholders and Board of Directors of Weatherford International, Inc. approved our corporate reorganization, and Weatherford International Ltd., a newly formed Bermuda company, became the parent holding company of Weatherford International, Inc. The realization of the tax benefit of this reorganization could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing jurisdictions. The inability to realize this benefit could have a material impact on our financial statements.
     Acquisition Integration Exposure
     In August of 2005, we acquired Precision Energy Services and Precision Drilling International. The Precision divisions purchased are substantial businesses, and integrating those businesses with our other operations and product lines will take significant focus and effort from our management and employees. The integration of this or any other acquisition we make may include unexpected costs and temporarily divert attention from our normal operations. We also cannot be certain that we will realize anticipated synergies from any acquisition.
     Drilling Industry Exposures
     Our acquisition of the international contract drilling division of Precision Drilling Corporation included 48 land rigs primarily working in the Middle East and North Africa and an extensive fleet of specialized rig transport equipment. The contract drilling business is highly competitive. Drilling contracts are generally awarded through a competitive bid process. Price competition, rig availability and the quality and technical capability of service and equipment are the most significant competitive factors. If our Precision Drilling International division is not able to compete with larger drilling companies, we may not be able to secure the most lucrative drilling contracts, which could adversely impact this division’s results of operations.
     The drilling industry historically has been cyclical, marked by periods of low demand, excess rig supply and low dayrates, followed by periods of high demand, short rig supply and increasing dayrates. We may be required to idle rigs or to enter into lower dayrate contracts during future industry downturns. Lower utilization and dayrates in one or more of the regions in which we operate would adversely affect the revenues and profitability of our

Precision Drilling International division and could result in wide fluctuations in this division’s results of operations from quarter to quarter.
     Prolonged periods of low utilization and dayrates could cause us to recognize impairment charges on our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.
     Drilling rigs are major capital assets that require significant investment to own and maintain. Our drilling contracts generally allocate to us the risk of loss of our assets in a catastrophe. Although most of our rigs are insured, we may not be able to insure them in all cases for reasonable premiums and with acceptable deductibles and other terms.
     Our contracts generally provide for a basic dayrate during drilling operations, with lower rates or no payment for periods of equipment breakdown, adverse weather or other conditions that may be beyond our reasonable control. During periods of lower dayrates, our revenues under these contracts may be materially reduced, although the cost structure is largely fixed, which could significantly reduce this division’s cash flows and profitability.
     When a rig mobilizes to or demobilizes from an operating area, a contract may provide for different dayrates, specified fixed payments or no payment during the mobilization or demobilization. In some cases, the mobilization or demobilization rates negotiated in those contracts may not match the expenses we incur in connection with mobilization or demobilization, which could negatively impact this division’s cash flows.
     Contracts to employ our drilling rigs have a term based on a specified period of time or the time required to drill a specified well or number of wells. The contract term in some instances may be extended by the customer exercising options for the drilling of additional wells or for an additional term, or by exercising a right of first refusal. An unexpected extension of an existing contract may preclude us from bidding on another contract which might have generated greater revenues.
     Certain of our Precision Drilling International division’s contracts with customers may be cancellable upon specified notice at the option of the customer. Other contracts require the customer to pay a specified early termination payment upon cancellation, which payments may not fully compensate us for the loss of the contract. Contracts customarily provide for either automatic termination or termination at the option of the customer in the event of total loss of the drilling rig or if drilling operations are suspended for extended periods of time by reason of acts of God, excessive rig downtime for repairs or other specified conditions. Early or unexpected termination of a contract may result in a rig being idle for an extended period of time without generating revenue, especially if we are not able to contract the affected rig to another party within a short period of time. During depressed market conditions, a customer may no longer need a rig that is under contract or may be able to obtain a comparable rig at a lower daily rate. As a result, customers may seek to renegotiate the terms of their drilling contracts or avoid their obligations under those contracts, which could adversely affect our results of operations and cash flows.
Bermuda Governance Risks
     We are a Bermuda exempt company, and it may be difficult for you to enforce judgments against us or our directors and executive officers. The rights of holders of our shares will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions. One of our directors is not a resident of the U.S., and a substantial portion of our assets are located outside the U.S. As a result, it may be difficult for investors to effect service of process on those persons in the U.S. or to enforce in the U.S. judgments obtained in U.S. courts against us or those persons based on the civil liability provisions of the U.S. securities laws. Uncertainty exists as to whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the U.S., against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.
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
     Our Bye-laws have anti-takeover provisions that may discourage a change of control. These anti-takeover provisions could result in a lower market price for our shares and may limit a shareholder’s ability to obtain a premium for our shares.
     Our bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors, even if the third party’s offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares and this may cause the market price of our shares to decrease significantly. These provisions also provide for:
•	directors to be removed only for cause;

•	restrictions on the time period in which directors may be nominated; and

•	the board of directors to determine the powers, preferences and rights and the qualifications, limitations and restrictions of our preference shares and to issue the preference shares without shareholder approval.
     Our board of directors may issue preference shares and determine their powers, preferences and rights and their qualifications, limitations and restrictions. The issuance of preference shares may delay, defer or prevent a merger, amalgamation, tender offer or proxy contest involving us.
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
     From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:
•	A downturn in market conditions could affect projected results. Any material changes in oil and natural gas supply and demand, oil and natural gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information we provided. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. During 2003 and 2004, worldwide drilling activity increased; however, if an extended regional and/or worldwide recession were to occur, it would result in lower demand and lower prices for oil and natural gas, which would adversely affect drilling and production activity and therefore would affect our revenues and income. We have assumed increases in worldwide demand will continue throughout 2005.

•	Availability of a skilled workforce could affect our projected results. Due to the high activity in the exploration and production and oilfield service industries there is an increasing shortage of available skilled labor. Our forward-looking statements assume we will be able to recruit and maintain a sufficient skilled workforce for activity levels.

•	Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to attain necessary raw materials or if we are unable to minimize the impact of increased raw materials costs through our supply chain initiatives or by passing through these increases to our customers, our margins and results of operations could be adversely affected.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, to obtain technologically

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

•	Nonrealization of expected benefits from our 2002 corporate reincorporation could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of our reincorporation, including improvements to our global tax position and cash flow. An inability to realize expected benefits of the reincorporation in the anticipated time frame, or at all, would negatively affect the anticipated benefit of our corporate reincorporation.

•	Nonrealization of expected benefits from our 2005 acquisition of Precision Energy Services and Precision Drilling International could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of this acquisition, including synergies and operating efficiencies. An inability to realize expected strategic advantages as a result of the acquisition, would negatively affect the anticipated benefits of the acquisition.

•	A decline in the fair value of our investment in Universal that is other than temporary would adversely affect our projected results. In the third quarter of 2002, we recorded a write-down in the carrying value of our investment in Universal. We can make no assurances that there will not be an additional decline in value of this investment. Any decline may result in an additional write-down in the carrying value of our investment and would adversely affect our results.

•	The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of September 30, 2005, we had approximately $2.8 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currencies.

•	Adverse weather conditions in certain regions could aversely affect our operations. In the summer of 2005, the Gulf of Mexico suffered several significant hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. Similarly, an unusually warm Canadian winter or unusually rough weather in the North Sea could reduce our operations and revenues from those areas during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will not deviate significantly from historical patterns.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies. Any further military action undertaken by the U.S. or other countries could adversely affect our results of operations.
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
     Assets and liabilities of which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. Approximately 45.2% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $36.8 million adjustment to increase our equity account for the nine months ended September 30, 2005 to reflect the net impact of the weakening U.S. dollar against various foreign currencies.
     As of September 30, 2005, we entered into several foreign currency forward contracts and one foreign currency option contract with notional amounts aggregating $78.3 million to hedge exposure to currency fluctuations in various foreign currencies, including the Euro, the Canadian Dollar, the Australian Dollar, the Mexican Peso, the Brazilian Real, the Thai Bhat and the British Pound Sterling. After the closing of the acquisition of Precision Energy Services and Precision Drilling International, we entered into a series of cross-currency swaps with notional amounts totaling 700.0 million Canadian dollars and total fair value of $570.8 million as of September 30, 2005. Gains and losses on these contracts are recognized currently in earnings, offsetting the impact of the change in the fair value of the asset or liability being hedged.
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
     The Company’s long-term borrowings subject to interest rate risk consist of the following:

	September 30,		December 31,
	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
6 5/8% Senior Notes due 2011	$358.3	$376.5	$359.2	$386.4
4.95% Senior Notes due 2013	256.2	246.1	256.7	249.4
     The fair value of our Senior Notes is principally dependent on changes in prevailing interest rates. We have various other long-term debt instruments of $15.5 million, but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $1,057.5 million at September 30, 2005 approximate fair value.

     As it relates to our variable rate debt, if market interest rates average 1.0% more for the remainder of 2005 than the rates as of September 30, 2005, interest expense for the remainder of 2005 would increase by $2.6 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in the Company’s financial structure.
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
     During 2004, we entered into and terminated separate interest rate swap agreements on notional amounts of $200.0 million and $150.0 million of our $250.0 million 4.95% Senior Notes. We also, at different times, entered into and terminated separate interest rate swap agreements on notional amounts of $70.0 million and $170.0 million of our $350.0 million 6 5/8% Senior Notes. Each of these tranches of agreements were terminated prior to entering into a new agreement. As a result of these terminations, we received cash proceeds, net of accrued interest, of approximately $12.8 million. The deferred gain is being amortized as a reduction of interest expense over the remaining life of the underlying debt securities. There were no interest rate swap agreements outstanding as of September 30, 2005 and December 31, 2004.
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
     On August 31, 2005, the Company acquired Precision Energy Services and Precision Drilling International. Due to the time required to integrate internal controls reporting systems, management excluded the acquired business from management’s report on internal control over financial reporting for this period. The acquired business represented approximately 23% of our consolidated net assets at September 30, 2005 and 4.0% of our consolidated operating income before exit costs and restructuring charges for the nine months ended September 30, 2005.
     Other than as discussed above, the Company’s management, including the Chairman, Chief Executive Officer, and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three and nine months period ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
     On August 31, 2005, in connection with our acquisition of the Energy Services and International Contract Drilling divisions of Precision Drilling Corporation, 26,000,000 of our common shares were issued to Precision in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
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
ITEM 6. EXHIBITS
     (a) Exhibits:

Exhibit
Number	Description
4.1	364-Day Revolving Credit Agreement, dated as of August 25, 2005, among Weatherford International Ltd. and Weatherford Liquidity Management Hungary Limited Liability Company, as Borrowers, Weatherford International, Inc., as Guarantor, and UBS AG, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc. (including form of Promissory Note thereunder) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 29, 2005).

4.2	Registration Rights, Standstill and Voting Agreement dated as of August 31, 2005, between Weatherford International Ltd. and Precision Drilling Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file No. 1-31339, filed September 7, 2005).

10.1	Indemnification Agreement, dated as of September, 29, 2005, between Weatherford International Ltd. and John R. King (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 1-31339) filed October 5, 2005).

10.2	Employment Agreement, dated as of September, 1, 2005, between Weatherford International Ltd. and John R. King (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file No. 1-31339) filed September 7, 2005).

10.3	Indemnification Agreement, dated as of September, 29, 2005, between Weatherford International Ltd. and Ian E. Kelly (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file No. 1-31339) filed October 5, 2005).

10.4	Employment Agreement, dated as of September, 1, 2005, between Weatherford International Ltd. and Ian E. Kelly (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (file No. 1-31339) filed September 7, 2005).

10.5	Indemnification Agreement, dated as of September, 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (file No. 1-31339) filed October 5, 2005).

10.6	Employment Agreement, dated as of September, 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (file No. 1-31339) filed October 5, 2005).

10.7	Agreement, dated August 31, 2005, between Weatherford International Ltd. and Precision Drilling Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 1-31339) filed September 7, 2005).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith

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
(Principal Executive Officer)

/s/ Lisa W. Rodriguez

Lisa W. Rodriguez
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 9, 2005

Index to Exhibits

Exhibit
Number	Description
4.1	364-Day Revolving Credit Agreement, dated as of August 25, 2005, among Weatherford International Ltd. and Weatherford Liquidity Management Hungary Limited Liability Company, as Borrowers, Weatherford International, Inc., as Guarantor, and UBS AG, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc. (including form of Promissory Note thereunder) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 29, 2005).

4.2	Registration Rights, Standstill and Voting Agreement dated as of August 31, 2005, between Weatherford International Ltd. and Precision Drilling Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file No. 1-31339, filed September 7, 2005).

10.1	Indemnification Agreement, dated as of September, 29, 2005, between Weatherford International Ltd. and John R. King (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 1-31339) filed October 5, 2005).

10.2	Employment Agreement, dated as of September, 1, 2005, between Weatherford International Ltd. and John R. King (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file No. 1-31339) filed September 7, 2005).

10.3	Indemnification Agreement, dated as of September, 29, 2005, between Weatherford International Ltd. and Ian E. Kelly (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file No. 1-31339) filed October 5, 2005).

10.4	Employment Agreement, dated as of September, 1, 2005, between Weatherford International Ltd. and Ian E. Kelly (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (file No. 1-31339) filed September 7, 2005).

10.5	Indemnification Agreement, dated as of September, 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (file No. 1-31339) filed October 5, 2005).

10.6	Employment Agreement, dated as of September, 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (file No. 1-31339) filed October 5, 2005).

10.7	Agreement, dated August 31, 2005, between Weatherford International Ltd. and Precision Drilling Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 1-31339) filed September 7, 2005).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith