Form 10-K
period 2005-12-31
WEATHERFORD INTERNATIONAL LTD
filed 2006-03-10
CIK 1170565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☑	Accelerated Filer	☐	Non-Accelerated Filer	☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2005 was $4,920,938,975 based upon the closing price on the New York Stock Exchange as of such date.
      Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at March 1, 2006

Common Shares, $1.00 Par Value	348,806,463
DOCUMENTS INCORPORATED BY REFERENCE
      Certain information called for by Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this annual report on Form 10-K or incorporated by reference from the registrant’s definitive proxy statement for the annual meeting to be held on May 9, 2006.

PART I

Item 1.	Business
      Weatherford International Ltd. is one of the world’s leading providers of equipment and services used for the drilling, completion and production of oil and natural gas wells. We were originally incorporated in Delaware in 1972, and as a result of our corporate reorganization in 2002, are now incorporated in Bermuda. Many of our businesses, including those of Weatherford Enterra, have been operating for more than 50 years.
      We operate in approximately 100 countries through approximately 670 service and sales locations, which are located in nearly all of the oil and natural gas producing regions in the world. We are among the leaders in each of our primary markets, and our distribution and service network is one of the most extensive in the industry.
      We conduct our operations through four principal operating divisions:

•	Evaluation, Drilling & Intervention Services — This division provides performance drilling and evaluation services, well construction, drilling tools and intervention services.

•	Completion & Production Systems — This division provides completion systems, artificial lift systems, fracturing technologies and production optimization.

•	Precision Drilling International — This division provides light, medium and heavy duty land drilling rigs, drilling and maintenance crews and supervisory personnel and camp and catering services.

•	Pipeline & Specialty Services — This division provides pipeline services.
      During the past five years we have completed key acquisitions and divestitures as a component of our strategy. In August 2005, we completed one of our most substantial acquisitions when we acquired Precision Energy Services and Precision Drilling International. Opportunities exist to accelerate the market penetration of the acquired products in the Eastern Hemisphere by utilizing our established infrastructure and to increase pull through sales with our expanded portfolio of technologies. Precision Energy Services is a global provider of cased hole and open hole wireline services, drilling and evaluation services and production services. These operations will substantially broaden our wireline and directional capabilities and will strengthen our underbalanced product lines. Precision Drilling International is a land rig contractor owning and operating 48 rigs, with a concentrated presence in the Eastern Hemisphere and Latin America. The procurement of these assets will allow us to further meet our customers’ comprehensive service needs.
      Our divestitures include the April 2000 spin-off of our Drilling Products Division to our shareholders through a distribution of the stock of our Grant Prideco, Inc. subsidiary. In February 2001, we completed the merger of essentially all of our Compression Services Division into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of Universal common stock. During 2004 and 2005, we sold our interest in Universal Compression Holdings, Inc. In 2005, we sold our non-core Gas Services International compression fabrication business. This business has been reflected as a discontinued operation in our financial statements.
      The following is a summary of our business strategies and the markets we serve. We have also included a discussion of our divisions, including a description of our products and services offered and our competitors. Divisional and geographic financial information appears in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements  — Note 21.”
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
Strategy
      Our primary objective is to provide our shareholders with above average returns on their investment through income growth and asset appreciation.
      Principal components of our growth strategy include:

•	Leveraging our worldwide infrastructure to provide existing product support, to accelerate the market penetration of the tools and technology acquired from Precision Drilling Corporation, and to introduce new products and services.

•	Further developing and commercializing our production-enhancing products and services, such as our underbalanced, wireline and intervention services, production optimization systems and expandable technology. These products and services either help increase well productivity, lower development costs or both. They also allow us to capitalize on important secular trends such as the maturation of the world’s major hydrocarbon reserves and the growth of deepwater activity.

•	Continue enhancing our existing products and service offerings in our historical core market segments to maintain our leading position in the markets in which we operate.
Markets
      We are a leading provider of equipment and services to the oil and natural gas exploration and production industry. Demand for our industry’s services and products depends upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of wells, the number of well completions and the level of workover activity worldwide.
      During the mid-1980’s, the drilling industry contracted sharply, correcting a condition of significant over capacity that existed in the supply of oilfield service and equipment. For the last 20 years, global rig count has cycled up and down with factors such as world economic and political trends that influence supply and demand for energy, the price of oil and natural gas and the level of exploration and drilling for those commodities.
      The majority of worldwide drilling activity, as measured by rig counts, has historically been concentrated in North America. Over time, activity in North America has become increasingly driven by natural gas consumption on the continent, particularly in the U.S. The percentage of the U.S. rig count dedicated to natural gas drilling has increased from approximately 50% in the early 1990’s to approximately 84% in late 2005. Canada has experienced a similar trend, with rigs drilling for natural gas increasing from less than 40% seven years ago to over 80% by the end of 2005. A primary reason for the increasing emphasis on natural gas drilling is that North American gas wells have very high production decline rates, so that significant numbers of new wells need to be drilled over time to maintain ongoing natural gas production at desirable levels. Changes in the balance of energy demand and the supply of natural gas affect natural gas storage levels, commodity prices and the volatility of North American drilling activity. In 2005, the North American rig count reached a new recent high, averaging 1,844 for the year, 23% above the previous high in 2001 and 126% above the lowest annual average of the last 15 years, 816, which occurred in 1992.
      Over the last decade, drilling and completion activity has grown faster in international markets than in North America. According to Spears & Associates, in 2005 approximately 40% of the worldwide drilling and completion expenditures occurred in international markets (excluding Russia and China). Drilling activity outside North America tends to be less volatile than the North American market. Most contracts span two to three years due to the significant investment and complexity surrounding international projects. Drilling decisions relating to these projects therefore tend to be evaluated and monitored with a longer-term perspective in regard to oil and natural gas pricing. Additionally, the international market is dominated by major oil companies and national oil companies, which tend to have longer-term objectives than the typical independent producer in North America. In the last 15 years, the non-North American average annual rig count has cycled between a high of 915 in 1991 and a low of 588 in 1999. In 2005, the annual international rig count averaged 891. Since 1999, the international market has recovered slowly; however, we believe the geological future of the industry is in both international markets and deepwater because of the maturity and declining production of North American fields.
      Historically, the majority of our business was concentrated in the U.S. and Canada. In the late 1990’s, we began a concerted program to expand our operations and shift more of our business internationally by utilizing the strength of Weatherford Enterra’s international presence to introduce new and existing products and services into these markets. Today, we operate in approximately 100 countries in the major oil and natural gas producing areas of North and Latin America, Europe, Africa, Russia, Commonwealth of Independent States, China, Southeast Asia and the Middle East. In 1998, our revenue split was 64% North America and 36% international. In 2005, our revenue split was 55% North America and 45% international.
      In 2005, our Evaluation, Drilling & Intervention Services Division generated approximately 50% of its revenues outside North America, and our Completion & Production Systems Division generated approximately 33% of its revenues from the same regions. Our Pipeline & Specialty Services and Precision Drilling International Divisions generated approximately 80% and 100%, respectively, of their revenues outside North America. With the increasing importance of international oil production, we continue to focus on growth in international markets.
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
Evaluation, Drilling & Intervention Services Division
      Our Evaluation, Drilling & Intervention Services Division provides products and services used by oil and natural gas companies, drilling contractors and other service companies to explore for, drill for, work-over and produce oil and natural gas. The division is a combination of Weatherford’s former Drilling Services Division and Precision Energy Services, a significant acquisition in 2005 that strengthened our offering and expertise in directional drilling, open hole and cased hole wireline services, and well testing.
      We estimate approximately 60% of the products and services offered by this division are used in the initial drilling and completion of oil and natural gas wells. The remainder of the products and services are used in connection with the production phases of wells, including maintenance, re-drilling, re-completion and other remediation and well intervention operations.
      The Division is separated into two primary business units: 1) Performance Drilling & Evaluation Services, and 2) Well Construction & Intervention Services, which focuses on the continued supply of products and services to our established market segments, including drilling tools, tubular running services, well construction systems, and fishing and re-entry services.

Performance Drilling & Evaluation Services
      This business unit concentrates on our emerging markets, including drilling services, wireline services, Controlled Pressure Drilling® (“CPD”®) and well testing services, and geoscience services, and adds the new measurement component of formation evaluation to our more traditional mechanical capabilities.

      Directional Drilling — Directional drilling uses equipment and engineering to intentionally change the direction of a wellbore. This helps enhance drilling efficiency and circumvent formations or obstructions to reach the pay zone. Directional drilling services are necessary for the industry’s increasing trend toward deviated wells, re-entry and infill drilling applications. Through the acquisition of Precision Energy Services, we now supply a range of specialized, patented equipment for directional drilling, including:

•	Measurement while drilling (“MWD”) and logging while drilling (“LWD”): MWD and LWD measure, respectively, wellbore trajectory and formation properties operating in real-time while the well is being drilled. We have three significant market differentiators in this sector: 1) The Hostile Environment Logging (“HEL”tm) MWD system, specifically designed for deepwater and high temperature/high pressure environments. 2) The Precision EMpulsetm System, a combination electromagnetic and mud pulse downhole data communications system that provides drilling data in an environment where traditional signal transmissions were potentially not possible, such as underbalanced drilling. 3) The PrecisionLWDtm system, which contains the latest generation measurement technology, which yields some of the fastest logging speeds, highest temperature and highest pressure ratings in the world. In 2005, we logged the world’s deepest offshore well at +34,000 feet and +29,000 psi, demonstrating that we have a system that can operate reliably in challenging environments.

•	Rotary steerable systems (“RSS”): The RSS allows wellbore trajectory to be controlled while drilling with continuous rotation of the drill string to the surface. These systems are crucial for enabling long, step-out, directional wells and for reducing completion-running complications due to abrupt hole-angle changes caused by conventional drilling methods. A key differentiator for us is the full range of rotary steerable systems, including the Revolution® system. The Revolution system is an automated downhole assembly that provides precise wellbore steering while maximizing rate of penetration. It is the world’s first, small point-the-bit 4 3/4-inch rotary steerable system.

•	Directional drilling services: These services including surveying and drilling motors plus associated equipment, along with experienced personnel for directional and horizontal drilling design and operations.
      The Precision acquisition added the Hardy Road Technology Center, which supports our directional drilling capabilities. This state-of-the-art facility houses qualified engineers, scientists and technicians, all focused on developing technologies for the high temperature MWD and LWD market with respect to land-based as well as deepwater drilling markets. We also acquired a portfolio of patents and patent applications directed to key aspects of its MWD, LWD and rotary steerable services. These patents cover key aspects of technology in LWD nuclear and resistivity measurements, electromagnetic telemetry and the Revolution® rotary steerable system. We also now hold a worldwide, exclusive license to electromagnetic telemetry patents and patent applications for use in MWD services.
      Controlled Pressure Drilling® — CPD helps clients safely increase the profitability of their reservoirs’ assets at less lifecycle cost by enhancing drilling and reservoir performance through a portfolio of products and services. Weatherford’s CPD offerings are provided through three disciplines: 1) Underbalanced Reservoir Drilling, 2) Performance Drilling, and 3) Managed Pressure Drilling.
      Underbalanced Reservoir Drilling is used in development, exploration and mature field applications to minimize formation damage and maximize productivity. We believe that, in the future, many older fields and reservoirs cannot be economically drilled other than through the use of underbalanced drilling. Underbalanced Reservoir Drilling is defined as drilling with bottomhole pressure that is designed and maintained below reservoir pressure to intentionally invite fluid influx. This permits the reservoir to flow while the drilling takes place, thereby protecting the formation from damage by the drilling fluids.
      Traditional drilling methods, on the other hand, use weighted drilling fluids that not only prevent the flow of hydrocarbons during drilling but permeate the formation, sometimes causing significant formation damage and limiting the production of hydrocarbons. One of the differentiators of our Underbalanced Reservoir Drilling offerings is our Suitable Underbalanced Reservoir Evaluation (“SURE”) Process. Our SURE

Process uses various engineering and software tools to enhance a client’s ability to assess underbalanced drilling prospects suitability.
      Our Performance Drilling business applies reduced density fluid systems to drill sub-hydrostatically. Performance Drilling is used primarily in hard rock applications to reduce drilling costs by increasing rate of penetration. We offer a variety of fluids, including air drilling systems, mist drilling systems, foam drilling systems, including our patented Trans-Foam®Recyclable Drilling Fluid System and aerated fluid drilling systems.
      Our Managed Pressure Drilling (“MPD”) business is an advanced form of primary well control that uses a closed, pressurized fluid system that more precisely controls the wellbore pressure profile than mud weight adjustments alone. The main objective of MPD is to optimize drilling processes by decreasing non-productive time and mitigating drilling hazards.
      A full range of downhole equipment, such as high temperature motors, wireline steering tools, drill pipe, air rotary hammer drills, casing exit systems, downhole deployment valves and downhole data acquisition equipment, make our product offering unique. Another is surface equipment, such as specifically designed self-contained mobile or skid-mounted compression and nitrogen membrane or passive exhaust gas generation systems, rotating control heads to control well pressure while circulating drilling mediums during drilling, skid-mounted separators to separate oil, natural gas, drilling media and cuttings, choke manifolds and solids recovery systems.
      In 2005, Weatherford completed more than 4,000 Underbalanced Reservoir Drilling, MPD and Performance Drilling jobs around the world. This includes the first MPD job in the Gulf of Mexico.
      Drilling-with-casing (“DwC” tm) Systems — This technique allows operators to simultaneously drill, case and evaluate oil and natural gas wells. Our DwC technique eliminates downhole complexity, reducing expensive rig modifications and the number of trips downhole. Consequently, well construction is simplified, and productivity can be improved when drilling through the reservoir. Our DwC offerings include drillshoe systems, XpandaBit, liner drilling systems, torque head top drive casing, reamer tools and centralizers. At the end of 2005, we had run more than 500 DwC jobs to date.
      Wireline Services — Wireline services are used to measure the physical properties of underground formations to help determine the location and potential deliverability of oil and gas in a reservoir. Wireline services are provided from surface logging units, which lower tools and sensors into the wellbore mainly on a single or multiple conductor wireline. However, other conveyance methods are also available. As the wireline pulls the tools through the wellbore, log measurements are gathered and relayed through the wireline cable to a computerized surface data acquisition and processing system. These systems are an integral component of each wireline unit.
      The provision of wireline services is divided into three categories; open hole, cased hole and slickline services.
      Open hole logging assists in locating oil and gas by measuring certain characteristics of geological formations and providing permanent records called “logs.” Open hole logging may be performed at different intervals during the well drilling process or immediately after a well is drilled.
      This logging data provides a valuable benchmark to which future well management decisions may be referenced. The open hole sensors and tools are used to determine well lithology and the presence of hydrocarbons. Formation characteristics such as resistivity, density and porosity are measured using electrical, nuclear, acoustic, magnetic and mechanical technologies. This data is then used to characterize the reservoir and describe it in terms of porosity, permeability, oil, gas, or water content and an estimation of productivity. This information can be further refined at a later time in one of our log interpretation centers. Wireline services can relay this information from the wellsite on a real time basis via a secure satellite transmission network and secure internet connection to the client’s office for faster evaluation and decisions.
      Most of our open hole tools and sensors are proprietary. Our unique offering is a reliable, cost-effective system known as the Compacttmsuite of tools. The tool’s design, which is smaller, slimmer and easier to handle, enables high quality logging data to be acquired more efficiently than the current competitor’s offering. As a result, the focus of open hole wireline research and engineering has been on developing new and/or improved downhole sensors for the Compacttm and standard logging suites. Compact tools can be conveyed on wireline or using an array of conveyance alternatives such as, tractors or coiled tubing.
      Cased hole logging is performed at various times throughout the life of the well and includes perforating, completion logging, production logging and casing integrity services. After the wellbore is cased and cemented, the cased hole division can perform a number of different services. Perforating creates the flow path between the reservoir and the wellbore. Production logging may be performed throughout the life of the well to measure temperature, fluid type, flow rate, pressure and other reservoir characteristics. This helps the operator analyze and monitor well performance and determine when a well may need a workover or further stimulation. In addition, cased hole services may involve wellbore remediation, which could include the positioning and installation of various plugs and packers to maintain production or repair well problems and casing inspection services that looks for internal or external abnormalities in the casing string. Some of our cased hole tools are proprietary.
      Slickline, which uses a solid steel or braided non-conductor line, in place of a single or multiple conductor braided line used in electric logging, is used primarily in producing wells for running downhole memory tools, manipulating downhole production devices and fishing services.
      Through the acquisition of Precision Energy Services, we now have a total of more than 430 wireline units that can be deployed from our service centers in Canada, the U.S., and internationally.
      Well Testing — Well testing uses specialized equipment and procedures to obtain essential information about oil and gas wells after the drilling process is complete. Typical information derived may include reservoir performance, reservoir pressure, permeability, porosity and formation fluid composition.
      A related application is our separation business that supplies personnel and equipment on a wellsite to recover a mixture of solids, liquids and gases from oil and gas wells. These services are used during drilling, post stimulation or after re-completion to clean up wells. The operator requires a well to be properly cleaned up prior to undertaking a well test to ensure that the true deliverability of the well is attained and that debris and spent stimulation chemicals do not ultimately flow to the process plant.
      Geoscience Services — Geoscience services provided by geologists, geophysicts, and drilling, completion, production and reservoir engineers, serves as the interdisciplinary bridge across our diverse product lines to support customer efforts to maximize their oil and gas assets for the ‘life of the well’ — from well planning, through drilling, evaluation, completion, production enhancement and finally abandonment.
      Major computing centers in Calgary and Houston, along with branches in Europe, Middle East and South America, use the latest internet technology to deliver data to our customers — from real time (LWD) “geosteering” for critical well placement decisions to ongoing reservoir monitoring with permanent “intelligent completion” sensors. We provide advanced reservoir solutions by incorporating open hole, cased hole and production data.
      One of our businesses, Hycal Energy Research Laboratories, Ltd., specializes in advanced core and fluid analysis, formation damage and phase behavior to optimize production. Another business, our proprietary SURE process, is a systematic evaluation to determine whether candidates are suited for special underbalanced and multilateral drilling techniques to reduce formation damage and improve deliverability before the prospect is drilled.

Well Construction & Intervention Services
      This business unit focuses on our more traditional mechanical capabilities and spans tubular running, a full line of cementing products, liner systems, solid tubular expandable technologies, drilling tools and well services.
      Tubular Running Services — These services consist of a wide variety of tubular connection and installation services for the drilling, completion and workover of an oil and natural gas well. We are a significant market leader in tubular running services worldwide. We offer an integrated package of total tubular services management that allows our customers to receive all of their tubular handling, preparation, inspection, cleaning and wellsite installation needs from a single source. We are a leader in rig mechanization technology used for the installation of tubing and casing and offer various products and services to improve rig floor operations by reducing staffing requirements, increasing operational efficiency and improving safety. We offer computerized torque monitoring and testing services to ensure the integrity of tubular connection makeup. We also specialize in critical service installations where operating conditions, such as offshore, and/or metallurgical characteristics call for specific handling technology. Finally, our tubular running services include high-grade completion equipment installation services as well as cementation engineering services.
      Cementation Tools — Cementing operations are one of the most important and expensive phases in the completion of a well. According to Spears & Associates, we are the world’s leading producer of specialized equipment that allows operators to centralize the casing throughout the wellbore and control the displacement of cement and other fluids. Our cementing engineers also analyze complex wells and provide detailed recommendations to help optimize cementing results. Our cementing products group also works closely with our Completion & Production Systems Division in designing integrated completion systems. Our cementing product line includes the following:

•	Centralizer Placement Software — Software for calculating centralizer spacing and type for optimum standoff.

•	Centralizers — A comprehensive range of products for varying applications and well conditions.

•	LoDRAGtm and LoTORQtm Centralizers — Mechanical friction-reduction systems for extended reach drilling and underpressured conditions where differential sticking risk is high.

•	Flow Enhancement Tools — Tools that improve cement placement.

•	Float Equipment — Drillable shoes and collars with float valves that provide higher flow rates.

•	Other Equipment — Cement baskets, guide shoes, retainers and bridge plugs, multiple stage tools and cementing plugs.
      Liner Systems — Liner hangers allow strings of casing to be suspended within a wellbore without having to extend the casing to the surface. Most directional wells include one or more liners to optimize casing programs. We offer both drilling and production liner hangers. Drilling liners are used to isolate areas within the well during drilling operations. Production liners are used in the producing area of the well to support the wellbore and to isolate various sections of the well. Our inflatable packer product line is used to service liner systems and includes annulus casing packers, inflatable production packers and inflatable straddle packer assemblies. We also offer specialized high pressure, high temperature, high performance inflatable thru-tubing and completion packers.
      Solid Tubular Expandable Technologies — Proprietary expandable tools are also being developed for downhole solid tubular applications in well remediation, well completion and well construction. Our solid tubular expandable products include expandable liner hangers, used to create liners and seals, and MetalSkintm, used for well cladding to shut off zones, retro-fit corroded sections of casing and strengthen existing casing. Solid Tubular Expandables utilize both fixed cone and our compliant roller expansion technology. We currently expect to commercialize additional solid expandable applications during 2006 for well construction purposes, including open hole MetalSkintm clads for controlling unwanted fluid loss or influx, and slimbore drilling liners. Slimbore and, ultimately, monobore liner systems are designed to allow significant cost reductions by reducing consumables for drilling and completion of wells, allowing smaller rigs to be used and reducing cuttings removal needs. The benefits are derived because of expandable technologies’ potential to significantly reduce or eliminate the reverse-telescoping inherent in traditional well construction.
      Drilling Tools — We design and manufacture patented tools, including our drilling jars, rotating control heads and other pressure control equipment. We also offer a broad selection of in-house or third-party manufactured equipment for the drilling, completion and workover of oil and natural gas wells. We offer these proprietary and non-proprietary drilling tools to our customers, primarily operators and drilling contractors, on a rental basis, allowing the customer to utilize unique equipment without the cost of holding that equipment in inventory.
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
      Intervention Services — Our intervention services helps clients repair wells that have mechanical problems or that need work to prolong production to retrieve remaining oil and natural gas reserves. Our intervention products and services span the spectrum of fishing services, re-entry services, and thru-tubing products and services.
      Fishing Services — Fishing services are provided through teams of experienced fishing tool supervisors and a comprehensive line of fishing tools. Our teams provide conventional fishing services such as removing wellbore obstructions, including stuck or dropped equipment, tools, drill string components and other debris, that were left behind unintentionally during the drilling, completion or work-over of new and old wells. Specialty fishing tools required in these activities include fishing jars, milling tools, casing cutters, overshots and spears. Fishing services also provides well patches and extensive plug and abandonment products.
      Reentry Services — Our reentry services include casing exit services and advanced multilateral systems. Conventional and advanced casing exit systems allow sidetrack and lateral drilling solutions for customers who either cannot proceed down the original well track or want to drill lateral wells from the main or parent wellbore. An example is Weatherford’s QuickCuttmSingle Trip Casing Exit System, which mills windows in half the conventional time and reduces drilling time in difficult to drill formations. As of December 2005, we had run more than 750 QuickCut systems around the world. In addition, advanced multilateral systems, including selective reentry systems (“SRS”tm), allow numerous sidetracks from parent wellbores, pre-milled windows utilizing patented “key way” technology and advanced multilateral junction solutions.
      Thru-tubing Services — Thru-tubing services are used in well re-entry activity that allow operators to perform complex drilling, completion and cementing activities from existing wellbores without removing existing production systems. Thru-tubing services and products include drilling motors, casing exits, fishing and milling, zonal isolation and other well remediation services. In 2005, we launched our PowerStroketm Milling System. The PowerStroke System helps operators remediate wells using existing wellbore infrastructure, a benefit that can save up to 60-70% when compared to the cost of drilling new wells.

Competition
      We provide Evaluation, Drilling & Intervention Division’s products and services worldwide, and we compete in a variety of distinct segments with a number of competitors. Our major competitors are Baker Hughes, Halliburton, Schlumberger, Smith International and BJ Services. We also compete with other regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on a number of factors including performance, safety, quality, reliability, service, price, response time and in some cases, breadth of products. We believe we are the industry leader in Controlled Pressure Drilling® (CPD®) Services, underbalanced services, and tubular running services, a serious contender in the wireline and directional drilling and well testing markets, and one of the largest providers of drilling products and cementation products in the world.

Completion & Production Systems Division
      Our Completion & Production Systems Division provides completion systems, all forms of artificial lift systems, fracturing technologies and production optimization.

Completion Systems
      We offer our customers a comprehensive line of completion products as well as engineered and integrated completion systems for oil and natural gas fields. These products and services include:
      Cased Hole Completion Systems — These systems are incorporated into the tubing string used to transport hydrocarbons from the reservoir to the surface. We offer a wide range of devices used to enhance the safety and functionality of the production string, including permanent and retrievable packer systems, sub-surface safety systems, flow controls and tool string, specialized downhole isolation valves and associated servicing equipment.
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
      The Completion & Production Systems Division also operates the water well and industrial screen business of Johnson Screens, which we acquired in 2001. Served markets include water well, petrochemical, polymer/extrusion, mining and general industrial applications.
      Expandable Sand Screens (“ESS”tm) — Our Expandable Sand Screen systems are proprietary step-change sand control devices that reduce cost and improve production. The ESS consists of three layers, including slotted base pipe, filtration screens and an outer protective shroud. The ESS can be expanded utilizing a fixed cone and/or our proprietary rotary expansion system. This system enables the ESS to be compliant with the walls of the well, which aids productivity because it stabilizes the wellbore and prevents sand from migrating into it. The ESS can replace complex gravel packing techniques in many sand control situations. In August 2005, we installed our 400th expandable system. We also have combined our ESS and MetalSkintm Solid Expandable technology to apply expandable reservoir completions to multizone factors, combining open hole productivity with cased hole functionality.
      Production Chemical Systems — Engineered Chemistrytm combines proprietary chemical solutions with internally developed oilfield equipment technologies. Our high-performance chemistry solutions include custom tailored chemical solutions for production, refining, completion, water treatment and other industrial processes, a total service package — product selection, application and optimization, precise formulations and multi-functional chemical formulations that include the only formulas certified for capillary injection.

Artificial Lift Systems
      Artificial lift systems are installed in oil wells and to a lesser extent, natural gas wells that do not have sufficient reservoir pressure to raise the produced oil or natural gas to the surface and need to supplement the natural reservoir pressures to produce oil or natural gas from the well. There are six principal types of artificial lift technologies used in the industry. We are the leading producer of artificial lift systems and the only company in the world able to provide all forms of lift including progressing cavity pumps, reciprocating rod systems, gas lift systems, electrical submersible pumps, hydraulic and other lift systems.
      Progressing Cavity Pumps — A progressing cavity pump (“PCP”) is a downhole pump controlled by an above-ground electric motor system connected to the downhole pump via a coupled rod or continuous rod string. These pumps are among the most operationally efficient and are designed to work in wells of depths up to 6,000 feet with production between 10 to 4,500 barrels of oil per day. We are also developing high temperature progressing cavity pumps for steam assisted gravity drilling (“SAGD”) applications. PCPs have had particular success in heavy oil producing basins around the world.

      Reciprocating Rod Lift Systems — A reciprocating rod lift system is an artificial lift pumping system that uses an above-ground mechanical unit connected to a sucker rod and a downhole pump. It uses an up and down suction process to lift the oil from the reservoir. Reciprocating lift is used primarily for the production of oil from wells of depths up to 14,000 feet and production rates from 20 to 8,000 barrels per day. Reciprocating lift systems are generally more expensive to install than other systems but less costly to operate. We offer a complete package of products for rod lift applications ranging from traditional pump jacks to the state-of-the-art RotaFlex® long stroke pumping unit, as well as all downhole components, including the Corod® continuous rod, traditional sucker rods and tubing anchors.
      Gas Lift Systems — Gas lift is a form of artificial lift that uses natural gas to lift oil in a producing reservoir to the surface. The process of gas lift involves the injection of natural gas into the well through an above-ground injection system and a series of downhole mandrels and gas lift valves in the production tubing string. The gas injected into the system is either produced from and reinjected into the well, or is injected from gas produced from nearby wells. The injected gas acts as the lifting agent for the oil. Gas lift systems are used primarily for offshore wells and those wells that have a high component of gas in the produced fluid or have a gas supply near the well. Gas lift systems are designed to operate at depths up to 15,000 feet with volumes up to 20,000 barrels of oil per day.
      Electrical Submersible Pumps — An electrical submersible pump (“ESP”) is a pump and electric motor placed downhole near the producing reservoir that is driven by an electric motor controller and supply system above ground. ESPs are designed to operate at depths of 9,000 to 12,000 feet with volumes from 800 to 20,000 barrels per day. Prior to 1999, we did not provide ESPs to the industry. In 2002, we began manufacturing and distributing our own proprietary line of ESP systems.
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
      We offer a variety of hybrid artificial lift systems which are engineered for special applications and may incorporate two or more of the artificial lift methods described above.

Fracturing Technologies
      Hydraulic reservoir fracturing (“fracturing”) is a stimulation method routinely performed on oil and natural gas wells with low-permeability reservoirs to increase productivity and oil and gas recovery. Current operations are located in most major fracturing markets within the U.S. Its three differentiating features are: 1) cutting-edge equipment standardized to control inventory, maintenance and training costs; 2) robust chemical product portfolio with a focused research and development approach; and 3) a premier workforce with a shared desire to provide the most efficient and effective operations.

Production Optimization
      Production optimization is the process of increasing production, reducing production costs, or both, of oil and natural gas fields. The ultimate goal is to assist operators in making better decisions that maximize profits through improved well productivity management. One of the major benefits of production optimization is that more production can be achieved through the existing infrastructure, deferring capital spending on the debottlenecking processes.
      We were one of the first companies to provide complete artificial lift well optimization services and products. We now offer proprietary software that works with artificial lift and intelligent completion systems to remotely monitor and control wells, as well as optimize field production, from a central location. Our systems are used in more than 40,000 wells worldwide.
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
      In November 2005, our optical sensors surpassed the one-million mark for cumulative hours of run time. In addition, over one million feet of installed optical cable now support pressure/temperature, single and multiphase flowmeter, distributed temperature system (“DTS”), and seismic (“Clarion”®) sensors. This milestone is further augmented by a record 100 optical pressure/temperature sensors installed in over 90 wells, further demonstrating the acceptance of optical technology for use in permanent downhole applications. The system’s acceptance is due to the reliability of the fiber and cane technology, which is used in the sensors. The system also has the ability to integrate different types of in-well production measurements, including distributed temperature sensing and multi-phase flow measurements.
      Work Processes — We provide tools for optimizing work flow. These software tools assist the operators in tracking the needed operations to manage the field optimally. Tasks such as chemical injection, well workovers and injection allocation can easily generate unnecessary expenses by misprioritization of tasks, poor record-keeping and lack of analysis of the effectiveness of the total field operations. Our experienced consultants, coupled with advanced software tools, provide the operators with real-world answers on how to optimize the entire field’s operations.

Competition
      In our Completion & Production Systems Division, our principal competitors include Baker Hughes, Halliburton, Schlumberger and BJ Services. We also compete with various smaller providers of completion equipment. In the area of intelligent wells, our main competitors are Schlumberger, Baker Hughes and WellDynamics. Robbins & Myers, Harbison Fischer, Lufkin, National-Oilwell Varco and Dover Corporation are competitors exclusive to our artificial lift products. Competition in hydraulic reservoir fracturing includes principal competitors noted above and several regional companies. The principal methods of competition are performance, quality of products and services, reliability, price, technological innovation and industry reputation. According to Spears & Associates, we are a leading provider of completion equipment in the world and the world’s largest provider of progressing cavity pumps, reciprocating rod lift pump systems and hydraulic lift systems and are the only fully integrated provider of all lift systems.
Precision Drilling International
      Our land drilling business was acquired in 2005 and is being operated under the name Precision Drilling International (“PDI”). This business consists of a total of 48 rigs, of these, 19 are heavy duty land drilling rigs and 29 are light and medium drilling rigs. Our rigs operate in Kuwait, Saudi Arabia, Oman, Egypt, India,

Mexico, the Persian Gulf, Australia and Venezuela. We also own an extensive fleet of specialized rig transport equipment.
      Key market advantages include established businesses complete with high quality equipment and, more importantly, experienced senior management and long serving, indigenized field personnel. Of particular interest to us was the credibility added to our Middle East presence where the newly acquired business has been operating for over 40 years and the potential for future jobs to combine this business with our Evaluation Drilling & Intervention Services Division products and services for national oil companies.
Pipeline and Specialty Services
      We provide a range of services used throughout the lifecycle of pipelines and process facilities, onshore and offshore. Our pipeline group can meet all the requirements of the pipeline, process, industrial and energy markets worldwide. We also can provide any service (or package of services) carried out on permanently installed customer equipment that involves inspecting, cleaning, drying, testing, improving production, running or establishing integrity from the wellhead out.
Properties
      Our operations are conducted in approximately 100 countries. We currently have 85 manufacturing facilities and approximately 670 sales, service and distribution locations throughout the world. The following table describes the material facilities we owned or leased as of December 31, 2005:

	Facility	Property
	Size	Size		Principal Services and Products
Location	(Sq. Ft.)	(Acres)	Tenure	Offered or Manufactured

Evaluation, Drilling & Intervention Services:
Pearland, Texas	261,927	60.64	Owned	Fishing, drilling equipment
Hassi Messaoud, Algeria	200,229	19.99	Leased	Fishing, liner hangers, underbalanced services
Houma, Louisiana	175,000	13.00	Owned	Cementing products
Houston, Texas(1)	173,000	18.19	Owned	Research and development
Forus, Norway(1)	153,654	11.40	Leased	Downhole services, well installation services, drilling equipment, thru tubing, cementing, fishing, re-entry, well intervention, completion systems
Nisku, Alberta, Canada	149,193	27.79	Owned	Drilling equipment, fishing, wireline, underbalanced services
Perth, Australia(1)	120,878	2.77	Leased	Well installation services, fishing, drilling equipment, completion systems
Neuquen, Argentina(1)	107,639	3.70	Leased	Well installation services, downhole and underbalanced services, fishing, cementing, drilling equipment
Benbrook, Texas	95,000	3.89	Owned	Product development
El Yopal, Colombia	85,078	2.61	Owned	Cementing, drilling equipment, fishing, tubulars
Ventura, California	81,355	4.53	Leased	Power tong equipment, well service work-over equipment
Hadhramout, Yemen	80,000	8.20	Leased	Liner hangers, downhole services, underbalanced services
Corpus Christi, Texas	78,262	8.20	Owned	Fishing, drilling equipment, rotating control heads

	Facility	Property
	Size	Size		Principal Services and Products
Location	(Sq. Ft.)	(Acres)	Tenure	Offered or Manufactured

Langenhagen, Germany(1)	71,834	3.41	Leased	Power and mechanized equipment, control systems, cementing products, completion systems, research and development
Darwin, Australia(1)	71,688	1.65	Leased	Well installation services, fishing, drilling equipment, completion systems
Macaé, Brazil	66,908	11.68	Owned	Well installation, downhole and underbalanced services and cementing, completion and artificial lift products
New Plymouth, New Zealand	60,257	33.08	Owned	Fishing services, inspection services, liner hangers, tubular running services, underbalanced systems
Completion & Production Systems:
New Brighton, Minnesota	211,600	25.75	Owned	Water well and industrial screens
Aberdeen, Scotland	148,379	8.67	Leased	Expandable slotted tubulars
Houston, Texas	130,000	14.00	Owned	Sand screens
Woodward, Oklahoma	118,000	49.58	Leased	Reciprocating rod and hydraulic lift
Huntsville, Texas(1)	112,648	20.00	Owned	Liner hangers, packers, completion systems
Edmonton, Alberta, Canada	108,797	11.34	Owned	Reciprocating rod lift, progressing cavity pumps
Greenville, Texas	108,300	26.43	Owned	Reciprocating rod lift, electric submersible pumps
Nisku, Alberta, Canada	104,000	7.40	Owned	Reciprocating rod lift
Sao Leopoldo, Brazil	103,490	9.46	Owned	Progressing cavity pumps
Brisbane, Australia	98,658	4.04	Leased	Water well and industrial screens
Colorado Springs, Colorado	94,000	60.62	Owned	Reciprocating rod lift, electrical submersible pumps
Leetsdale, Pennsylvania	92,559	4.00	Leased	Drilling fluids, completion chemicals
Caxias do Sul, Brazil(1)	88,899	17.26	Owned	Packers, liner hangers
Kingwood, Texas	83,500	10.47	Leased	Well optimization equipment
Availles-en-Chatellerault, France	79,793	11.58	Leased	Screen fabrication
Scott, Louisiana	79,713	15.59	Owned	Tools for flow control, cased hole, safety valves
Longview, Texas	79,086	17.63	Owned	Reciprocating rod lift
Lloydminster, Alberta, Canada	77,700	6.81	Owned	Progressing cavity pumps
Rio Tercero, Argentina	77,611	7.11	Owned	Reciprocating rod and gas lift
New Iberia, Louisiana(1)	69,804	18.80	Owned	Liner hangers, sand screens, completion systems
Rio de Janeiro, Brazil	67,823	2.70	Leased	Pumping units
Newcastle, Australia	67,576	4.35	Owned	Mining and urethane screens
Corporate:
Houston, Texas	254,438	—	Leased	Corporate offices

(1)	Facility is shared by both our Evaluation, Drilling & Intervention Services and Completion & Production Systems Divisions.

Other Business Data

Raw Materials
      We purchase a wide variety of raw materials as well as parts and components made by other manufacturers and suppliers for use in our manufacturing. Many of the products sold by us are manufactured by other parties. We are not dependent on any single source of supply for any of our raw materials or purchased components; however, the loss of one or more of our suppliers in our Completion & Production Systems Division could disrupt production.

Customers and Backlog
      Our principal customers consist of major and independent oil and natural gas producing companies. During 2005, 2004 and 2003, none of our customers individually accounted for more than 10% of consolidated revenues.
      Our backlog consists of customer orders for which a purchase order has been received, satisfactory credit arrangements exist and delivery is scheduled. The respective sales backlog was approximately $294 million as of December 31, 2005 and approximately $251 million for the comparable period in the prior year. All backlog is expected to be shipped during 2006.

Research and Development and Patents
      We maintain world-class technology and training centers in Houston, Texas, Fort Worth, Texas and Aberdeen, Scotland whose activities are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and enhanced reservoir productivity. Our expenditures for research and development totaled $107.4 million in 2005, $83.6 million in 2004 and $82.4 million in 2003.
      As many areas of our business rely on patents and proprietary technology, we have followed a policy of seeking patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance. In the U.S., we currently have 821 patents issued and over 515 pending. We have 1,209 patents issued in international jurisdictions and over 1,500 pending. We amortize patents over the years expected to be benefited, ranging from 3 to 20 years.
      Many of our patents provide us with competitive advantages in our markets. Important patented products and technologies include:

(1) LWD and MWD systems, such as our “MFR” multi-frequency resistivity logging tool, our density-neutron combination logging tool, and our electro-magnetic telemetry tool;

(2) our underbalanced drilling products and services, including our “Virtual Riser” offshore pressure control system, Williams high pressure rotating heads, internal riser rotating control heads for deepwater drilling, and our Clearwater chemicals and foam technology;

(3) new generation wireline magnetic casing inspection tool and wireline oil-based borehole imager;

(4) our expandable slotted and solid tubular products, such as our “ESS” expandable sand screens, many of such products are sold pursuant to a license from Shell;

(5) tubular running systems, including our “PowerScope” tong positioning system and our “StabMaster” tubular positioning system;

(6) casing exit systems, including our “QuickCut” casing window milling system;

(7) drilling with casing equipment and services including the “DrillShoe” and “ReamerShoe” casing shoes, and our new suite of drilling hazard mitigation services;

(8) sensing systems for intelligent completion systems, such as our fiber optic flow meter, our “Clarion” fiber optic seismic sensing system, and our “Red Eye” water/oil ratio meter; and

(9) wellbore completion products, such as our “Optimax” subsurface safety valve and “FracGuard” composite bridge plug.
      Although in the aggregate our patents are of considerable importance to the manufacturing and marketing of many of our products, we do not believe that the loss of one or more of our patents would have a material adverse effect on our business.

Seasonality
      Weather and natural phenomena can temporarily affect the sale and performance of our products and services. Spring months in Canada and winter months in the North Sea tend to negatively affect operations. In the summer of 2005, the Gulf of Mexico suffered an unusually high number of hurricanes with unusual intensity that adversely impacted our operations. The widespread geographical locations of our operations serve to mitigate the impact of the seasonal nature of our business.

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
      In October 2002, we were notified by a third party that we may be a potentially responsible party to the Force Road Oil and Vacuum Truck Company Superfund site in Brazoria County, Texas. This matter is in the preliminary stages, and based on the information provided, if we are named as a party by the Texas Commission on Environmental Quality (“TCEQ”), it appears we will be a de minimus party. In January 2003, a subsidiary of Precision Energy Services was notified by the U.S. Environmental Protection Agency (“EPA”) that they were a potentially responsible party to the Gulf Nuclear Superfund Sites in Odessa, Tavenor and Webster, Texas. Based upon the information provided, it appears they will be classified as a de minimus party. In August 2004, we were notified by the U.S. Environmental Protection Agency (“EPA”) that we were a potentially responsible party to the Malone Services Co. Superfund Site in Texas City, Texas. We were classified as a de minimus party and paid a settlement payment of approximately $28,000. We are currently awaiting the EPA’s acceptance of our settlement payment.
      Our 2005 expenditures to comply with environmental laws and regulations were not material, and we currently expect the cost of compliance with environmental laws and regulations for 2006 also will not be material.

Employees
      We currently employ approximately 25,100 employees. Certain of our operations are subject to union contracts. These contracts, however, cover less than one percent of our employees. We believe that our relationship with our employees is generally satisfactory.
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
      From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:

•	A downturn in market conditions could affect projected results. Any material changes in oil and natural gas supply and demand, oil and natural gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information we provided. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. During 2004 and 2005, worldwide drilling activity increased; however, if an extended regional and/or worldwide recession were to occur, it would result in lower demand and lower prices for oil and natural gas, which would adversely affect drilling and production activity and therefore would affect our revenues and income. We have assumed increases in worldwide demand will continue throughout 2006.

•	Availability of a skilled workforce could affect our projected results. Due to the high activity in the exploration and production and oilfield service industries there is an increasing shortage of available skilled labor. Our forward-looking statements assume we will be able to recruit and maintain a sufficient skilled workforce for activity levels.

•	Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to attain necessary raw materials or if we are unable to minimize the impact of increased raw materials costs through our supply chain initiatives or by passing through these increases to our customers, our margins and results of operations could be adversely affected.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology through leverage of our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to underbalanced systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services.

•	Nonrealization of expected benefits from our 2002 corporate reincorporation could affect our projected results. We have gained certain business, financial and strategic advantages as a result of our reincorporation, including improvements to our global tax position and cash flow. An inability to continue to realize expected benefits of the reincorporation in the anticipated time frame, or at all, would negatively affect the benefit of our corporate reincorporation.

•	Nonrealization of expected benefits from our 2005 acquisition of Precision Energy Services and Precision Drilling International could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of this acquisition, including synergies and operating efficiencies. An inability to realize expected strategic advantages as a result of the acquisition, would negatively affect the anticipated benefits of the acquisition.

•	The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of December 31, 2005, we had approximately $2.8 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currencies.

•	Adverse weather conditions in certain regions could aversely affect our operations. In the summer of 2005, the Gulf of Mexico suffered several significant hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. Similarly, an unusually warm Canadian winter or unusually rough weather in the North Sea could reduce our operations and revenues from those areas during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will not deviate significantly from historical patterns.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies. Any further military action undertaken by the U.S. or other countries could adversely affect our results of operations.
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

Item 1A.	Risk Factors
      An investment in our common shares involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described below, as well as other information included and incorporated by reference in this report.
     International Exposure
      Like most multinational oilfield service companies, we have operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia Pacific region and the Commonwealth of Independent States, that are subject to risks of war, political disruption, civil disturbance, economic and legal sanctions (such as restrictions against countries that the U.S. government may deem to sponsor terrorism) and changes in global trade policies. We participated in the United Nations oil-for-food program governing sales of goods and services into Iraq. The SEC has asked us to provide them copies of certain documents relating to our participation in that program in connection with a fact-finding inquiry related to that program. We are complying with that request. Our operations may be restricted or prohibited in any country in which the foregoing risks occur. In particular, the occurrence of any of these risks could result in the following events, which in turn, could materially and adversely impact our results of operations:

•	disruption of oil and natural gas exploration and production activities;

•	restriction of the movement and exchange of funds;

•	inhibition of our ability to collect receivables;

•	enactment of additional or stricter U.S. government or international sanctions; and

•	limitation of our access to markets for periods of time.
     Currency Exposure
      Approximately 40.7% of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive income in the shareholders’ equity section in our Consolidated Balance Sheets. We recognize remeasurement and transactional gains and losses on currencies in our Consolidated Statements of Income which may adversely impact our results of operations. We enter into foreign currency forward contracts and other derivative instruments to reduce our exposure to currency fluctuations.
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

Tax Exposure
      On June 26, 2002, the stockholders and Board of Directors of Weatherford International, Inc. (“Weatherford Inc.”) approved our corporate reorganization, and Weatherford International Ltd. (“Weatherford Limited”), a newly formed Bermuda company, became the parent holding company of Weatherford International, Inc. The realization of the tax benefit of this reorganization could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing jurisdictions. The inability to realize this benefit could have a material impact on our financial statements.

Acquisition Integration Exposure
      In August of 2005, we acquired Precision Energy Services and Precision Drilling International. The Precision divisions purchased are substantial businesses, and integrating those businesses with our other operations and product lines will take significant focus and effort from our management and employees. The integration of this or any other acquisition we make may include unexpected costs and temporarily divert attention from our normal operations. We also cannot be certain that we will realize anticipated synergies from any acquisition. The Precision acquisition is subject to a post-closing purchase price adjustment to reflect changes in working capital and related items. We are negotiating with Precision Drilling Corporation regarding this adjustment, but at this point we cannot determine how much, if any, we will be required to pay to Precision Drilling Corporation or Precision Drilling Corporation will be required to pay to us in connection with this adjustment.
      This acquisition was not subjected to management’s evaluation of internal control over financial reporting during 2005. Management will undertake their evaluation of internal control over financial reporting during 2006, and any control weaknesses identified, if any, could have an adverse affect on our financial condition and results of operations.

Drilling Industry Exposures
      Our acquisition of the international contract drilling division of Precision Drilling Corporation included 48 land rigs primarily working in the Middle East, North Africa and Latin America and an extensive fleet of specialized rig transport equipment. The contract drilling business is highly competitive. Drilling contracts are generally awarded through a competitive bid process. Price competition, rig availability and the quality and technical capability of service and equipment are the most significant competitive factors. If our Precision Drilling International division is not able to compete with larger drilling companies, we may not be able to secure the most lucrative drilling contracts, which could adversely impact this division’s results of operations.
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

Item 1B.	Unresolved SEC Comments
      None.

Item 2.	Properties
      See “Item 1. Business — Properties” on page 12 of this report, which is incorporated by reference into this item.

Item 3.	Legal Proceedings
      In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses, and we are subject to various self-retention limits and deductibles with respect to our insurance.
      See “Item 1. Business — Other Business Data — Federal Regulation and Environmental Matters” on page 14 of this report, which is incorporated by reference into this item.
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
      No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the year ended December 31, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters
      Our common shares are traded on the New York Stock Exchange under the symbol “WFT.” As of March 1, 2006, there were 2,287 shareholders of record. Additionally, there were 505 stockholders of Weatherford International, Inc. as of the same date who had not yet exchanged their shares. The following table sets forth, for the periods indicated, the range of high and low sales prices per common share as reported on the New York Stock Exchange. In 2005, our Board of Directors approved a two-for-one split of our common shares. As a result, all prices have been restated to reflect the two-for-one share split.

	Price

	High	Low

Year ending December 31, 2005
First Quarter	$30.66	$24.25
Second Quarter	30.23	23.82
Third Quarter	35.68	28.55
Fourth Quarter	37.94	28.50
Year ending December 31, 2004
First Quarter	$23.55	$17.91
Second Quarter	22.99	19.84
Third Quarter	25.78	21.46
Fourth Quarter	27.62	24.33
      On March 1, 2006, the closing sales price of our common shares as reported by the New York Stock Exchange was $43.14 per share. We have not declared or paid cash dividends on our common shares since 1984.
      On February 28, 2002, we issued a warrant to purchase up to 6.5 million of our common shares at $30.00 per share as part of the consideration given to obtain a worldwide license to Shell Technology Ventures Inc.’s expandable technology. This warrant has a nine-year exercisable life beginning one year after the issue date.
      On August 31, 2005, in connection with our acquisition of Precision Energy Services and Precision Drilling International, we issued 52.0 million of our common shares to Precision Drilling Corporation in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

      On December 14, 2005, our Board of Directors approved a share repurchase program that authorizes us to repurchase up to $1.0 billion of our outstanding common shares, as market conditions warrant. We may conduct our share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require us to acquire any specific number of shares and may be terminated or suspended at any time.
      Information concerning securities authorized for issuance under equity compensation plans is set forth in Part III of this report under “Item 12. Security Ownership of Certain Beneficial Owners and Management — Equity Compensation Plan Information,” which is incorporated herein by reference.

Item 6.	Selected Financial Data
      The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The following information may not be deemed indicative of our future operating results. The information presented has been restated to reflect our fourth quarter 2005 two-for-one share split and the years ended December 31, 2003, 2002 and 2001 have been restated to reflect Gas Services International compression fabrication business as a discontinued operation.

	Year Ended December 31,

	2005(a)	2004(b)	2003(c)	2002(d)	2001(e)

	(In thousands, except per share amount)
Statements of Operations Data:
Revenues	$4,333,227	$3,131,774	$2,562,034	$2,288,424	$2,291,732
Operating Income	569,429	415,747	286,217	63,408	406,100
Income (Loss) From Continuing Operations	466,209	337,299	147,243	(6,959)	212,008
Basic Earnings (Loss) Per Share From Continuing Operations	1.55	1.26	0.58	(0.03)	0.93
Diluted Earnings (Loss) Per Share From Continuing Operations	1.47	1.17	0.56	(0.03)	0.87
Balance Sheet Data:
Total Assets	$8,580,304	$5,543,482	$4,994,324	$4,494,989	$4,296,362
Long-term Debt	632,071	1,404,431	1,379,611	1,513,907	1,499,794
Shareholders’ Equity	5,666,817	3,313,389	2,708,068	1,974,496	1,838,240
Cash Dividends Per Share	—	—	—	—	—

(a)	In August 2005, we acquired Precision Energy Services and Precision Drilling International for $942.7 million in cash and 52.0 million Weatherford common shares. In connection with the acquisition we recorded exit and restructuring charges of $114.2 million, $78.7 million net of tax. In August 2005, we settled our Zero Coupon Convertible Senior Debentures and expensed $4.7 million, $3.3 million net of tax, of unamortized issuance costs. In December 2005, we recorded a $115.5 million gain on the sale of our remaining shares of Universal common stock with no related income tax impact.

(b)	In 2004, we recorded a $77.6 million gain on the sale of Universal common stock. There was no income tax impact related to the sale.

(c)	In August 2003, we incurred $20.9 million, $13.6 million net of taxes, of debt redemption expenses related to the early extinguishment of our Convertible Preferred Debentures.

(d)	In 2002, we recorded a $217.1 million non-cash write-down of our investment in Universal and a $15.4 million restructuring and asset impairment charge related to a rationalization of our businesses in light of industry conditions. The net after tax impact of these charges was $156.2 million.

(e)	The year ended December 31, 2001 reflects goodwill amortization, net of taxes, of $36.9 million. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 and ceased the amortization of goodwill.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discussion begins with an executive overview which provides a general description of our company today, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for 2006 and 2007. Next, we analyze the results of our operations for the last three years, including the trends in our business and a summary of our severance, restructuring and asset impairment charges. Then we review our cash flows and liquidity, capital resources and contractual commitments. We conclude with an overview of our critical accounting judgments and estimates and a summary of recently issued accounting pronouncements.
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
Overview

General
      Weatherford provides equipment and services used for drilling, completion and production of oil and natural gas wells throughout the world. We conduct operations in approximately 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our offerings include drilling and evaluation services, including directional drilling, measurement while drilling and logging while drilling, well installation services, fishing and intervention services, drilling equipment including land rigs, completion systems, production optimization and all forms of artificial lift. We operate under four segments: Evaluation, Drilling & Intervention Services, Completion & Production Systems, Precision Drilling International and Pipeline & Specialty Services.
      In July 2005, we sold our Gas Services International compression fabrication business. Results of this business were formerly reported within our Completion & Production Systems business segment and have been reclassified as a discontinued operation for all periods presented.

Industry Trends
      Changes in the current price and expected future prices of oil and natural gas influence the level of energy industry spending. Changes in expenditures result in an increased or decreased demand for our products and services. Rig count is an indicator of the level of spending for the exploration for and production of oil and natural gas reserves.
      The following chart sets forth certain statistics that reflect historical market conditions:

		Henry Hub	North American	International
	WTI Oil(1)	Gas(2)	Rig Count(3)	Rig Count(3)

2005	$61.04	$11.225	2,046	948
2004	43.45	6.149	1,686	869
2003	32.52	6.189	1,531	803

(1)	Price per barrel as of December 31 — Source: Applied Reasoning, Inc.

(2)	Price per MM/ BTU as of December 31 — Source: Oil World

(3)	Average rig count for December — Source: Baker Hughes Rig Count
      Although oil and natural gas prices have continued to fluctuate over the last several years, the average annual price of oil and natural gas has continued to increase. Oil prices ranged from a high of $69.81 per barrel in August of 2005 to a low of $17.97 per barrel in January of 2002. Natural gas prices ranged from a high of $15.42 per MM/BTU in December of 2005 to a low of $1.91 per MM/BTU in January of 2002. Factors influencing oil and natural gas prices during the three year period include persistent low inventories, strong economic growth in both the U.S. and China, the lack of excess capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty, including the uncertainty of Iraqi oil production.
      Historically, the majority of worldwide drilling activity has been concentrated in North America. From mid-1999 through mid-2001, North American rig count improved steadily, peaking in the first quarter of 2001 at a quarterly average of 1,636 rigs. The level of drilling and completion spending in North America also improved steadily for this same time period with an overall improvement greater than 100%. During the latter part of 2001, the rig count started to decline, and the decline continued through mid-2002. Since mid-2002, the North American rig count has improved to a fourth quarter 2005 rig count average of 2,051 rigs; furthermore, according to Spears & Associates, the 2005 level of drilling and completion spending in North America improved over 95% from 2001 spending levels.
      Drilling and completion spending has grown faster in international markets than in North America. According to Spears & Associates international drilling and completion spending has steadily increased since 1999, and the total spending in 2005 reached record levels of approximately $60 billion (excluding Russia and China). The international market experienced a 9% improvement in the 2005 average annual rig count as compared to the previous year and an 18% improvement as compared to 2003. In 2005, all regions had rig count activity improvements.

Opportunities and Challenges
      The nature of our industry offers many opportunities and challenges. We have created a long-term strategy aimed at growing our business, servicing our customers, and most importantly, creating value for our shareholders. The success of our long-term strategy will be determined by our ability to withstand the cyclicality of the energy industry, respond to industry demands, apply capital discipline, and successfully maximize the benefits from our 2005 acquisition.
      The cyclicality of the energy industry impacts the demand for our products and services. Certain of our products and services, such as our drilling and evaluation services, well installation services and well completion services, depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on production activity. Decline rates, a measure of the fall in production from a well over time, are accelerating. The market for oilfield services will grow year on year relative to the decline rates and the implicit rate of demand growth. We are aggressively, but methodically, expanding our people, manufacturing and equipment capacity to meet the demands of the industry. Throughout 2003 and 2004, we expanded the size and scope of our Eastern Hemisphere infrastructure as we believe this region will continue to see an increase in development of its reservoirs over the next five years. The reservoirs in the Eastern Hemisphere are the industry’s best reservoirs in terms of size, quality and level of production maturity.
      In the third quarter of 2005, we acquired Precision Energy Services and Precision Drilling International. This acquisition significantly strengthens and expands our service offering. Opportunities exist to accelerate the market penetration of the acquired products in the Eastern Hemisphere by utilizing our established infrastructure and to increase pull through sales with our expanded portfolio of technologies. The magnitude we will benefit from this acquisition will be dependent upon our success in integrating these businesses.

2006 and 2007 Outlook
      In general, we believe the outlook for our businesses is favorable. As decline rates are accelerating and reservoir productivity complexities are increasing, our clients are having difficulty securing desired rates of production growth. Assuming the demand for hydrocarbons does not weaken, these phenomena provide us with the following general market assumptions:

•	North American rig activity will increase modestly, with an increase in unconventional hydrocarbon production activity.

•	The international markets will flourish, with the Eastern Hemisphere standing out as the strongest market.

•	Technologies that improve productivity will do increasingly well in the upcoming years.

      Looking into 2006 and 2007 on a worldwide basis, we expect average rig activity to grow about 7% as compared to fourth quarter 2005 levels and we expect our business to grow at a faster rate than the underlying activity.
      Geographic Markets. Both Canada and the U.S. should experience modest improvements in rig activity. Improvements in the U.S. will result from unconventional hydrocarbon land projects and a recovery of the decline in Gulf of Mexico activity resulting from the 2005 hurricanes. We expect a slight volume increase in Latin America with improvements stemming from Brazil and Venezuela. The North Sea is expected to show modest growth throughout 2006 and 2007. Excluding the North Sea, we expect substantial growth in the Eastern Hemisphere to initially originate from the Caspian Region, the Middle East and North Africa. Later, we expect the growth to spread to sub-Sahara Africa and pockets of Asia Pacific.
      Pricing. The overall pricing outlook is positive. Pricing trends are occurring concurrently with raw material and labor cost inflation. We expect pricing net of cost increases to be positive in 2006. Price improvements are being realized on a contract-by-contract basis and are occurring in different classes of products and service lines depending upon the region.
      Business Segments. Overall, we expect our operating segments to outpace market activity. In our Evaluation Drilling & Intervention Division, underbalanced services and the tools and technology acquired from Precision Drilling Corporation are expected to have the highest growth rate. We expect strong growth from our underbalanced systems in Asia Pacific, Latin America, Middle East and North Africa. Our acquired directional and wireline technology are expected to grow internationally, in particular in the Middle East and North Africa region, as we utilize our eastern hemisphere infrastructure to accelerate this market penetration. Furthermore, we expect our well construction product line to gain deepwater market share in both the U.S. and international markets. In our Completion & Production Systems Division, we anticipate our production optimization product lines and completion systems to have strong top line growth, and our new ESP product line is initially expected to grow in the Middle East, North Sea and the U.S. We also expect steady growth from our stimulation services in 2006. Our Precision Drilling International Division revenues are expected to increase in 2006 as mobilization is completed and those rigs go on contract.
      Overall, the level of market improvements for our businesses in 2006 will continue to depend heavily on our ability to contain our costs, our gains in market share outside North America, primarily in the Eastern Hemisphere, and the acceptance of our new technologies. The continued strength of the industry is uncertain and will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.
Results of Operations
      On August 31, 2005, we completed the acquisition of Precision Energy Services and Precision Drilling International, divisions of Precision Drilling Corporation in exchange for 52.0 million common shares and approximately 1.1 billion Canadian dollars, or approximately $942.7 million, in cash. Our 2005 results include four months of activity from these acquired businesses. We are unable to provide certain information regarding our results excluding the impact of acquisitions due to the integration of these businesses.
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
      The following charts contain selected financial data comparing our consolidated and segment results from operations for 2005, 2004 and 2003. The information presented has been restated to reflect our fourth quarter 2005 two-for-one share split and our segment realignment.

Comparative Financial Data

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except percentages
	and per share data)
Revenues:
Evaluation, Drilling & Intervention Services	$2,428,382	$1,697,635	$1,446,836
Completion & Production Systems	1,722,884	1,358,479	1,068,430
Other Operations	181,961	75,660	46,768

	4,333,227	3,131,774	2,562,034
Gross Profit %(a):
Evaluation, Drilling & Intervention Services(a)	35.3%	33.9%	32.1%
Completion & Production Systems	28.8	27.3	26.7
Other Operations	16.6	34.3	25.3

	31.9	31.1	29.8
Research and Development:
Evaluation, Drilling & Intervention Services	$56,909	$39,258	$41,150
Completion & Production Systems	48,828	42,462	40,443
Other Operations	1,625	1,832	846

	107,362	83,552	82,439
Selling, General and Administrative Attributable to Segments:
Evaluation, Drilling & Intervention Services	296,914	220,253	192,381
Completion & Production Systems	240,654	208,556	166,467
Other Operations	17,446	11,430	7,757

	555,014	440,239	366,605
Corporate General and Administrative	77,142	55,889	42,202
Equity in Earnings of Unconsolidated Affiliates	(19,923)	(22,405)	(14,947)
Exit Costs and Restructuring Charges	93,581	—	—
Operating Income (Expense):
Evaluation, Drilling & Intervention Services	502,339	316,440	231,446
Completion & Production Systems	206,776	120,113	78,813
Other Operations	11,114	12,678	3,213
Exit Costs and Restructuring Charges	(93,581)	—	—
Corporate	(57,219)	(33,484)	(27,255)

	569,429	415,747	286,217
Gain on Sale of Universal Common Stock	115,456	77,642	—
Debt Redemption Expense	(4,733)	—	(20,911)
Interest Income	11,208	3,846	1,909
Interest Expense	(80,343)	(63,562)	(76,447)
Other, Net	15,175	(2,926)	8,747
Effective Tax Rate	25.4%	21.5%	25.9%
Income from Continuing Operations per Diluted Share	$1.47	$1.17	$0.56
Income (Loss) from Discontinued Operation, Net of Taxes	1,211	(7,153)	(3,891)
Net Income per Diluted Share	1.47	1.15	0.54
Depreciation and Amortization	334,338	255,884	232,417

(a)	Includes $20.7 million of inventory write-downs associated with our 2005 acquisition of Precision. Total Costs of Products and Services associated with the 2005 Exit and Restructuring Charge were $51.3 million (see page 28).

Consolidated Revenues by Geographic Region

	Year Ended
	December 31,

	2005	2004	2003

U.S.	37%	36%	33%
Canada	18	17	17
Latin America	10	10	10
Europe, CIS and West Africa	15	18	20
Middle East and North Africa	12	12	12
Asia Pacific	8	7	8

Total	100%	100%	100%

Company Results

Revenues
      Consolidated revenues increased $1,201.5 million, or 38.4%, in 2005 as compared to 2004. The acquisition of Precision Energy Services and Precision Drilling International contributed $448.3 million of the increase. Organic growth of $753.2 million was due primarily to market activity, share gains and pricing initiatives. North America generated revenue growth of 43.8%, and included revenue increases of 41.0% and 49.7% in the U.S. and Canada, respectively. Excluding the current year’s acquisitions, North American revenues increased $481.1 million, or 28.8%. This increase is compared to an average annual North American rig count increase of 18.1%, and was due to product specific market share gains, activity increases and pricing improvement. Although our U.S. operations generated substantial revenue growth during 2005, certain of our U.S. manufacturing and distribution facilities were negatively impacted by devastating hurricane activity in the Gulf Coast region. Internationally, revenues increased $470.3 million, 32.2%, or $272.1 million, 18.6%, excluding acquisitions, as compared to the 8.6% increase in the average annual international rig count. Excluding our acquisitions, the revenue increase was generated by increased volume through market share and activity improvement and increased pricing obtained through the renewal of long-term contracts. Our international revenue growth, excluding acquisitions, was led by increases of 29.8%, 19.6% and 15.8% in the Asia Pacific, Middle East and North Africa and Europe, CIS and West Africa regions, respectively.
      Consolidated revenues increased $569.7 million, or 22.2%, in 2004 as compared to 2003 and were the result of growth in all of our regions. North American revenues increased $371.6 million, or 28.6%, and included increases of 33.4% and 19.4% in the U.S. and Canada, respectively. This 28.6% increase compared to an 11% increase in the average annual North American rig count. Price increases in the U.S. market implemented during the second quarter of 2004, strong heavy oil activity and product specific U.S. market share gains were key contributors to revenue growth in addition to the increase in underlying activity. International revenues improved by $198.1 million, or 15.7%, as compared to the 8% increase in average annual international rig count. All international regions experienced revenue growth, led by increases of 24.3% in the Middle East and North Africa, 22.3% in Latin America and 10.8% in Europe, CIS and West Africa.

Gross Profit
      Our gross profit as a percentage of revenues increased from 31.1% in 2004 to 31.9% in 2005. The increase in our gross profit percentage in 2005 was primarily volume related, with additional contributions from stronger North American and international pricing increases. This increase was offset by increasing labor costs, the inventory write downs of $20.7 million associated with our 2005 integration/reorganization plan and the lower margins of businesses acquired in 2005.
      Our gross profit as a percentage of revenues increased from 29.8% in 2003 to 31.1% in 2004. The increase is due primarily to product mix, stronger North American pricing and benefits from our supply chain initiatives. The 2003 gross profit percentage includes a $5.3 million charge for severance and severance related costs.

Research and Development
      Research and development expenses increased $23.8 million, or 28.5%, in 2005 as compared to 2004 and $1.1 million, or 1.4%, in 2004 as compared to 2003. Research and development expenses as a percentage of revenues were 2.5%, 2.7% and 3.2% in 2005, 2004 and 2003, respectively. Our 2005 acquisition accounted for approximately $15.4 million of the current year’s increase. The remaining increases of research and development expenditures reflect our continued focus on developing and commercializing new technologies as well as investing in our core product offerings.

Corporate General and Administrative
      Corporate general and administrative expenses increased $21.3 million, or 38.0%, from 2004 to 2005 due primarily to increases in stock-based compensation, severance, increases in professional fees and increased costs associated with our 2005 acquisition. Corporate general and administrative expenses increased $13.7 million, or 32.4%, from 2003 to 2004 primarily as a result of increased costs associated with our Sarbanes-Oxley Section 404 project and benefit related expenses.

Equity in Earnings of Unconsolidated Affiliates
      Equity in earnings of unconsolidated affiliates decreased $2.5 million, or 11.1%, from 2004 to 2005 due primarily to $4.0 million, our portion of exit and debt restructuring charges incurred by Universal Compression in our first quarter of 2005, offset by an increase in Universal Compression’s earnings. Equity in earnings of unconsolidated affiliate increased $7.5 million, or 49.9%, from 2003 to 2004 due primarily to $4.4 million, our portion, of Universal Compression’s debt restructuring charge incurred in 2003 and an increase in Universal Compression’s earnings.

Exit Costs and Restructuring Charges

2005 Charge
      During 2005, we underwent both a restructuring related to our acquisition of Precision and reorganization activities related to our historical businesses, including a change in management, a change in regional structure and an evaluation of product lines. We incurred exit costs of $114.2 million related to exit and reorganization. The charge included an inventory write-down of $20.7 million which has been recorded in Cost of Products and a remaining amount of $93.6 million which has been recorded as Exit Costs and Restructuring Charges in the accompanying Consolidated Statements of Income.
      The exit plan related to the Precision acquisition resulted in exit costs and restructuring charges of $105.5 million. We initiated an integration plan to combine worldwide operations, rationalize product lines, and eliminate certain products, services and locations. Product line rationalization included wireline, underbalanced and directional product and service offerings. Inventory totaling $20.7 million was written-down. Asset impairment charges included $20.9 million for fixed assets, $12.9 million related to information technology and $1.7 million related to investments. Employee severance and termination benefits totaled $33.0 million. Contract terminations and facility closures of $7.3 million were also recorded.
      In connection with the valuation of the Precision assets, $9.0 million was identified as purchased in process research and development and was written-off.
      The exit plan related to the reorganization activities surrounding our historical businesses resulted in exit costs and restructuring charges of $8.7 million. We incurred severance and termination benefits of $3.6 million and recorded $2.6 million of facility termination charges related to the rationalization of two facilities in the United Kingdom and the U.S. The remaining $2.5 million charge related to the write-off of other assets.

      The 2005 integration and reorganization plans are expected to be completed during the first half of 2006. As of December 31, 2005, all employees had been notified and 120 of the 164 specifically identified employees had been terminated. We do not anticipate future charges relating to these activities.

	Evaluation,
	Drilling &	Completion &
	Intervention	Production	Other
	Services	Systems	Operations	Corporate	Total

	(In thousands)
Cost of Products	$20,654	$3,191	$651	$—	$24,496
Cost of Services	25,766	—	1,083	—	26,849
Research and Development	9,000	—	—	—	9,000
Selling General & Administrative	17,349	3,462	341	—	21,152
Corporate General & Administrative	—	—	—	32,738	32,738

Total	72,769	6,653	2,075	32,738	114,235
Cash Payments	(18,560)	(3,854)	—	(2,752)	(25,166)
Non-cash Utilization	(52,289)	—	—	(12,911)	(65,200)

Balance at December 31, 2005	$1,920	$2,799	$2,075	$17,075	$23,869

2003 Charge
      During the second quarter of 2003, we recorded approximately $7.7 million, $5.6 million net of taxes, in severance and severance related costs in connection with the realignment of our segments. Severance and severance related costs summarized by segment and by financial statement classification were as follows:

	Evaluation,
	Drilling &	Completion &
	Intervention	Production
	Services	Systems	Total

	(In thousands)
Cost of Products	$2,398	$1,905	$4,303
Cost of Services	973	—	973
Research and Development	51	425	476
Selling, General and Administrative Attributable to Segments	548	1,410	1,958

Total	$3,970	$3,740	$7,710

      In accordance with our announced plan to terminate employees company-wide, we recorded severance costs for 515 specifically identified employees. All identified employees had been terminated and all costs had been incurred as of December 31, 2003.

Gain on Sale of Universal Common Stock
      We sold our remaining 6.75 million shares of Universal Compression common stock during 2005 for net proceeds of $276.8 million and recognized a gain of $115.5 million with no related tax impact. During 2004, we sold 7.0 million shares of Universal Compression common stock for net proceeds of $231.8 million and recognized a gain of $77.6 million with no related tax impact.

Debt Redemption Expense
      During the third quarter of 2005, we settled our Zero Coupon Convertible Senior Debentures and expensed $4.7 million, $3.3 million net of taxes, of unamortized issuance costs. During 2003, we redeemed our 5% Convertible Subordinated Preferred Equivalent Debentures and expensed $10.1 million related to the call premium and $10.8 million of unamortized debt issuance costs.

Interest Income
      Interest income increased $7.4 million from 2004 to 2005 due primarily to an increase in our average outstanding cash balance prior to our August 2005 acquisition and an increase in prevailing interest rates.

Interest Expense
      Interest expense increased $16.8 million, or 26.4%, in 2005 as compared to 2004. This increase was due primarily to the incremental borrowings used to fund the cash portion of our 2005 acquisition, offset by the settlement of our Zero Coupon Convertible Senior Debentures during the third quarter of 2005. Interest expense decreased $12.9 million, or 16.9%, in 2004 as compared to 2003. The benefits from the redemption of our $402.5 million Convertible Preferred Debentures in the third quarter of 2003, our interest rate swap transactions and lower overall short-term debt balances were partially offset by a full year of interest expense related to the October 2003 issuance of our $250.0 million 4.95% Senior Notes.

Other, Net
      Other, net increased $18.1 million from 2004 to 2005 as a result of the sale of non-core assets and the favorable impact of fair value changes in foreign exchange and interest rate derivative instruments not accounted for as hedging instruments. Our other, net decreased approximately $11.7 million from 2003 to 2004 primarily due to foreign currency losses as the U.S. dollar weakened against various foreign currencies.

Income Taxes
      Our effective tax rates were 25.4% in 2005, 21.5% in 2004 and 25.9% in 2003. During 2005, we incurred exit and restructuring charges, debt redemption expense and a gain on sale of Universal Compression common stock with no related tax impact. We also incurred additional tax expense associated with the impairment of certain foreign tax credits resulting from the integration of our current acquisition into our current tax structure. These items and their associated income tax impact, if any, lowered our 2005 effective income tax rate by 180 basis points.
      Our 2004 effective tax rate was reduced by 470 basis points due to the 2004 sale of Universal common stock which generated a $77.6 million gain with no related tax impact.
Segment Results

Evaluation, Drilling & Intervention Services
      The acquisition of Precision Energy Services will provide or expand our existing offerings related to cased and open hole wireline, directional drilling and evaluation technologies and underbalanced systems. This segment’s results for the year ended December 31, 2005 include four months of activity from this acquired business.
      Evaluation, Drilling & Intervention Services revenues increased $730.7 million, or 43.0%, in 2005 as compared to 2004. Excluding the impact of acquisitions, the increase was $382.8 million, or 22.6%. Our underbalanced systems, proprietary drilling tools, well installation systems and intervention services all posted significant growth during 2005, excluding the impact of acquisitions. Our current year acquisition provided significant top-line growth to our cased and open hole wireline and directional drilling product line offerings. Geographically, the North American revenue increase of $446.9 million, or 57.2%, included $250.1 million of revenues from the Precision Energy Services acquisition. The increase of 25.2% before acquisitions was due to volume growth above the 18.1% increase in the average annual North American rig count and price increases in the U.S. market implemented throughout 2005. International revenues increased $283.8 million, or 31.0%, from 2004 to 2005. Precision Energy Services contributed $97.8 million of international revenue of which approximately 40% were derived in Latin America. Excluding acquisitions, the international revenue increase of $186.0 million, or 20.3%, was generated primarily by increases of 25.0%, 20.6%, and 20.2% in the Latin America region, Europe, CIS and West Africa region and Asia Pacific region. This increase in international revenues was over two times the increase in activity as measured by the average annual international rig count, which increased 8.6%, and reflects our continued investment in the Eastern Hemisphere and new, technologically advanced product offerings.
      This segment’s revenues increased $250.8 million, or 17.3%, in 2004 as compared to 2003. North American revenues increased $137.6 million, or 21.4%, due both to volume and price. Volume increases were due in part to the 11% increase in North American rig count. Price increases in the U.S. market were implemented during the second quarter of 2004. International revenues increased $113.2 million, or 14.1%, and experienced growth in all regions led by increases of 26.9% in Latin America and 25.0% in the Middle East and North Africa. The increase in international revenues of 14.1%, which was generated by capital investment in the Eastern Hemisphere and new product offerings, was substantially higher than the average annual international rig count increase of 8%. On a product line basis, Evaluation, Drilling & Intervention Services’ highest revenue growth was from its underbalanced systems and drilling tools products and services.
      Our gross profit as a percentage of revenue was 35.3% in 2005, 33.9% in 2004 and 32.1% in 2003. The increase in our gross profit percentage in 2005 was due primarily to increases in pricing and volume, offset by increasing labor and raw material costs, the impact of the hurricanes on our U.S. operations, an inventory write down of $20.7 million associated with our 2005 integration/reorganization plan and the impact of the 2005 acquisition. Although the acquired product lines have similar margins to our historical divisional margins in North America, the start-up nature of the operations in the Eastern Hemisphere had a negative impact on overall gross profit margins of the acquired business. The increase in our gross profit percentage in 2004 was due primarily to improved pricing in the U.S. market and changes in product mix.
      Research and development expenses increased $17.7 million, or 45.0%, from 2004 to 2005 due to the incremental expenses of the current year acquisition. As a percentage of revenues, research and development expenses for 2005 and 2004 remained static at 2.3%. Research and development expenses were relatively flat from 2003 to 2004. The current level of research and development expenditures reflect the division’s continued focus on developing products that enhance its core offerings and new technologies.
      Selling, general and administrative expenses as a percentage of revenues were 12.2%, 13.0% and 13.3% in 2005, 2004 and 2003. The decline as a percentage of revenues was due primarily to our higher revenue base and certain inherent fixed costs included in our selling, general and administrative expenses such as intangible asset amortization.

Completion & Production Systems
      Completion & Production Systems revenues increased $364.4 million, or 26.8%, in 2005 as compared to 2004. Significant revenue growth was generated by our portfolio of artificial lift products and services and our continued introduction of our fracturing technologies. We also realized revenue growth in our sand screen applications, including expandable sand screens. North American revenues increased $285.2 million, or 32.8%, and included increases of 44.9% and 16.9% in the U.S. and Canada, respectively. In addition to an increase in activity, as indicated by an 18.1% increase in the average annual North American rig count, changes in product mix, increases in pricing and product specific U.S. market share gains attributed to the increase in revenue. Our international operations realized revenue growth of $79.2 million, or 16.2%. The Eastern Hemisphere fueled this robust growth with increases of 36.9%, 19.3% and 15.6% in the Asia Pacific, Middle East and North Africa and Europe, CIS and West Africa regions.
      Revenues in our Completion & Production Systems segment increased $290.0 million, or 27.1%, in 2004 as compared to 2003. This increase was driven primarily by higher demand for our artificial lift product lines, our U.S. introduction of stimulation services and our technology offerings in our production optimization product lines. From a geographic perspective, all of our regions generated revenue increases in 2004 as compared to 2003. Our North American revenues increased $222.7 million, or 34.4%, and included increases of $162.4 million, or 49.0%, and $60.3 million, or 19.1%, in the U.S. and Canada, respectively. Improvements in the U.S., beyond the increase in activity, were primarily due to increases in product mix and pricing. International revenues increased $67.3 million, or 16.0%, over 2003 and were led by revenue growth of 24.3% in Europe, CIS and West Africa, 16.2% in Latin America and 14.6% in Middle East and North Africa.

      Gross profit as a percentage of revenue was 28.8% in 2005, 27.3% in 2004 and 26.7% in 2003. The continued increase in this segment’s gross profit percentages was due primarily to the higher revenue base, increases in pricing in the U.S. market and changes in product mix.
      Research and development expenses increased $6.4 million, or 15.0%, in 2005 as compared to 2004 and $2.0 million, or 5.0%, in 2004 as compared to 2003. The increases in our research and development expenditures is due to new prototype testing and reflects our continued focus on developing and commercializing technology-related product lines. Research and development as a percentage of revenues was 2.8%, 3.1% and 3.8% in 2005, 2004 and 2003. The decline in research and development expenses as a percentage of revenue is due primarily to this segment’s higher revenue base.
      Selling, general and administrative expenses as a percentage of revenues were 14.0%, 15.4% and 15.6% in 2005, 2004 and 2003. The percentage decline was due primarily to our higher revenue base and certain inherent fixed costs included in our selling, general and administrative expenses such as intangible asset amortization.

Other Operations
      Our Other Operations segment includes the historical activities related to pipeline services and the August 2005 acquisition of Precision Drilling International.
      Both the increase in revenues and reduction in selling, general and administrative expenses as a percentage of revenues from 2004 to 2005 are primarily attributable to the acquisition. The revenue increase of $28.9 million, or 61.8%, from 2003 to 2004 was due primarily to certain pipeline service contracts initiated and completed in 2004. Selling, general and administrative expense as a percentage of revenues remained static from 2003 to 2004.
      Both the contract drilling and pipeline services revenue base is highly contractual by nature and operating results vary based on when contracts are signed or renewed. Gross profit as a percentage of revenues approximated 16.6% in 2005 as compared to 34.3% in 2004. Gross profit margins in 2004 were supported by several pipeline services contracts that were initiated and completed in 2004. In addition, this segment incurred additional expenses in 2005 related to asset mobilizations. Gross profit as a percentage of revenues increased from 25.3% in 2003 to 34.3% in 2004 due to the pipeline contracts that were initiated and completed in 2004.
Discontinued Operation
      Our discontinued operation consists of our Gas Services International compression fabrication business. We generated a gain from our discontinued operation of $1.2 million, net of taxes, for the year ended December 31, 2005 and incurred a loss from our discontinued operation, net of taxes, of $7.2 million and $3.9 million for the years ended December 31, 2004 and 2003, respectively. The sale of this business was finalized in July 2005 for a gain of approximately $0.6 million. Included in the 2004 loss were non-cash charges related to goodwill and asset impairments of $3.1 million and an income tax provision of $2.4 million to record a valuation allowance against unrealized deferred tax assets.

Liquidity and Capital Resources

Historical Cash Flows
      Our historical cash flows for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended
	December 31,

	2005	2004

	(In millions)
Net Cash Provided by Operating Activities	$503.1	$503.5
Acquisition of Businesses, Net of Cash Acquired	(991.1)	(26.5)
Acquisition of Intellectual Property	(13.4)	(20.5)
Capital Expenditures	(526.6)	(310.9)
Proceeds from Sale of Universal Common Stock	276.8	231.8
Proceeds from Sales of Assets	15.9	23.6
Other Investing Activities	(16.5)	(2.8)
Cash Paid for Redemption of Zero Coupon Convertible Debentures	(348.8)	—
Repayment of Asset Securitization, Net	—	(75.0)
Borrowings (Repayments), Net	728.8	(192.8)
Proceeds from Exercise of Stock Options	191.1	129.5
Other Financing Activities	(2.5)	1.5

Net Increase (Decrease) in Cash and Cash Equivalents	$(183.2)	$261.4

Sources of Liquidity
      Our sources of liquidity are reserves of cash, cash generated from operations, and committed availabilities under bank lines of credit. In 2005 and 2004, we generated cash proceeds from the sale of our investment in Universal Compression Holdings, Inc. and non-core businesses. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and the capital markets with debt, equity and convertible offerings. In June 2004, we filed a shelf Registration Statement on Form S-3 which covers the future issuance of various types of securities, including debt, common shares, preferred shares, warrants and units, up to an aggregate offering price of $750.0 million. To date, we have issued $350.0 million of securities under this shelf registration statement.
      The following summarizes our short-term committed financing facilities and our usage and availability as of December 31, 2005:

			Uses of Availability

	Facility	Expiration	Commercial	Letters of
Short-term Financing Facilities	Amount	Date	Paper	Credit	Availability

	(In millions)
364-Day Revolving Credit Facility(1)	$1,200.0	Aug 2006	$716.9	$—	$483.1
2003 Revolving Credit Facility(1)	500.0	May 2006	—	17.2	482.8
Canadian Facility	17.2	July 2006	—	0.5	16.7

(1)	Revolving Credit Facilities
      In August 2005, we entered into a 364-Day Revolving Credit Agreement. Under this agreement, we were allowed to borrow up to $1.2 billion to fund the redemption of our Zero Coupon Convertible Senior Debentures and the acquisition of Precision Energy Services and Precision Drilling International, and we currently are allowed to fund certain possible refinancings, including commercial paper repayments or common share repurchases. The 364-Day Facility matures August 23, 2006, and is subject to mandatory prepayments and reductions if we undertake certain types of capital market transactions or if we replace our existing 2003 Revolving Credit Facility with a general purpose revolving credit facility with greater borrowing capacity.
      On February 17, 2006, the Company completed an offering of $350.0 million Senior Notes. Net proceeds of $346.2 million were used to reduce outstanding borrowings on our commercial paper program. In association with the transaction, the committed availability of the 364-Day Revolving Credit Agreement was reduced from $1.2 billion to $850.0 million.
      In May 2003, we entered into a three-year unsecured, syndicated revolving credit facility that provides for borrowings or issuances of letters of credit up to an aggregate of $500.0 million. The 2003 Revolving Credit Facility matures on May 12, 2006. Amounts outstanding under either of these facilities accrue interest at a variable rate based on either the U.S. prime rate or LIBOR and the credit rating assigned to our long-term senior debt.
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

Commercial Paper
      On October 25, 2005, we initiated a commercial paper program under which we may from time to time issue short-term unsecured notes in an aggregate amount not to exceed $1.5 billion. In connection with this program, we entered into agreements with third party lending institutions under which each of these lending institutions may act as dealers of this commercial paper. Also in connection with the program, Weatherford International, Inc., one of our wholly-owned indirect subsidiaries, provided a guarantee of any commercial paper notes that we may issue. Our commercial paper issuances are supported by the two committed lending facilities. As of December 31, 2005, we had $716.9 million of outstanding commercial paper issuances with maturities ranging from 3 to 87 days. The weighted average interest rate related to outstanding commercial paper issuances was 4.5% at December 31, 2005. Subsequent to year end, we reduced our outstanding issuances with net proceeds of $346.2 million received from the February 2006 senior note issuance.
      In association with the February 2006 Senior Note issuance, the committed availability of the commercial paper program was reduced from $1.5 billion to $1.2 billion.

Cash Requirements
      During 2006, we anticipate our cash requirements to include working capital needs, capital expenditures, refinancing obligations and the repurchase of our common shares.
      Capital expenditures for 2006 are projected to be $600 - $650 million. The expenditures are expected to be used primarily to support the growth of our business and operations. Capital expenditures during the year ended December 31, 2005 were $493.1 million, net of proceeds from tools lost down hole of $33.5 million.
      The two committed revolving credit facilities and the $200.0 million 2006 Senior Notes will mature in the upcoming year. We anticipate executing a new committed revolving credit facility to replace a portion of the committed availability under the two existing revolving credit facilities. We may access either the bank or capital markets to repay some of the commercial paper currently outstanding as well as to fund the maturity of the 2006 Notes.
      We have authorization to repurchase up to $1 billion of outstanding common shares. We may from time to time repurchase our common shares depending upon the price of our common shares, our liquidity and other considerations.

Contractual Obligations
      The following summarizes our contractual obligations and contingent commitments by period. The obligations we pay in future periods may vary from those reflected here due to certain assumptions including the duration of our obligations and anticipated actions by third parties.

	Payments Due by Period

		Less than	1-3	4-5	After 5
Obligations and Commitments	Total	1 Year	Years	Years	Years

	(In millions)
Recorded Obligations:
Short-term debt	$741.5	$741.5	$—	$—	$—
Senior notes(a)	800.0	200.0	—	—	600.0
Other long-term debt	29.3	9.2	16.9	3.2	—
Unrecorded Obligations:
Noncancellable operating leases	300.8	52.0	76.8	52.5	119.5
Letters of credit	115.2	93.7	18.9	0.3	2.3

Total contractual obligations	$1,986.8	$1,096.4	$112.6	$56.0	$721.8

(a)	Amounts represent the expected cash payments for our total debt and do not include any unamortized discounts or deferred gains on terminated interest rate swap agreements.

Short-term Debt
      We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At December 31, 2005, we had $24.6 million in short-term borrowings outstanding under these arrangements with a weighted average interest rate of 9.2%.

Senior Notes
      On February 17, 2006, we completed an offering of $350.0 million of 5.50% Senior Notes due 2016. The notes are fully and unconditionally guaranteed by Weatherford Inc. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year. Net proceeds from the offering were $346.2 million and were used to reduce borrowings on our commercial paper program.
      On October 7, 2003, we issued $250.0 million of 4.95% Senior Notes due 2013. The notes are fully and unconditionally guaranteed by Weatherford Inc. Interest on the notes is payable semi-annually in arrears on April 15 and October 15 of each year.
      On November 16, 2001, we issued $350.0 million of 6 5/8% Senior Notes due 2011. Interest on the 6 5/8% Senior Notes is payable semi-annually on May 15 and November 15.
      We have outstanding $200.0 million of publicly traded 7 1/4% Senior Notes issued in 1996 which mature on May 15, 2006. Interest on the 7 1/4% Senior Notes is payable semi-annually on May 15 and November 15.

Other Long-term Debt
      As of December 31, 2005, we had various other debt outstanding of $29.3 million, primarily related to capital leases and foreign and other bank debt.

Derivative Instruments
      From time to time, we enter into derivative transactions to hedge existing or projected exposures to changes in interest rates and foreign currency exchange rates. We do not enter into derivative transactions for speculative or trading purposes.

      Throughout 2005 we entered into and terminated derivative instruments to hedge projected exposures to interest rates in anticipation of future debt issuance. As of December 2005, we recorded a $4.2 million loss in other comprehensive income and a $2.7 million gain in current year earnings based on the designation and type of hedge transaction.
      During 2004, we entered into and terminated separate interest rate swap agreements on notional amounts of $200.0 million and $150.0 million of our 4.95% Senior Notes and $70.0 million and $170.0 million of our 6 5/8% Senior Notes. As a result of these terminations, we received cash proceeds, net of accrued interest, of approximately $12.8 million. There were no interest rate swap agreements outstanding as of December 31, 2005.
      The gains associated with our interest rate swap terminations have been deferred and are amortized over the remaining term of the debt. Interest expense was reduced by $6.8 million, $12.3 million and $6.0 million for the 2005, 2004 and 2003 year, respectively, as a result of our interest rate swap activity.
      We also have the following cash commitments and contractual obligations:

Warrant
      On February 28, 2002, we issued Shell Technology Ventures Inc. a warrant to purchase up to 6.5 million common shares at a price of $30.00 per share. The warrant has a nine-year exercisable life beginning one year after the issue date. The warrant holder may exercise the warrant and settlement may occur through physical delivery, net share settlement, net cash settlement or a combination thereof. The warrant also may be converted into common shares at any time after the third anniversary of the issue date. The number of common shares issuable upon conversion would be equal to the value of the warrant determined by the Black-Scholes option pricing model divided by the average of the closing price of common shares for the 10-day period prior to the date of conversion. Any shares received upon such conversion are non-transferable for two years.

Pension Plans
      We have defined benefit pension plans covering certain of our U.S. and international employees that provide various pension benefits. During 2005, we contributed $9.2 million towards those plans, and for 2006, we anticipate funding approximately $7.3 million through cash flows from operating activities.
      Our nonqualified supplemental executive retirement plan is unfunded; however, we maintain life insurance policies on the participants with the intent to use the proceeds from such policies to meet the plan’s benefit requirements.

Zero Coupon Convertible Senior Debentures
      On June 30, 2000, we completed the private placement of $910.0 million face amount of Zero Coupon Debentures. These debentures were issued at $501.6 million, providing the holders with an annual 3% yield to maturity. At June 30, 2005, the holders had the option to require us to repurchase the Zero Coupon Debentures at the accreted amount which was $582.2 million. In total, $11.0 million of face value for an aggregate accreted value of $7.1 million was put to us. We settled this obligation during July 2005 with cash on hand.
      On July 28, 2005, we called for redemption on August 29, 2005 all of the outstanding Zero Coupon Debentures. At their option, certain holders tendered for conversion an aggregate of $367.4 million principal amount at maturity. The debentures were converted to an aggregate of approximately 7.3 million of our common shares. We redeemed the remaining $531.6 million aggregate principal amount at maturity for a cost of $341.8 million. We funded $240.0 million of that amount at that time through a borrowing on our 364-Day Revolving Credit Agreement and the remaining $101.8 million with available cash.

Off Balance Sheet Arrangements

Guarantees
      The following obligations of Weatherford Inc. were guaranteed by Weatherford Limited as of December 31, 2005: (1) the 7 1/4% Senior Notes, and (2) the 6 5/8% Senior Notes. The following obligations of Weatherford Limited were guaranteed by Weatherford Inc. as of December 31, 2005: (i) the 2003 Revolving Credit Facility, (ii) the 4.95% Senior Notes, (iii) the 364-Day Revolving Credit Facility and (iv) issuances of notes under the Commercial Paper Program. In addition, prior to its termination, Weatherford Limited and Weatherford Inc. fully and unconditionally guaranteed certain domestic subsidiaries’ performance obligations relating to the asset securitization.

Letters of Credit
      We execute letters of credit in the normal course of business. While these obligations are not normally called, it should be noted that these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of December 31, 2005, we had $115.2 million of letters of credit and bid and performance bonds outstanding, consisting of $97.5 million outstanding under various uncommitted credit facilities and $17.7 million letters of credit outstanding under our committed facilities.

Operating Leases
      We are committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions as well as provisions which permit the adjustment of rental payments for taxes, insurance and maintenance related to the property.
Related Party Agreements
      In April 2000, we completed the spin-off of our Grant Prideco, Inc. subsidiary to our shareholders. Three of our directors serve on both our and Grant Prideco’s Boards of Directors. In connection with the spin-off, we entered into a preferred customer agreement which expired on March 31, 2005.
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

Useful Lives

Buildings and leasehold improvements	5-40 years or lease term
Rental and service equipment	2-20 years
Machinery and other	2-12 years
Intangible assets	3-20 years
      In estimating the useful lives of our property, plant and equipment, we rely primarily on our actual experience with the same or similar assets. The useful lives of our intangible assets are determined by the years over which we expect the assets to generate a benefit based on legal, contractual or regulatory terms.
      Long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate that we may not be able to recover the carrying amount of the asset. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, the introduction of competing technologies, legal challenges, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flow analysis. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with and expected to arise from the use and eventual disposition of the asset over its remaining useful life. These cash flows are inherently subjective and require significant estimates based upon historical experience and future expectations such as budgets and internal projections. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset, an impairment has occurred, and we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using market prices, or in the absence of market prices, is based on an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset.

Self Insurance
      We are self-insured up to certain levels for general liability, vehicle liability, group medical and for workers’ compensation claims for certain of our employees. The amounts in excess of the self-insured levels are fully insured, up to a limit. Liabilities associated with these risks are estimated by considering historical claims experience, industry demographics and other actuarial assumptions obtained from internal or third-party sources. Although we believe adequate reserves have been provided for expected liabilities arising from our self-insured obligations, projections of future losses are inherently uncertain, and it is reasonably possible our estimates of these liabilities will change over the near term as circumstances develop. A 5.0% increase in our expected annual loss estimates would result in an increase of approximately $0.6 million in our 2005 insurance expense.

Employee Stock-Based Compensation
      Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, as amended. We elected the prospective method of adoption, and under this method, the fair value of employee stock-based compensation expense granted during 2003 is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period, which is usually the vesting period. The fair value of each option grant is estimated using the Black-Scholes option pricing model. Key assumptions in the Black-Scholes option pricing model, some of which are based on subjective expectations, are subject to change. A change in one or more of these assumptions would impact the expense associated with future grants. These key assumptions include the volatility of our common shares, the risk-free interest rate and the expected life of the options.
      We used the following weighted average assumptions in the Black-Scholes option pricing model for determining the fair value of our 2004 and 2005 stock option grants:

	Expected	Risk-Free	Expected
	Volatility	Interest Rate	Life	Dividends

2004	48.17%	3.9%	5.0	None
2005	38.88%	4.4%	5.0	None
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
      We are not required to recalculate the fair value of our stock option grants estimated using the Black-Scholes option pricing model after the initial calculation under the related option terms as modified. However, a 100 basis point increase in our expected volatility and risk-free interest rate at the grant date would have had the following impact on our compensation expense for the year ended December 31, 2005:

100 Basis Point Increase

(In millions)
Expected volatility	$0.5
Risk-free interest rate	$0.5

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

      Due to the significance of the discount rates and expected long-term rates of return, the following sensitivity analysis demonstrates the effect that a 50 basis point change in those assumptions will have on annual pension expense:

	Increase (Decrease) of Annual
	Pension Expense

	50 Basis Point	50 Basis Point
	Increase	Decrease

	(In millions)
Discount rate	$(1.0)	$1.0
Expected long-term rate of return	$(0.5)	$0.5

Income Taxes
      We provide for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard takes into account the differences between the financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our effective tax rates for 2005, 2004 and 2003 were 25.4%, 21.5% and 25.9%, respectively.
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
      As of December 31, 2005, our net deferred tax assets were $159.7 million excluding a related valuation allowance of $44.0 million. As of December 31, 2004, our net deferred tax assets were $127.4 million excluding a related valuation allowance of $27.8 million.
      For a more comprehensive list of our accounting policies, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 1.”
New Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs — an amendment of ARB 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires abnormal amounts be recognized as current period charges in all circumstances. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not believe the implementation of SFAS No. 151 will have a material impact on our financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for all share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. We expect to use the Black-Scholes option pricing model to determine the fair value of our share-based payment awards. We will use the modified-prospective transition method. Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered. We adopted SFAS No. 123R on January 1, 2006.
      Effective January 1, 2003, we adopted SFAS No. 123 to expense the fair value of employee stock-based compensation for awards granted, modified or settled subsequent to December 31, 2002. Accordingly, the adoption of Statement 123(R)’s fair value method will not have a significant impact on our reported results of operations as essentially all grants are already reflected in our results.
      SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such tax benefits were $72.5 million, $28.0 million and $4.4 million in 2005, 2004 and 2003, respectively.
      New accounting pronouncements effective during 2005 did not have a material effect on our consolidated financial statements. For a more comprehensive discussion of new accounting pronouncements see “Item 8. Financial Statements and Supplementary Date — Notes to Consolidated Financial Statements — Note 1.”

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
      Assets and liabilities of which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Accumulated Other Comprehensive Income in the shareholders’ equity section on our Consolidated Balance Sheets. Approximately 40.7% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $23.9 million adjustment to decrease our equity account for the year ended December 31, 2005 to reflect the net impact of the strengthening U.S. dollar against various foreign currencies.
      As of December 31, 2005, we have entered into several foreign currency forward contracts and one foreign currency option contract with notional amounts aggregating $88.9 million and total fair value of $88.8 million to hedge exposure to currency fluctuations in various foreign currencies, including the Canadian Dollar, the Euro, the Australian Dollar, the Norwegian Kroner, the Brazilian Real and the Thai Bhat. In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, the Company entered into a series of cross-currency swaps with notional amounts at execution totaling $588.9 million and total fair value of $572.0 million as of December 31, 2005. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
Interest Rates
      We are subject to interest rate risk on our long-term fixed interest rate debt and variable-interest rate borrowings. Variable rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change.
      The Company’s long-term borrowings that were outstanding at December 31, 2005 subject to interest rate risk consist of the following:

	December 31,

	2005		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In millions)
6 5/8% Senior Notes due 2011	$358.1	$374.0	$359.2	$386.4
4.95% Senior Notes due 2013	256.0	244.5	256.7	249.4
      We have various other long-term debt instruments of $16.4 million, but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $741.5 million at December 31, 2005 and $11.1 million at December 31, 2004 approximate fair value.
      As it relates to our variable rate debt, if market interest rates average 1.0% more in 2006 than the rates as of December 31, 2005, interest expense for 2006 would increase by $7.4 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in the Company’s financial structure.
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
      At different times during 2004, we entered into and terminated separate interest rate swap agreements on notional amounts of $200.0 million and $150.0 million of our 4.95% Senior Notes. We also, at different times, entered into and terminated separate interest rate swap agreements on notional amounts and $70.0 million and $170.0 million of our 6 5/8% Senior Notes. Each of the agreements were terminated prior to entering into a new agreement. As a result of these terminations, we received cash proceeds, net of accrued interest, of approximately $12.8 million. The deferred gain is being amortized as a reduction of interest expense over the remaining life of the underlying debt securities. There were no interest rate swap agreements outstanding as of December 31, 2005.
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
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, excluding the acquired businesses of Precision Energy Services and Precision Drilling International from its assessment. These businesses were acquired on August 31, 2005 and represent approximately 33.1% of the Company’s total assets as of December 31, 2005 and approximately 10.4% and 8.2% of the Company’s total revenues and net income, respectively, for the year then ended. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. These acquired businesses will be included in management’s assessment of the effectiveness of the Company’s internal control over financial reporting in 2006.
      Based on this assessment, management concluded that as of December 31, 2005 the company’s internal control over financial reporting is effective.
      Our assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein. This report appears on page 46.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders
Weatherford International Ltd. and Subsidiaries
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Weatherford International Ltd. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Weatherford International Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
      As indicated in the accompanying Management’s Report on Internal Controls over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Precision Energy Services and Precision Drilling International which is included in the 2005 consolidated financial statements of Weatherford International Ltd. and constituted 33.1% of total assets as of December 31, 2005 and 10.4% and 8.2% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Weatherford International Ltd. also did not include an evaluation of the internal control over financial reporting of Precision Energy Services and Precision Drilling International.
      In our opinion, management’s assessment that Weatherford International Ltd. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Weatherford International Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Weatherford International and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Weatherford International Ltd. and Subsidiaries
      We have audited the accompanying consolidated balance sheets of Weatherford International Ltd., and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weatherford International Ltd. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As discussed in Note 1 to the consolidated financial statements, in 2003 the Company adopted Statement of Financial Accounting Standards No. 123,“Accounting for Stock-Based Compensation.”
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Weatherford International Ltd.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
March 8, 2006

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands,
	except par value)
ASSETS
Current Assets:
Cash and Cash Equivalents	$134,245	$317,439
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $12,210 in 2005 and $15,910 in 2004	1,259,990	742,291
Inventories	890,121	679,607
Current Deferred Tax Assets	158,653	96,482
Other Current Assets	195,864	107,359

	2,638,873	1,943,178

Property, Plant and Equipment, at Cost:
Land, Buildings and Leasehold Improvements	351,306	285,097
Rental and Service Equipment	2,361,188	1,743,906
Machinery and Other	1,248,105	812,151

	3,960,599	2,841,154
Less: Accumulated Depreciation	1,593,362	1,463,972

	2,367,237	1,377,182

Goodwill	2,808,217	1,669,637
Equity Investments in Unconsolidated Affiliates	36,990	170,202
Other Intangible Assets, Net	621,365	294,593
Other Assets	107,622	88,690

	$8,580,304	$5,543,482

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$954,766	$22,235
Accounts Payable	476,363	279,763
Accrued Salaries and Benefits	183,738	137,496
Foreign Income Taxes Payable	97,888	50,693
Other Current Liabilities	285,386	169,819

	1,998,141	660,006

Long-term Debt	632,071	830,853
Zero Coupon Convertible Senior Debentures	—	573,578
Deferred Tax Liabilities	88,476	30,580
Other Liabilities	194,799	135,076
Commitments and Contingencies
Shareholders’ Equity:
Common Shares, $1 Par Value, Authorized 500,000 Shares, Issued 358,973 and 290,558 Shares, Respectively	358,973	290,558
Capital in Excess of Par Value	4,164,365	2,386,086
Treasury Shares, Net	(152,111)	(228,064)
Retained Earnings	1,202,938	735,518
Accumulated Other Comprehensive Income	92,652	129,291

	5,666,817	3,313,389

	$8,580,304	$5,543,482

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share amounts)
Revenues:
Products	$1,856,278	$1,531,391	$1,253,329
Services	2,476,949	1,600,383	1,308,705

	4,333,227	3,131,774	2,562,034
Costs and Expenses:
Cost of Products	1,303,185	1,111,100	887,948
Cost of Services	1,647,437	1,047,652	911,570
Research and Development	107,362	83,552	82,439
Selling, General and Administrative Attributable to Segments	555,014	440,239	366,605
Corporate General and Administrative	77,142	55,889	42,202
Equity in Earnings of Unconsolidated Affiliates	(19,923)	(22,405)	(14,947)
Exit Costs and Restructuring Charges	93,581	—	—

	3,763,798	2,716,027	2,275,817

Operating Income	569,429	415,747	286,217
Other Income (Expense):
Gain on Sale of Universal Common Stock	115,456	77,642	—
Interest Income	11,208	3,846	1,909
Interest Expense	(80,343)	(63,562)	(76,447)
Debt Redemption Expense	(4,733)	—	(20,911)
Other, Net	15,175	(2,926)	8,747

Income from Continuing Operations Before Income Taxes and Minority Interest	626,192	430,747	199,515
Provision for Income Taxes	(159,166)	(92,672)	(51,608)

Income from Continuing Operations Before Minority Interest	467,026	338,075	147,907
Minority Interest, Net of Taxes	(817)	(776)	(664)

Income from Continuing Operations	466,209	337,299	147,243
Income (Loss) from Discontinued Operation, Net of Taxes	1,211	(7,153)	(3,891)

Net Income	$467,420	$330,146	$143,352

Basic Earnings Per Share:
Income from Continuing Operations	$1.55	$1.26	$0.58
Income (Loss) from Discontinued Operation	0.01	(0.03)	(0.01)

Net Income	$1.56	$1.23	$0.57

Diluted Earnings Per Share:
Income from Continuing Operations	$1.47	$1.17	$0.56
Income (Loss) from Discontinued Operation	0.00	(0.02)	(0.02)

Net Income	$1.47	$1.15	$0.54

Weighted Average Shares Outstanding:
Basic	300,336	268,000	253,048
Diluted	322,286	297,368	263,522
The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated	Treasury Shares
	Common	Capital in		Other				Total
	Shares	Excess of	Retained	Comprehensive		Share	Deferred	Shareholders’
	$1 Par	Par Value	Earnings	Income (Loss)	Shares	Value	Compensation	Equity

	(In thousands, except par value)
Balance at December 31, 2002	$261,598	$1,856,903	$262,020	$(147,900)	(20,340)	$(270,333)	$12,208	$1,974,496
Comprehensive Income:
Net Income	—	—	143,352	—	—	—	—	143,352
Foreign Currency Translation Adjustment	—	—	—	170,987	—	—	—	170,987
Pension Liability Adjustment	—	—	—	898	—	—	—	898
Unrealized Loss on Derivative Instruments	—	—	—	(3,251)	—	—	—	(3,251)

Comprehensive Income	—	—	143,352	168,634	—	—	—	311,986
Shares Issued in Offering	20,000	380,000	—	—	—	—	—	400,000
Stock Options Granted and Exercised	1,246	12,739	—	—	220	2,978	—	16,963
Tax Benefit of Options Exercised	—	4,402	—	—	—	—	—	4,402
Purchase of Treasury Shares for Executive Deferred Compensation Plan, Net of Distributions and Forfeitures	—	—	—	—	(96)	(2,619)	2,840	221

Balance at December 31, 2003	282,844	2,254,044	405,372	20,734	(20,216)	(269,974)	15,048	2,708,068
Comprehensive Income:
Net Income	—	—	330,146	—	—	—	—	330,146
Foreign Currency Translation Adjustment	—	—	—	109,750	—	—	—	109,750
Pension Liability Adjustment	—	—	—	(1,457)	—	—	—	(1,457)
Realized Loss on Derivative Instruments	—	—	—	264	—	—	—	264

Comprehensive Income	—	—	330,146	108,557	—	—	—	438,703
Equity Awards Granted and Exercised	7,714	104,058	—	—	2,160	26,677	—	138,449
Tax Benefit of Options Exercised	—	27,984	—	—	—	—	—	27,984
Purchase of Treasury Shares for Executive Deferred Compensation Plan, Net of Distributions and Forfeitures	—	—	—	—	(32)	(1,236)	1,421	185

Balance at December 31, 2004	290,558	2,386,086	735,518	129,291	(18,088)	(244,533)	16,469	3,313,389
Comprehensive Income:
Net Income	—	—	467,420	—	—	—	—	467,420
Foreign Currency Translation Adjustment	—	—	—	(23,856)	—	—	—	(23,856)
Pension Liability Adjustment	—	—	—	(8,880)	—	—	—	(8,880)
Unrealized Loss on Derivative Instruments	—	—	—	(4,180)	—	—	—	(4,180)
Realized Loss on Derivative Instruments	—	—	—	277	—	—	—	277

Comprehensive Income (Loss)	—	—	467,420	(36,639)	—	—	—	430,781
Shares Issued in Acquisition	52,000	1,346,020	—	—	—	—	—	1,398,020
Conversion of Zero Coupon Convertible Senior Debentures	7,346	228,845	—	—	—	—	—	236,191
Equity Awards Granted, Vested and Exercised	9,069	130,907	—	—	6,064	74,971	—	214,947
Tax Benefit of Options Exercised	—	72,507	—	—	—	—	—	72,507
Purchase of Treasury Shares for Executive Deferred Compensation Plan, Net of Distributions and Forfeitures	—	—	—	—	165	(473)	1,455	982

Balance at December 31, 2005	$358,973	$4,164,365	$1,202,938	$92,652	(11,859)	$(170,035)	$17,924	$5,666,817

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash Flows From Operating Activities:
Net Income	$467,420	$330,146	$143,352
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	334,338	255,884	232,417
Gain on Sale of Universal Common Stock	(115,456)	(77,642)	—
(Gain) Loss on Sale of Assets, Net	6,625	4,816	(4,704)
(Income) Loss from Discontinued Operation	(1,211)	7,153	3,891
Employee Stock-Based Compensation Expense	28,948	9,061	3,195
Equity in Earnings of Unconsolidated Affiliates	(19,923)	(22,405)	(14,947)
Non-cash Portion of Exit Costs and Restructuring Charges	65,200	—	—
Amortization of Original Issue Discount	11,432	16,828	16,334
Debt Redemption Expense	4,733	—	20,911
Deferred Income Tax Provision (Benefit)	28,777	(15,726)	30,615
Other, Net	6,873	6,181	2,532
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(244,947)	(109,248)	(89,199)
Inventories	(150,762)	(70,712)	(54,256)
Other Current Assets	3,330	2,616	(10,505)
Accounts Payable	31,419	42,927	53,042
Accrued Current Liabilities	140,262	130,339	(23,131)
Other, Net	(96,258)	(14,077)	(12,295)

Net Cash Provided by Continuing Operations	500,800	496,141	297,252
Net Cash Provided (Used) by Discontinued Operation	2,294	7,338	(11,850)

Net Cash Provided by Operating Activities	503,094	503,479	285,402

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(991,067)	(26,464)	(61,527)
Capital Expenditures for Property, Plant and Equipment	(526,618)	(310,868)	(302,502)
Acquisition of Intellectual Property	(13,423)	(20,494)	(20,072)
Purchase of Equity Investment in Unconsolidated Affiliate	(16,424)	(2,856)	(6,144)
Proceeds from Sale of Universal Common Stock	276,750	231,798	—
Proceeds from Sale of Assets	15,874	23,595	13,230

Net Cash Used by Investing Activities	(1,254,908)	(105,289)	(377,015)

Cash Flows From Financing Activities:
Proceeds from (Repayments on) Asset Securitization, Net	—	(75,000)	6,051
Borrowings of (Repayments on) Short-term Debt, Net	731,132	(183,775)	(156,054)
Borrowings of Long-term Debt	3,259	202	258,351
Repayments on Long-term Debt	(5,633)	(9,186)	(12,296)
Redemption of Convertible Debentures	(348,816)	—	(412,563)
Proceeds from Issuance of Common Shares	—	—	400,000
Proceeds from Exercise of Stock Options	191,127	129,549	13,972
Other Financing Activities, Net	(960)	(1,399)	(2,823)

Net Cash Provided (Used) by Financing Activities	570,109	(139,609)	94,638

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,489)	2,776	4,220
Net Increase (Decrease) in Cash and Cash Equivalents	(183,194)	261,357	7,245
Cash and Cash Equivalents at Beginning of Year	317,439	56,082	48,837

Cash and Cash Equivalents at End of Year	$134,245	$317,439	$56,082

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of Weatherford International Ltd. (a Bermuda exempted company) (“Weatherford Limited”), all majority-owned subsidiaries and all joint ventures for which we have significant influence or control (collectively, “the Company”). The Company accounts for its investments in joint ventures using the equity method of accounting where its ownership is between 20% and 50% and the Company does not have voting or operational control of these affiliates. All material intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations
      The Company is one of the largest global providers of innovative mechanical solutions, technology and services for the drilling and production sectors of the oil and natural gas industry.

Basis of Presentation
      The Company completed the acquisition of the Energy Services Division (“Precision Energy Services”) and International Contract Drilling Division (“Precision Drilling International”) of Precision Drilling Corporation on August 31, 2005. In connection with the acquisition, the Company realigned its operating segments and reviewed the presentation of its reporting segments (See Note 21). The two historical reporting segments of Drilling Services and Production Systems are now presented as: Evaluation, Drilling & Intervention Services and Completion & Production Systems. Evaluation, Drilling & Intervention Services includes the former Drilling Services’ businesses, excluding pipeline services, and the businesses conducted by Precision Energy Services. Completion & Production Systems is the historical Production Systems division. The Company’s remaining segments, Pipeline and Specialty Services and Precision Drilling International are reported as Other Operations as their operations are not material individually. Historical segment data has been restated for all periods to conform to the new presentation (See Notes 4, 8 and 21).
      The Company effected a two-for-one split of its common shares, $1.00 par value (“Common Shares”) on November 30, 2005 via a share dividend (See Note 15). All share, per share and option amounts included in the accompanying consolidated financial statements and related notes reflect the effect of the share split.
      In July 2005, the Company sold its non-core Gas Services International (“GSI”) compression fabrication business. This business was historically included in the Company’s Completion & Production Systems segment. The GSI compression fabrication business results of operations, financial position and cash flows have been reflected in the consolidated financial statements and notes as a discontinued operation for all periods presented.

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to uncollectible accounts receivable, lower of cost or market value of inventories, intangible assets and goodwill, property, plant and equipment, income taxes, self-insurance, pension and postretirement benefit plans and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ from those estimates.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Allowance for Uncollectible Accounts
      Accounts receivable are stated at the historical carrying amount net of allowances for uncollectible accounts. The Company establishes an allowance for uncollectible accounts based on specific customer collection issues the Company has identified. Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when the Company has determined the balance will not be collected.

Major Customers and Credit Risk
      Substantially all of the Company’s customers are engaged in the energy industry. This concentration of customers may impact the Company’s overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral in support of its trade receivables. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company’s expectations. Foreign sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds, result in the deprivation of contract rights or the taking of property without fair consideration. Most of the Company’s foreign sales, however, are to large international or national companies. In 2005, 2004 and 2003, there was no individual customer who accounted for 10% or greater of consolidated revenues.

Inventories
      Inventories are stated at the lower of cost or market. Cost represents third-party invoice or production cost. Production cost includes material, labor and manufacturing overhead. The Company values inventories at lower of cost or market using either the first-in, first-out (“FIFO”) or average cost methods.

Property, Plant and Equipment
      Property, plant and equipment, both owned and under capital lease, is carried at cost less accumulated depreciation. The carrying value of fixed assets is based on estimates and judgments relative to capitalized costs, useful lives and salvage value where applicable. Maintenance and repairs are expensed as incurred. Expenditures for renewals, replacements and betterments are capitalized. Depreciation on fixed assets, including those under capital leases, is computed using the straight-line method over the estimated useful lives after allowing for salvage value, where applicable. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $303.3 million, $232.6 million and $210.7 million, respectively. The estimated useful lives of the major classes of property, plant and equipment are as follows:

Estimated
Useful Lives

Buildings and leasehold improvements	5 - 40 years or lease term
Rental and service equipment	2 - 20 years
Machinery and other	2 - 12 years
      During 2005, the Company acquired Precision Drilling International, a land rig contractor operating approximately 48 rigs. These rig assets are classified in Rental and Service Equipment on the Consolidated Balance Sheet. From time to time, the company may review the estimated remaining useful lives of its drilling rigs and may extend the useful life when events and circumstances, such as upgrades or refurbishment activities, indicate the drilling rig can operate beyond its original useful life. All estimated useful lives were evaluated and established based upon appraisal review concurrent with the acquisition. No changes in the estimated useful lives have occurred since the acquisition date.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets
      Long-lived assets, excluding goodwill and indefinite-lived intangibles, to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using market prices or, in the absence of market prices, is based on an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

Goodwill and Indefinite-Lived Intangible Assets
      The Company tests for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. The Company’s goodwill impairment test involves a comparison of the fair value of each of the Company’s reporting units, as defined, with its carrying amount. The Company’s indefinite-lived asset impairment test involves a comparison of the fair value of the intangible asset and its carrying value. Fair value is estimated using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. If the fair value is less than the carrying value, the asset is considered impaired. The amount of the impairment, if any, is then determined based on an allocation of the reporting unit fair values to individual assets and liabilities.

Intangible Assets
      The Company’s intangible assets, excluding goodwill and certain unrecognized prior service costs related to its pension plans, are developed technology, technology licenses, patents, customer relationships and contracts, trademarks and other identifiable intangible assets. Intangible assets are amortized on a straight-line basis over their estimated economic lives ranging from 3 to 20 years except for intangible assets with indefinite lives. As many areas of the Company’s business rely on patents and proprietary technology, it has followed a policy of seeking patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance. The Company capitalizes patent defense costs when it determines that a successful defense is probable.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Expenditures
      Environmental expenditures that relate to the remediation of an existing condition caused by past operation and that do not contribute to future revenues are expensed. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and costs can be reasonably estimated. Estimates are based on available facts and technology, enacted laws and regulations and the Company’s prior experience in remediation of contaminated sites. Accrued undiscounted environmental liabilities were $10.3 million and $5.9 million at December 31, 2005 and 2004, respectively.

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
      For non-U.S. subsidiaries where the functional currency is the U.S. dollar, inventories, property, plant and equipment and other non-monetary assets, together with their related elements of expense, are translated at historical rates of exchange. All other assets and liabilities are translated at current exchange rates. All other revenues and expenses are translated at average exchange rates. Translation gains and losses for these subsidiaries are recognized in the Company’s results of operations during the period incurred. The gain or loss related to individual foreign currency transactions are reflected in results of operations when incurred.

Stock Options
      Effective January 1, 2003, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to expense the fair value of employee stock-based compensation. The Company selected the prospective method of adoption, and under this method, the fair value of employee stock-based compensation granted or modified subsequent to adoption is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period, which is usually the vesting period. The Company accounts for employee stock-based compensation granted, modified or settled prior to January 1, 2003 using the intrinsic method of accounting as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Under the intrinsic method, no compensation expense is recognized when the exercise price of an employee stock option is equal to the Common Share market price on the grant date and all other factors of the grant are fixed. The following illustrates the pro

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share amounts)
Net Income:
As reported	$467,420	$330,146	$143,352
Employee stock-based compensation expense included in reported net income, net of income tax benefit	18,816	5,890	2,342
Pro forma compensation expense, determined under fair value methods for all awards, net of income tax benefit	(29,745)	(26,911)	(34,073)

Pro forma	$456,491	$309,125	$111,621

Basic earnings per share:
As reported	$1.56	$1.23	$0.57
Pro forma	1.52	1.15	0.44
Diluted earnings per share:
As reported	$1.47	$1.15	$0.54
Pro forma	1.44	1.08	0.42
      For purposes of determining the employee stock-based compensation expense and the pro forma disclosures for 2005, 2004 and 2003, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of the options is amortized over the options’ vesting period and was computed using the following weighted average assumptions for the years ended December 31:

	Year Ended December 31,

	Dividend	Expected	Risk Free	Expected Life
	Yield	Volatility	Interest Rate	(In Years)

2005	None	38.9%	4.4%	5.0
2004	None	48.2	3.9	5.0
2003	None	56.6	3.0	4.5

Accounting for Income Taxes
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

Revenue Recognition
      Revenue is recognized when all of the following criteria have been met: a) evidence of an arrangement exists, b) delivery to and acceptance by the customer has occurred, c) the price to the customer is fixed and determinable and d) collectibility is reasonably assured.
      From time to time, the Company may receive revenues for preparation and mobilization of equipment and personnel. In connection with new drilling contracts, revenues earned and incremental costs incurred directly related to preparation and mobilization are deferred and recognized over the primary contract term of

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the project using the straight-line method. Costs of relocating equipment without contracts to more promising market areas are expensed as incurred. Demobilization fees received are reported in income, along with any related expenses, upon completion of contracts.
      The Company recognizes the revenue associated with rebillables as Revenues of Products and Revenues of Services and all related costs as Cost of Products and Cost of Services in the accompanying Consolidated Statements of Income.

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
      The diluted earnings per share calculation excludes 0.4 million and 4.7 million stock options that were anti-dilutive for the years ended December 31, 2004 and 2003, respectively. Net income for the diluted earnings per share calculation for the years ended 2005 and 2004 is adjusted to add back the amortization of original issue discount, net of taxes, relating to the Company’s Zero Coupon Convertible Senior Debentures (the “Zero Coupon Debentures”) totaling $7.9 million and $11.6 million, respectively.
      The following reconciles basic and diluted weighted average number of shares outstanding:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Basic weighted average shares outstanding	300,336	268,000	253,048
Dilutive effect of:
Warrant	1,497	1,950	2,180
Stock option and restricted share plans	8,476	9,224	8,294
Convertible debentures	11,977	18,194	—

Diluted weighted average shares outstanding	322,286	297,368	263,522

New Accounting Pronouncements
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
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for all share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. The Company expects to use the Black-Scholes option pricing model to determine the fair value of our share-based payment awards. The Company will use the modified-prospective transition method. Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered. The Company adopted SFAS No. 123R on January 1, 2006.
      Effective January 1, 2003, the Company adopted SFAS No. 123 to expense the fair value of employee stock-based compensation for awards granted, modified or settled subsequent to December 31, 2002. Accordingly, the adoption of Statement 123(R)’s fair value method will not have a significant impact on the Company’s reported results of operations as essentially all grants are already reflected in the results.
      SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such tax benefits were $72.5 million, $28.0 million and $4.4 million in 2005, 2004 and 2003, respectively.

2.	Business Combinations
      The Company has acquired businesses critical to its long-term growth strategy. Results of operations for acquisitions are included in the accompanying Consolidated Statements of Income from the date of acquisition. The balances included in the Consolidated Balance Sheets related to the current year acquisitions are based on preliminary information and are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated. Acquisitions are accounted for using the purchase method of accounting and the purchase price was allocated to the net assets acquired based upon their estimated fair values at the date of acquisition. Final valuations of assets and liabilities are obtained and recorded within one year from the date of the acquisition.
      On August 31, 2005, the Company acquired Precision Energy Services and Precision Drilling International, former divisions of Precision Drilling Corporation. The acquisition of these businesses will advance the Company’s growth strategy. Precision Energy Services is a provider of cased hole and open hole wireline services, drilling and evaluation services and production services. These operations will substantially broaden the Company’s wireline and directional capabilities and will strengthen the Company’s underbalanced product lines. Opportunities exist to accelerate the acquired products to the Eastern Hemisphere through the Company’s established infrastructure. Precision Drilling International is a land rig contractor owning and operating 48 rigs, with a concentrated presence in the Eastern Hemisphere and Latin America. The procurement of these assets will allow the Company to further meet our customers’ comprehensive service needs.
      Consideration paid for these businesses was approximately $2,340.7 million consisting of $942.7 million in cash and 52.0 million Weatherford Common Shares. The fair value of the shares issued was determined using an average price of $26.89, which represented the average closing price of the Company’s stock for a short period before and after the agreement date. The purchase price is subject to a working capital adjustment mechanism, which has not been completed.
      The total purchase price was allocated to Precision Energy Services’ and Precision Drilling International’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net assets was recorded as goodwill. The preliminary allocation of the purchase price was based

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
upon preliminary valuations and estimates and assumptions are subject to change upon the receipt and management’s review of the final valuations. The primary areas of the purchase price allocation which are not yet finalized relate to identifiable intangible assets, pre-merger contingencies and residual goodwill. The final valuation of net assets is expected to be completed no later than one year from the acquisition date.

August 31, 2005

(In thousands)
(Unaudited)
Cash and Cash Equivalents	$61,471
Accounts Receivable	273,405
Other Current Assets	24,678
Inventories	89,912
Property, Plant and Equipment	806,366
Goodwill	1,073,737
Intangible Assets	349,290
Accounts Payable and Accrued Liabilities	(157,905)
Income Taxes Payable	(23,435)
Other Current Liabilities	(50,229)
Deferred Tax Liabilities	(93,374)
Other Liabilities	(13,175)

Total Preliminary Purchase Price	$2,340,741

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
      The unaudited financial information set forth below has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the dates indicated or that may be achieved in the future.

	Twelve Months Ended
	December 31,

	2005	2004

	(In thousands, except per
	share amounts)
	(Unaudited)
Revenues	$5,077,127	$4,034,470
Income from continuing operations	482,598	340,554
Net income	483,809	333,401
Basic earnings per share from continuing operations	1.44	1.06
Diluted earnings per share from continuing operations	1.37	1.01

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company also effected various other acquisitions during the years ended December 31, 2005, 2004 and 2003 for cash consideration of approximately $105.9 million, $22.3 million and $56.4 million, respectively. All other acquisitions are not material individually or in the aggregate.

3.	Dispositions
      In June 2004, the Company’s management approved a plan to sell its non-core GSI compression fabrication business. The sale of this business was finalized in July 2005 for a gain of $0.6 million. The GSI Compression fabrication business was historically included in the Company’s Completion & Production Systems segment. In accordance with SFAS No. 144, the GSI compression fabrication business results of operations, financial position and cash flows have been reflected in the consolidated financial statements and notes as a discontinued operation for all periods presented. The loss of $7.2 million, net of taxes, from the discontinued operation for the year ended December 31, 2004 includes non-cash charges of $5.5 million. The non-cash charges consist of a $3.1 million goodwill and asset impairment charge and an income tax provision of $2.4 million to record a valuation allowance against deferred tax assets from net operating losses that the Company will not be able to utilize.
      Interest charges have been allocated to the discontinued operation based on a pro rata calculation of the net assets of the discontinued business to the Company’s consolidated net assets. Operating results of the discontinued operation were as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Revenues	$20,794	$39,356	$29,374

Income (Loss) Before Income Taxes	$777	$(4,741)	$(4,898)
(Provision) Benefit for Income Taxes	434	(2,412)	1,007

Net Income (Loss) from Discontinued Operation, Net of Taxes	$1,211	$(7,153)	$(3,891)

      Balance sheet information for the discontinued operation within the Completion & Production Systems segment was as follows:

December 31, 2004

(In thousands)
Accounts Receivable, Net of Allowance for Uncollectible Accounts	$1,759
Inventories	9,533
Other Current Assets	1,158

Current Assets from Discontinued Operation	12,450

Property, Plant and Equipment, Net	175
Other Assets	131

Long-term Assets from Discontinued Operation	306

$12,756

Accounts Payable	$7,567
Other Current Liabilities	4,121

Current Liabilities from Discontinued Operation	$11,688

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2005, the Company divested its remaining holdings in Universal Compression Holdings, Inc. (“Universal”) (See Note 5). The Company also sold certain other assets and businesses during 2005, 2004 and 2003. It was determined the discontinued operations provisions of SFAS No. 144 did not apply to these transactions as the disposals either did not meet the SFAS No. 144 guidelines for discontinued operations or neither the proceeds from the sale nor the businesses’ financial position or results of operations were material to the Company.

4.	Exit Costs, Severance, Restructuring and Asset Impairment Charges

2005 Exit Costs and Restructuring Charges
      During 2005, the Company underwent both a restructuring related to its acquisition of Precision and reorganization activities related to its historical businesses, including a change in management, a change in regional structure and an evaluation of product lines. It incurred exit costs of $114.2 million related to its exit and reorganization. The charge included an inventory write-down of $20.7 million which has been recorded in Cost of Products and a remaining amount of $93.6 million which has been recorded as Exit Costs and Restructuring Charges in the accompanying Consolidated Statements of Income.
      The exit plan related to the Precision acquisition resulted in exit costs and restructuring charges of $105.5 million. The Company initiated an integration plan to combine worldwide operations, rationalize product lines, and eliminate certain products, services and locations. Product line rationalization included wireline, underbalanced and directional product and service offerings. Inventory totaling $20.7 million was written-down. Asset impairment charges included $20.9 million for fixed assets, $12.9 million related to information technology and $1.7 million related to investments. Employee severance and termination benefits totaled $33.0 million. Contract terminations and facility closures of $7.3 million were also recorded.
      In connection with the valuation of the Precision assets, $9.0 million was identified as purchased in process research and development and was written-off.
      The exit plan related to the reorganization activities surrounding its historical businesses resulted in exit costs and restructuring charges of $8.7 million. The Company incurred severance and termination benefits of $3.6 million and recorded $2.6 million of facility termination charges related to the rationalization of two facilities in the United Kingdom and the U.S. The remaining $2.5 million charge related to the write-off of other assets.
      The 2005 integration and reorganization plans are expected to be completed during the first half of 2006. As of December 31, 2005, all employees had been notified and 120 of the 164 specifically identified employees had been terminated. The Company does not anticipate future charges relating to these activities.

	Evaluation,
	Drilling &	Completion &
	Intervention	Production	Other
	Services	Systems	Operations	Corporate	Total

	(In thousands)
Cost of Products	$20,654	$3,191	$651	$—	$24,496
Cost of Services	25,766	—	1,083	—	26,849
Research and Development	9,000	—	—	—	9,000
Selling General & Administrative	17,349	3,462	341	—	21,152
Corporate General & Administrative	—	—	—	32,738	32,738

Total	72,769	6,653	2,075	32,738	114,235
Cash Payments	(18,560)	(3,854)	—	(2,752)	(25,166)
Non-cash Utilization	(52,289)	—	—	(12,911)	(65,200)

Balance at December 31, 2005	$1,920	$2,799	$2,075	$17,075	$23,869

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 Severance Charge
      During the second quarter of 2003, the Company recorded approximately $7.7 million, $5.6 million net of taxes, in severance and severance related costs in connection with the realignment of its segments. Severance and severance related costs summarized by segment and by financial statement classification were as follows:

	Evaluation,
	Drilling &	Completion &
	Intervention	Production
	Services	Systems	Total

	(In thousands)
Cost of Products	$2,398	$1,905	$4,303
Cost of Services	973	—	973
Research and Development	51	425	476
Selling, General and Administrative Attributable to Segments	548	1,410	1,958

Total	$3,970	$3,740	$7,710

      In accordance with the Company’s announced plan to terminate employees company-wide, it recorded severance costs for 515 specifically identified employees. All identified employees had been terminated and all costs had been incurred as of December 31, 2003.

5.	Universal Compression
      In 2001, the Company completed the merger of essentially all of its Compression Services Division with and into a subsidiary of Universal in exchange for 13.75 million shares of Universal common stock.
      In 2004, the Company sold 7.0 million shares of Universal common stock for net proceeds of $231.8 million. This sale, which had no related tax effects, generated a gain of $77.6 million and reduced the Company’s ownership to 6.75 million shares, or approximately 21%, of Universal’s then outstanding common stock.
      In 2005, the Company sold its remaining 6.75 million shares of Universal common stock for net proceeds of $276.8 million. This sale, which had no related tax effects, generated a gain of $115.5 million. The Company no longer holds any ownership interest in Universal.

6.	Cash Flow Information

Cash Equivalents and Restricted Cash
      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Other Current Assets at December 31, 2005 and 2004 included cash of approximately $3.8 million and $2.0 million, respectively, which was restricted as a result of bond requirements in certain foreign countries.

Non-cash Activities
      During the years ended December 31, 2005, 2004 and 2003, there were non-cash operating activities of $72.5 million, $28.0 million and $4.4 million, respectively, relating to tax benefits received from the exercise of nonqualified stock options. These benefits were recorded as a reduction of income taxes payable and an increase to Capital in Excess of Par Value on the accompanying Consolidated Balance Sheets.
      During the years ended December 31, 2005, 2004 and 2003, there were non-cash investing activities of $3.2 million, $0.2 million and $1.7 million, respectively, relating to capital leases. In addition, during the years

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ended December 31, 2005, 2004 and 2003, there were non-cash investing activities of $12.0 million, $4.5 million and $3.2 million, respectively, related to the notes receivable received in exchange for the Company’s business and asset sales.
      During the years ended December 31, 2004 and 2003, there were non-cash financing activities related to our interest rate swaps of $16.1 million and $4.5 million, respectively (See Note 12).

Investing Activities
      The following summarizes investing activities relating to acquisitions integrated into the Company’s operations:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Fair value of assets, net of cash acquired	$1,577,864	$17,293	$49,956
Goodwill	1,170,141	20,833	21,670
Consideration paid related to prior year acquisitions	3,935	4,142	5,117
Total liabilities	(362,853)	(15,804)	(15,216)
Common Shares issued	(1,398,020)	—	—

Cash consideration, net of cash acquired	$991,067	$26,464	$61,527

Supplemental Cash Flow Information
      Cash paid for interest and income taxes, net of refunds, was as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Interest paid	$68,614	$69,296	$68,062
Income taxes paid, net of refunds	114,198	91,059	58,258

7.	Inventories
      Inventories by category are as follows:

	December 31,

	2005	2004

	(In thousands)
Raw materials, components and supplies	$259,047	$167,569
Work in process	63,491	49,701
Finished goods	567,583	462,337

	$890,121	$679,607

      Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

8.	Goodwill
      Goodwill is evaluated for impairment on at least an annual basis. The Company performs its annual goodwill impairment test as of October 1. The Company’s 2005, 2004 and 2003 impairment tests indicated goodwill was not impaired. The Company will continue to test its goodwill annually as of October 1 unless

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
      In connection with the current year’s acquisition and operating segment realignment, the Company re-evaluated its reporting units. SFAS No. 142 defines the reporting unit as an operating segment, as defined by SFAS No. 131, or one level below the operating segment. The Company’s four operating segments as defined by SFAS No. 131 are Evaluation, Drilling & Intervention Services, Completion & Production Systems, Pipeline and Specialty Services and Precision Drilling International.
      The Company’s Evaluation, Drilling & Intervention operating segment consists of two components, Well Construction & Intervention Services and Performance, Drilling & Evaluation Services. These components are considered reporting units based on the availability of discrete financial information that is reviewed by segment management on a regular basis. The Company’s Completion & Production Systems operating segment corresponds to the Company’s Completion & Production Systems reporting unit based upon the aggregation principles outlined in SFAS No. 142. The Pipeline and Specialty Services and Precision Drilling International operating segments have been deemed separate reporting units since these businesses each comprise a single business component.
      During 2005, the Company analyzed its operational structure and determined that the Pipeline and Specialty Services business would be managed and reported separately from the former Drilling Services operating segment. The Company reassigned its goodwill to the Pipeline and Specialty Services based on a relative fair value approach.
      In connection with the June 2004 approval of the plan to sell the GSI compression fabrication business (See Note 3), $2.8 million of goodwill from the Completion & Production Systems reporting unit was allocated to the discontinued business based on a relative fair value approach. The allocated goodwill was tested separately for impairment by comparing the fair value of the disposal group to its carrying amount. The calculation indicated the goodwill was impaired, and an impairment charge of $2.8 million was recorded which is included in the loss from discontinued operation. Following the allocation, the remaining goodwill of the Completion & Production Systems reporting unit was tested for impairment. The fair value of the Completion & Production Systems reporting unit exceeded its carrying amount, thereby indicating the remaining goodwill was not impaired.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The changes in the carrying amount of goodwill for the two years ended December 31, 2005 are as follows:

	Evaluation,
	Drilling &	Completion
	Intervention	& Production	Other
	Services	Systems	Operations	Total

	(In thousands)
As of December 31, 2003	$831,097	$750,994	$19,120	$1,601,211
Goodwill acquired during period	7,973	12,860	—	20,833
Impairment charge	—	(2,775)	—	(2,775)
Disposals	(2,200)	—	—	(2,200)
Purchase price and other adjustments	(4,231)	(4,023)	—	(8,254)
Impact of foreign currency translation	20,165	40,657	—	60,822

As of December 31, 2004	852,804	797,713	19,120	1,669,637

Goodwill acquired during period	792,170	25,683	352,288	1,170,141
Disposals	—	(4,179)	—	(4,179)
Purchase price and other adjustments	(10,653)	2,665	—	(7,988)
Impact of foreign currency translation	(6,793)	(12,601)	—	(19,394)

As of December 31, 2005	$1,627,528	$809,281	$371,408	$2,808,217

9.	Other Intangible Assets, Net
      The components of intangible assets are as follows:

	December 31, 2005			December 31, 2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

	(In thousands)
Acquired technology	$281,350	$(6,501)	$274,849	$—	$—	$—
Licenses	205,232	(48,164)	157,068	203,728	(36,549)	167,179
Patents	116,590	(33,028)	83,562	107,630	(26,609)	81,021
Customer relationships	43,000	(717)	42,283	—	—	—
Customer contracts	22,450	(961)	21,489	—	—	—
Covenants not to compete	22,333	(19,942)	2,391	21,986	(17,625)	4,361
Other	13,277	(6,175)	7,102	12,923	(4,392)	8,531

Total finite-lived intangible assets	704,232	(115,488)	588,744	346,267	(85,175)	261,092
Intangible assets with an indefinite useful life	32,621	—	32,621	33,501	—	33,501

	$736,853	$(115,488)	$621,365	$379,768	$(85,175)	$294,593

      During 2005, the Company allocated value to the intangible assets acquired in the Precision Energy Services and Precision Drilling International acquisition. The Company allocated $281.4 million to acquired technology, $43.0 million to customer relationships, $22.5 million to customer contracts and $3.4 million to an indefinite lived trademark. The estimated fair value of intangible assets obtained through acquisitions consummated in the preceding twelve months are based on preliminary information which is subject to change

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
when final valuations are obtained. The acquired technology and customer relationships are being amortized over estimated useful lives of 15-20 years. The customer contracts are being amortized over the life of the contracts.
      The Company has trademarks which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks had a carrying value of $11.4 million and $8.0 million as of December 31, 2005 and 2004, respectively.
      The Company has intangible assets recorded for unrecognized prior service costs related to its Supplemental Executive Retirement Plan (“SERP”) and several of its international pension plans (See Note 16). These unrecognized costs were $21.2 million and $25.5 million as of December 31, 2005 and 2004, respectively.
      Amortization expense was $31.0 million, $23.3 million and $21.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2005 is expected to be as follows (in thousands):

2006	$45,794
2007	43,440
2008	41,323
2009	40,458
2010	40,259

10.	Short-term Debt

	December 31,

	2005	2004

	(In thousands)
364-Day revolving credit facility	$—	$—
2003 Revolving credit facility	—	—
Commercial Paper Program	716,927	—
Short-term bank loans	24,596	11,072

	$741,523	$11,072

Weighted average interest rate on short-term borrowings outstanding during the year	4.36%	2.79%
      On October 25, 2005, the Company initiated a commercial paper program under which it may from time to time issue short-term unsecured notes in an aggregate amount not to exceed $1.5 billion. In connection with this program, the Company entered into agreements with third-party lending institutions under which each of these lending institutions may act as dealers of this commercial paper. Also in connection with the program, Weatherford International, Inc. (“Weatherford Inc.”), one of our wholly-owned indirect subsidiaries, provided a guarantee of any commercial paper notes that the Company may issue. Our commercial paper issuances are supported by the two committed lending facilities: the 364-Day Revolving Credit Agreement (“364-Day Revolving Credit Facility”) and three-year unsecured revolving credit facility (“2003 Revolving Credit Facility”). As of December 31, 2005, we had $716.9 million of outstanding commercial paper issuances with maturities ranging from 3 to 87 days. The weighted average interest rate related to outstanding commercial paper issuances was 4.5%
      On August 25, 2005, the Company entered into a 364-Day Revolving Credit Agreement with third-party lending institutions. Under this agreement, the Company was allowed to borrow up to $1.2 billion to fund the redemption of its Zero Coupon Debentures, the acquisition of Precision Energy Services and Precision

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Drilling International and certain possible refinancings, including repayment of commercial paper. The facility matures August 23, 2006. Amounts outstanding accrue interest at a variable rate based on either the U.S. prime rate or London Interbank Offered Rate (“LIBOR”) and are subject to mandatory prepayments and reductions in the committed availability if the Company undertakes certain types of capital market transactions or if the Company replaces its existing $500 million general purpose revolving credit facility with a facility with greater borrowing capacity. As of December 31, 2005, the Company had no short-term borrowings under this arrangement.
      In May 2003, the Company entered into the 2003 Revolving Credit Facility that provides for borrowings or issuances of letters of credit of up to an aggregate of $500.0 million. Amounts outstanding accrue interest at a variable rate based on either the U.S. prime rate or LIBOR and the credit rating assigned to the Company’s long-term senior debt. As of December 31, 2005, the Company had $482.8 million available under this agreement due to $17.2 million being used to secure outstanding letters of credit. The Company had no outstanding borrowings under this arrangement at December 31, 2005. This facility ends on May 12, 2006.
      Subsequent to December 31, 2005, the Company completed an offering of $350.0 million Senior Notes (See Note 24). Net proceeds of $346.2 million were used to reduce outstanding borrowings on our commercial paper program. In association with the transaction, the committed availability of the commercial paper program was reduced from $1.5 billion to $1.2 billion and the committed availability of the 364-Day Revolving Credit Agreement was reduced from $1.2 billion to $850.0 million.
      The two revolving credit facilities contain customary affirmative and negative covenants, including a maximum debt to capitalization ratio, a minimum interest coverage ratio (in the 2003 Revolving Credit Facility only), a limitation on liens, a limitation on incurrence of indebtedness and a limitation on asset dispositions. The Company was in compliance with these covenants at December 31, 2005. The committed revolving credit facilities do not contain any provisions that make their availability dependent upon our credit ratings; however, the interest rates are dependent upon the credit rating of our long-term senior debt.
      During 2004, the Company entered into three short-term committed credit facilities to support its operations in Canada, the Middle East and Asia Pacific. The Canadian facility provides that borrowings or letters of credit may be issued under the facility up to an aggregate of 20.0 million Canadian dollars, or $17.2 million as of December 31, 2005. The Middle East and Asia Pacific facilities provide that borrowings or letters of credit may be issued under the facilities up to an aggregate of $25.0 million per facility; the commitments under the Middle East and Asia Pacific facilities expired during the third quarter of 2005 and the Company elected not to renew the commitments. As of December 31, 2005, there were no outstanding borrowings and $0.5 million in outstanding letters of credit under the Canadian facility.
      The Company has short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At December 31, 2005 and 2004, the Company had $24.6 million and $4.0 million, respectively, in short-term borrowings outstanding under these arrangements with a weighted average interest rate of 9.2% and 4.8% for 2005 and 2004, respectively. In addition, the Company had $97.5 million of letters of credit and bid and performance bonds outstanding under these uncommitted facilities.
      In connection with the acquisition of Precision Energy Services and Precision Drilling International, the Company has indemnified Precision Drilling Corporation for outstanding letters of credit of $7.0 million.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Long-term Debt

	December 31,

	2005	2004

	(In thousands)
4.95% Senior Notes due 2013	$256,029	$256,659
6 5/8% Senior Notes due 2011	358,057	359,171
7 1/4% Senior Notes due 2006	201,892	206,629
Foreign bank and other debt denominated in foreign currencies	11,204	9,771
Capital lease obligations	12,935	4,861
Other	5,197	4,925

	845,314	842,016
Less amounts due in one year	213,243	11,163

Long-term debt	$632,071	$830,853

      The following is a summary of scheduled long-term debt maturities by year (in thousands):

2006	$213,243
2007	13,434
2008	8,151
2009	5,155
2010	3,324
Thereafter	602,007

$845,314

4.95% Senior Notes
      On October 7, 2003, the Company completed a public offering of $250.0 million of 4.95% Senior Notes due 2013 (“4.95% Senior Notes”). The notes are fully and unconditionally guaranteed by Weatherford Inc. The interest on the notes is payable semi-annually in arrears on April 15 and October 15 of each year. Net proceeds from the offering were $247.9 million and were used to repay short-term borrowings. As evidenced by market transactions, the estimated fair value of the 4.95% Senior Notes was $244.5 million and $249.4 million as of December 31, 2005 and 2004, respectively.

6 5/8% Senior Notes
      On November 16, 2001, the Company completed a private placement of $350.0 million of 6 5/8% Senior Notes due 2011 (“6 5/8% Senior Notes”) which are unsecured obligations of the Company. The interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year. As evidenced by market transactions, the estimated fair value of the 6 5/8% Senior Notes was $374.0 and $386.4 million as of December 31, 2005 and 2004, respectively.

7 1/4% Senior Notes
      The Company has outstanding $200.0 million of 7 1/4% Senior Notes due 2006 (“7 1/4% Senior Notes”) which are unsecured obligations of the Company. Interest is payable semi-annually on May 15 and November 15. Based on the borrowing rates available to the Company, the fair value of the 7 1/4% Senior Notes was $202.1 million and $209.7 million at December 31, 2005 and 2004, respectively. The current carrying

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value of $201.9 million has been included in Short-term Borrowings and Current Portion of Long-term Debt in the December 31, 2005 Consolidated Balance Sheet.
      The effective rate for the 4.95% Senior Notes, 6 5/8% Senior Notes and 7 1/4% Senior Notes was 4.8%, 6.3% and 4.9%, respectively, for the year ended December 31, 2005 and 3.7%, 5.7% and 4.5%, respectively, for the year ended December 31, 2004 after giving consideration to all derivative activity and amortization of original issue discount (See Note 12).

12.	Derivative Instruments

Interest Rate Swaps
      The Company uses interest rate swap agreements to take advantage of available short-term interest rates. The swap agreements are fair value hedges and the terms of the agreements are such that the hedges are considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their term. The shortcut method prescribed by SFAS No. 133 applies, and there is no need to periodically reassess the effectiveness of the hedge during the term of the swaps. Amounts received upon termination of the swap agreements represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are being amortized as a reduction to interest expense over the remaining term of the debt.
      As of December 31, 2005 and 2004, the Company had unamortized gains of $18.3 million and $25.1 million, respectively, associated with interest rate swap terminations. These gains have been deferred and recorded as an adjustment to the carrying value of the related debt and are amortized against interest expense over the remaining term of the debt. The Company’s annual interest expense was reduced by $6.8 million, $12.3 million and $6.0 million for 2005, 2004 and 2003, respectively, as a result of its interest rate swap activity. There were no interest rate swap agreements outstanding as of December 31, 2005 and 2004.

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
      Throughout 2005 the Company entered into and terminated derivative instruments to hedge projected exposures to interest rates in anticipation of a future debt issuance. In total, the Company recorded a gain of $2.7 million in 2005 earnings and deferred a loss of $4.2 million in other comprehensive income based on the designation and type of hedge transaction.

Other Derivative Instruments
      As of December 31, 2005, the Company has entered into several foreign currency forward contracts and one foreign currency option contract with notional amounts aggregating $88.9 million and total fair value of $88.8 million to hedge exposure to currency fluctuations in various foreign currencies, including the Canadian Dollar, the Euro, the Australian Dollar, the Norwegian Kroner, the Brazilian Real and the Thai Bhat. In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, the Company entered into a series of cross-currency swaps with notional amounts totaling $588.9 million and total fair value of $572.0 million as of December 31, 2005. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

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
      On July 28, 2005, the Company called for redemption on August 29, 2005 all of the outstanding Zero Coupon Debentures. At their option, the holders tendered, for conversion, an aggregate of $367.4 million principal amount at maturity. The tendered debentures were converted to approximately 7.3 million of our Common Shares. The Company redeemed the remaining $531.6 million aggregate principal amount at maturity for a cost of $341.8 million. The Company expensed $4.7 million of unamortized issuance costs in connection with the redemption. These expenses have been classified as Debt Redemption Expense on the accompanying Consolidated Statements of Income.

14.	5% Convertible Subordinated Preferred Equivalent Debentures
      In November 1997, the Company completed a private placement of $402.5 million principal amount of 5% Convertible Subordinated Preferred Equivalent Debentures (“Convertible Preferred Debentures”). On August 3, 2003, the Company redeemed all of its outstanding Convertible Preferred Debentures for $412.6 million, or 102.5% of the principal amount. In connection with the redemption, the Company expensed $10.1 million related to the call premium and $10.8 million related to the remaining unamortized debt issuance costs. These expenses have been classified as Debt Redemption Expense on the accompanying Consolidated Statements of Income.

15.	Shareholders’ Equity

Authorized Shares
      The Company is authorized to issue 500,000,000 Common Shares and 10,000,000 undesignated preference shares, $1.00 par value. During the three years ended December 31, 2005, no preferred shares were issued.

Share Split
      In 2005, the Company’s Board of Directors approved a two-for-one share split effected through a share dividend. Shareholders of record as of November 14, 2005 were entitled to the dividend, which was distributed on November 30, 2005. All share and option amounts included in the accompanying consolidated financial statements and related notes reflect the effect of the share split.

Share Repurchase Program
      In 2005, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to $1 billion of our outstanding Common Shares. The Company may conduct share repurchase in the open market and in privately negotiation transactions. The repurchase program does not require the Company to acquire any specific number of shares and may be terminated or suspended at any time.

Precision Division Acquisition
      On August 31, 2005, we issued 52.0 million Common Shares to Precision Drilling Corporation in connection with the acquisition of the Precision Energy Services and Precision Drilling International divisions.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrant
      On February 28, 2002, the Company issued Shell Technology Ventures Inc. a warrant to purchase up to 6.5 million Common Shares at a price of $30.00 per share. The warrant has a nine-year exercisable life beginning one year after the issue date. The warrant holder may exercise the warrant and settlement may occur through physical delivery, net share settlement, net cash settlement or a combination thereof. The warrant also may be converted into Common Shares at any time after the third anniversary of the issue date. The number of Common Shares issuable upon conversion would be equal to the value of the warrant determined by the Black-Scholes option pricing model divided by the average of the closing price of Common Shares for the 10-day period prior to the date of conversion. Any shares received upon such conversion are non-transferable for two years.

16.	Compensation Plans

Stock Option Plans
      The Company has a number of stock option plans pursuant to which directors, officers and key employees may be granted options to purchase Common Shares at the fair market value on the date of grant.
      The Company has in effect a 1991 Employee Stock Option Plan (“1991 ESO Plan”), a 1992 Employee Stock Option Plan (“1992 ESO Plan”) and a 1998 Employee Stock Option Plan (“1998 ESO Plan”). Under these plans, options to purchase Common Shares may be granted to officers and key employees of the Company (including directors who are also key employees). At December 31, 2005, approximately 2.3 million shares were available for grant under such plans.
      Stock options generally vest after one to four years following the date of grant and expire after ten to fourteen years from the date of grant. Information about the stock option plans and predecessor plans for the three years ended December 31, 2005, is set forth below:

			Weighted
			Average
			Exercise
	Number of	Range of Exercise	Price Per
	Shares	Prices	Share

Options outstanding, December 31, 2002	40,346,884	$ 2.21 - $26.84	$12.93
Granted	1,460,000	15.88 - 21.58	18.46
Exercised	(1,465,852)	4.06 - 18.38	9.53
Terminated	(1,207,750)	11.89 - 23.75	14.29

Options outstanding, December 31, 2003	39,133,282	2.21 - 26.84	13.22
Granted	291,200	19.97 - 23.78	20.95
Exercised	(9,874,320)	2.21 - 24.68	12.92
Terminated	(1,081,500)	11.89 - 23.78	14.23

Options outstanding, December 31, 2004	28,468,662	2.69 - 26.84	13.30
Granted	120,000	33.84 - 35.63	34.13
Exercised	(14,478,178)	2.69 - 26.35	13.03
Terminated	(170,150)	11.89 - 22.81	15.52

Options outstanding, December 31, 2005	13,940,334	5.81 - 35.63	13.72

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005 the options outstanding and exercisable were:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
		Contractual	Price Per		Contractual	Price Per
Range of Exercise Prices	Outstanding	Life	Share	Exercisable	Life	Share

$ 5.81-$9.87	1,556,280	5.95	$6.83	1,556,280	5.95	$6.83
10.31-14.89	7,735,512	9.51	11.89	7,485,512	9.51	11.88
15.13-19.97	3,915,842	8.76	18.13	2,845,176	8.03	18.14
20.03-23.65	599,000	9.42	22.17	435,800	8.87	22.16
26.35-35.63	133,700	12.11	33.38	13,700	8.13	26.77

5.81-35.63	13,940,334	8.92	13.72	12,336,468	8.69	13.07

      The options exercisable as of December 31, 2004 were 14.2 million.

Restricted Share Plan
      During 2003, the Board of Directors approved a restricted share plan (the “Restricted Share Plan”) pursuant to which up to 7.7 million Common Shares were authorized for issuance. The Restricted Share Plan provides for the award of Common Shares, the vesting of which is subject to conditions and limitations established at the time of the grant. Upon the award of Common Shares, the participant has the rights of a shareholder, including but not limited to the right to vote such shares and the right to receive any dividends paid on such shares. Key employees, directors and persons providing material services to the Company may be eligible for participation in the Restricted Share Plan.
      The Company issued approximately 6.6 million and 0.8 million restricted shares, net of forfeitures, during 2005 and 2004, respectively, to certain key employees and directors. The restricted shares vest based on continued employment, and vesting generally occurs over a two to four-year period, with an equal amount of the restricted shares vesting on each anniversary of the grant date. A portion of the 2005 grants vest over a four-year period, with 50% of the shares vesting after two years and the remaining portion vesting in the fourth year.
      The Company recognized $24.8 million and $5.8 million in employee stock-based compensation expense related to the vesting of restricted shares during the year ended December 31, 2005 and 2004, respectively. As of December 31, 2005, the Company has 6.9 million unvested restricted shares outstanding at a weighted average price of $31.84 per restricted share.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement and Employee Benefit Plans
      The Company has defined contribution plans covering certain of its employees. Contribution expenses related to these plans totaled $17.4 million, $9.3 million and $12.0 million in 2005, 2004 and 2003, respectively.
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
      The change in benefit obligations were as follows:

	Year Ended December 31,

	2005		2004

	United States	International	United States	International

	(In thousands)
Benefit obligation at beginning of year	$63,019	$84,239	$42,673	$60,177
Service cost	2,417	8,573	1,763	6,698
Interest cost	3,398	4,941	2,568	3,685
Plan participants’ contributions	—	2,341	—	2,137
Business combinations	2,701	34,407	—	—
Amendments	4,753	(5,976)	—	5,882
Curtailments	7,450	(2,385)	—	—
Settlements	(14,334)	(3,460)	—	—
Actuarial loss	13,605	14,510	17,294	1,800
Currency fluctuations	—	(9,587)	—	7,288
Benefits paid	(1,144)	(2,720)	(1,279)	(3,428)

Benefit obligation at end of year	$81,865	$124,883	$63,019	$84,239

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The change in plan assets were as follows:

	Year Ended December 31,

	2005		2004

	United States	International	United States	International

	(In thousands)
Fair value of plan assets at beginning of year	$10,075	$56,554	$10,404	$41,133
Actual return on plan assets	535	12,546	869	4,490
Employer contribution	234	9,015	81	7,069
Plan participants’ contributions	—	2,337	—	2,137
Business combinations	2,450	23,824	—	—
Settlements	—	(3,363)	—	—
Currency fluctuations	—	(7,304)	—	4,573
Benefits paid	(1,144)	(2,338)	(1,279)	(2,848)

Fair value of plan assets at end of year	12,150	91,271	10,075	56,554

Funded status	(69,715)	(33,612)	(52,944)	(27,685)
Unrecognized net loss	30,624	11,054	21,610	7,379
Unrecognized prior service cost/(benefit)	21,242	(1,507)	25,210	5,030
Unrecognized transition asset	—	(27)	—	(35)

Net amount recognized	$(17,849)	$(24,092)	$(6,124)	$(15,311)

      The amounts recognized in the Consolidated Balance Sheets are as follows:

	Year Ended December 31,

	2005		2004

	United States	International	United States	International

	(In thousands)
Prepaid benefit cost	$—	$187	$—	$308
Accrued benefit cost	(51,782)	(34,181)	(32,661)	(24,535)
Intangible asset	21,018	36	20,518	4,983
Accumulated other comprehensive income	12,915	9,866	6,019	3,933

Net amount recognized	$(17,849)	$(24,092)	$(6,124)	$(15,311)

      The increase or decrease in the additional minimum liability included in other comprehensive income was $6.9 million and $1.6 million for 2005 and 2004, respectively, for the U.S. plans and $6.4 million and $0.6 million for 2005 and 2004, respectively, for the international plans.
      The accumulated benefit obligation for defined benefit pension plans was $62.9 million and $42.6 million at December 31, 2005 and 2004, respectively, for the U.S. plans and $121.3 million and $76.0 million at December 31, 2005 and 2004, respectively, for the international plans.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets or accumulated benefit obligations in excess of plan assets as of December 31, 2005 and 2004 are as follows:

	2005		2004

	United States	International	United States	International

	(In thousands)
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$81,865	$124,195	$63,019	$83,169
Fair value of plan assets	12,150	90,354	10,075	55,461
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	62,892	110,657	42,586	62,906
Fair value of plan assets	12,150	77,645	10,075	40,873
      The components of net periodic benefit cost as of December 31, 2005, 2004 and 2003 are as follows:

	2005		2004		2003

	United States	International	United States	International	United States	International

	(In thousands)
Service cost	$2,417	$8,573	$1,763	$6,698	$576	$5,242
Interest cost	3,398	4,941	2,568	3,685	1,392	2,489
Expected return on plan assets	(802)	(4,018)	(899)	(2,996)	(1,032)	(1,944)
Amortization of transition obligation (asset)	—	(3)	—	(4)	—	25
Amortization of prior service cost	2,457	323	2,629	13	876	13
Settlements/curtailments	17,432	(2,385)	—	—	25	—
Amortization of loss	1,140	11	166	589	21	1,035

Net periodic benefit cost	$26,042	$7,442	$6,227	$7,985	$1,858	$6,860

      Prior service costs are amortized using an alternative straight-line method over the average remaining service period of employees expected to receive plan benefits.
      Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions.
      The weighted average assumption rates used for benefit obligations are as follows:

	Year Ended December 31,

	2005	2004

Discount rate:
United States plans	5.25 - 5.50%	5.25 - 5.75%
International plans	2.00 - 5.80	1.80 - 7.00
Rate of compensation increase:
United States plans	6.00	4.00
International plans	2.25 - 6.08	2.50 - 6.85

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average assumption rates used for net periodic benefit costs are as follows:

	Year Ended December 31,

	2005	2004	2003

Discount rate:
United States plans	5.25% - 5.75%	6.00%	6.00 - 6.75%
International plans	1.80 - 6.00	1.80 - 7.00	4.80 - 7.00
Expected return on plan assets:
United States plans	8.00	8.00	8.00
International plans	4.00 - 7.00	4.00 - 8.00	6.27 - 8.00
Rate of compensation increase:
United States plans	4.00	3.00	3.00
International plans	2.25 - 6.85	2.75 - 7.50	3.25 - 8.28
      In determining the overall expected long-term rate of return for plan assets, the Company takes into consideration the historical experience as well as future expectations of the asset mix involved. As different investments yield different returns, each asset category must be reviewed individually and then weighted for significance in relation to the total portfolio.
      The weighted average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

	2005		2004

	United States	International	United States	International

Equity	58%	77%	61%	90%
Debt securities	41	18	38	7
Other	1	5	1	3

Total	100%	100%	100%	100%

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
      In 2006, the Company expects to contribute $0.4 million in the U.S. and $6.9 million internationally to its pension and other postretirement benefit plans.
      In addition, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	United States	International

2006	$10,769	$1,865
2007	1,050	1,564
2008	1,386	2,267
2009	2,335	2,678
2010	2,128	1,593
2011 - 2015	15,399	22,637

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Income Taxes
      The components of Income from Continuing Operations before Income Taxes and Minority Interest were as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Domestic	$94,016	$50,141	$24,348
Foreign	532,176	380,606	175,167

	$626,192	$430,747	$199,515

      The Company’s income tax benefit (provision) from continuing operations consisted of the following:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Current:
U.S. federal and state income taxes	$605	$388	$(159)
Foreign	(130,994)	(108,786)	(20,834)

Total current	(130,389)	(108,398)	(20,993)

Deferred:
U.S. federal	(48,465)	(1,458)	15,992
Foreign	19,688	17,184	(46,607)

Total deferred	(28,777)	15,726	(30,615)

	$(159,166)	$(92,672)	$(51,608)

      The difference between the tax (provision) benefit at the statutory federal income tax rate and the tax (provision) benefit attributable to Income from Continuing Operations Before Income Taxes and Minority Interest for the three years ended December 31, 2005 is analyzed below:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Statutory federal income tax rate	$(219,167)	$(150,762)	$(69,830)
Effect of state income tax, net and alternative minimum tax	(191)	252	319
Effect of domestic non-deductible expenses	6,568	(2,076)	(380)
Change in valuation allowance	(17,223)	1,161	(6,873)
Effect of foreign income tax, net	66,923	60,933	19,911
Change in income tax reserve	8,744	—	—
Other	(4,820)	(2,180)	5,245

	$(159,166)	$(92,672)	$(51,608)

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting. The components of the net deferred tax asset (liability) attributable to continuing operations were as follows:

	December 31,

	2005	2004

	(In thousands)
Deferred tax assets:
Domestic and foreign operating losses	$57,458	$52,296
Accrued liabilities and reserves	137,457	82,180
Tax credits	70,489	54,055
Unremitted foreign earnings	5,355	7,898
Other differences between financial and tax basis	33,683	1,238
Differences between financial and tax basis inventory	22,735	14,853
Valuation allowance	(44,003)	(27,823)

Total deferred tax assets	283,174	184,697

Deferred tax liabilities:
Property, plant and equipment	(128,850)	(65,385)
Goodwill and other intangibles	(30,972)	(18,545)
Other differences between financial and tax basis	(7,690)	(1,175)

Total deferred tax liabilities	(167,512)	(85,105)

Net deferred tax assets	$115,662	$99,592

      In connection with the acquisition of the Precision divisions, certain of Precision’s operations were integrated with the Company’s operations resulting in a charge of $23.9 million. The integration required recognition of certain gains that had previously been deferred for tax purposes and also required a valuation allowance to be placed on a portion of the Company’s tax credits. The integration and restructuring should enable the Company to more effectively realize tax credits.
      The overall increase in the valuation allowance in 2005 is primarily attributable to the establishment of a valuation allowance against net operating losses (“NOLs”) in various jurisdictions and tax credits in the United States. Management’s assessment is that the character and nature of future taxable income may not allow the Company to realize the tax benefits of the NOLs and tax credits within the allowable carryforward period. Therefore, an appropriate valuation allowance has been made.
      The Company has provided additional taxes for the anticipated repatriation of earnings of its foreign subsidiaries where Management has determined that the foreign subsidiaries earnings are not indefinitely reinvested. For foreign subsidiaries whose earnings are indefinitely reinvested, no provision for US federal and state income taxes has been provided. If the earnings were not indefinitely reinvested, the estimated tax liability would be approximately $61.9 million after application of available foreign tax credits.
      At December 31, 2005, the Company had approximately $381.7 million of NOLs, $128.6 million of which were generated by certain domestic subsidiaries prior to their acquisition by the Company. The use of these acquired domestic NOLs is subject to limitations imposed by the Internal Revenue Code and is also restricted to the taxable income of the subsidiaries generating these losses. Due to limitations and restrictions, the Company believes that certain of these NOLs will expire without utilization and consequently no deferred tax asset has been recorded. Loss carryforwards, if not utilized, will expire at various dates from 2006 through 2024.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, the Company had approximately $67.4 million of foreign tax credits available to offset future payments of federal income taxes. The foreign tax credits expire in varying amounts through 2015.
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

Operating Leases
      The Company is committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property. Future minimum rental commitments under noncancelable operating leases are as follows (in thousands):

2006	$51,948
2007	42,129
2008	34,681
2009	28,518
2010	24,020
Thereafter	119,504

$300,800

      Total rent expense incurred under operating leases was approximately $69.9 million, $42.0 million and $40.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Related Party Transactions
      A member of the Company’s Board of Directors is the Chief Executive Director of London Merchant Securities plc. The Company began leasing office space from London Merchant Securities during 2004. The annual rent is $0.3 million plus the Company’s proportional share of building expenses. The terms of the lease are standard market terms.
      In 2005, the Company entered into a spot-rate foreign exchange transaction totaling $4.0 million with Lehman Brothers, Inc. (“Lehman”), an investment banking firm in which two directors of the Company are managing directors. The Company also sold its interest in an agreement to explore and develop oil and gas interests to a Lehman affiliate, who also was an original party to the agreement, for $4.2 million. In 2003 and 2004, the Company entered into interest rate swap agreements for its 6 5/8% Senior Notes with Lehman. Also, during 2003, the Company completed a public offering of 20.0 million Common Shares that were sold through Lehman. The arrangements associated with these transactions were on customary terms in the industry.
      During 2003, the Company sold one of its businesses to two former employees for $0.1 million in cash and a note receivable of $3.2 million. The balance of the note receivable was $1.9 million and $3.2 million at December 31, 2005 and 2004, respectively.
      A member of the Company’s Board of Directors is the Chief Executive Officer of First Reserve Corporation. First Reserve Corporation beneficially owns certain convertible preferred securities of CiDRA Corporation (“CiDRA”), which are convertible into less than 10% of CiDRA common stock on a fully diluted and convertible basis. During 2002, the Company purchased a related business from CiDRA for $4.8 million. In 2004, the Company sold and licensed certain technology and rights to CiDRA. The Company received $2.0 million in cash, a $7.0 million promissory note payable over four years and will receive royalty payments equal to 5% of CiDRA’s sales. The member of the Company’s Board of Directors did not participate in the Company’s consideration or approval of these transactions. The balance of the note receivable was $7.0 million as of December 31, 2005 and 2004, respectively, with the first scheduled installment due in 2006.
      During 2002, the Company sold certain assets to a former employee for a note receivable. The balance of the note receivable was $8.1 million and $9.5 million at December 31, 2005 and 2004, respectively.
      In April 2000, the Company completed the spin-off of its Grant Prideco, Inc. subsidiary to its shareholders. Three of the Company’s directors serve on both our and Grant Prideco’s Boards of Directors. In connection with the spin-off, the Company entered into a preferred customer agreement with Grant Prideco which expired on March 31, 2005.

21.	Segment Information

Geographic Segments
      Financial information by geographic segment, as provided to the chief operating decision maker, for each of the three years ended December 31, 2005, is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products and performance of services. Long-lived assets are

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
long-term assets excluding deferred tax assets of $47.1 million, $37.8 million and $34.6 million at December 31, 2005, 2004 and 2003, respectively.

	Revenues from Unaffiliated Customers			Long-lived Assets

	2005	2004	2003	2005	2004	2003

	(In thousands)
United States	$1,609,209	$1,140,974	$855,321	$1,306,406	$1,761,501	$1,832,172
Canada	791,496	528,581	442,562	1,515,520	534,286	488,991
Latin America	423,974	301,392	246,402	423,490	171,570	170,643
Europe, CIS and West Africa	659,308	556,112	501,825	1,376,412	730,944	716,251
Middle East and North Africa	519,826	376,054	302,430	902,904	234,840	191,232
Asia Pacific	329,414	228,661	213,494	369,604	129,377	135,282

	$4,333,227	$3,131,774	$2,562,034	$5,894,336	$3,562,518	$3,534,571

Reporting Segments
      The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and natural gas industry. The Company operates in virtually every oil and natural gas exploration and production region in the world. The Company divides its business into three separate segments as defined by the chief operating decision maker: Evaluation, Drilling & Intervention, Completion & Production Systems and other operations.
      In connection with the acquisition of Precision Energy Services and Precision Drilling International, the Company undertook a review of its presentation of segment information. The historical operating divisions of Drilling Services and Production Systems combined with the businesses of Precision Energy Services and Precision Drilling International now operate as four divisions: (1) Evaluation, Drilling & Intervention Services, (2) Completion & Production Systems, (3) Precision Drilling International and (4) Pipeline and Specialty Services. Evaluation, Drilling & Intervention Services includes the former Drilling Services businesses, excluding pipeline and specialty services, and the businesses conducted by Precision Energy Services. Completion & Production Systems is the historical Production Systems division. The Company’s Precision Drilling International and Pipeline and Specialty Services Divisions do not meet the quantitative thresholds for determining reportable segments and are combined for reporting purposes in Other Operations. Information for prior periods has been restated on a comparable basis. The following describes our reporting segments:
      The Company’s Evaluation, Drilling & Intervention Services segment provides a wide range of oilfield products and services, including drilling services and equipment, cased hole and open hole wireline services, well installation services and cementing products and equipment, underbalanced systems, fishing and intervention services, liner systems and expandable solid tubular systems.
      The Company’s Completion & Production Systems segment designs, manufactures, sells and services a complete line of artificial lift equipment, including progressing cavity pumps, reciprocating rod lift systems, gas lift systems and electrical submersible pumps as well as provides fracturing technologies, production optimization services and automation and monitoring of wellhead production. This segment also provides certain completion products and systems including cased hole systems, flow control systems, sand screens, expandable sand screen systems and intelligent completion technologies. Completion & Production Systems also provides screens for industrial applications.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Financial information by industry segment for each of the three years ended December 31, 2005 is summarized below. The total assets and capital expenditures do not include the assets and activity of the Company’s discontinued operation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Inter-segment sales are not material.

	Evaluation,
	Drilling &	Completion &
	Intervention	Production	Other
	Services	Systems	Operations	Corporate(a)	Total

	(In thousands)
2005
Revenues from unaffiliated customers	$2,428,382	$1,722,884	$181,961	$—	$4,333,227
Depreciation and amortization	235,099	78,826	17,960	2,453	334,338
Operating income (loss)(b)	450,224	200,123	9,039	(89,957)	569,429
Total assets	4,890,468	2,300,624	966,468	422,744	8,580,304
Capital expenditures for property, plant and equipment	346,113	104,210	56,940	19,341	526,604
2004
Revenues from unaffiliated customers	$1,697,635	$1,358,479	$75,660	$—	$3,131,774
Depreciation and amortization	177,468	68,621	7,326	2,469	255,884
Operating income (loss)	316,440	120,113	12,678	(33,484)	415,747
Total assets	2,647,441	2,055,148	98,825	729,312	5,530,726
Capital expenditures for property, plant and equipment	194,139	87,395	5,378	23,918	310,830
2003
Revenues from unaffiliated customers	$1,446,836	$1,068,430	$46,768	$—	$2,562,034
Depreciation and amortization	167,819	55,817	6,262	2,519	232,417
Operating income (loss)	231,446	78,813	3,213	(27,255)	286,217
Total assets	2,486,243	1,878,750	78,574	517,668	4,961,235
Capital expenditures for property, plant and equipment	159,454	94,064	4,157	44,712	302,387

(a)	Includes Equity in Earnings of Unconsolidated Affiliates.

(b)	Includes Exit Costs and Restructuring Charges of $72,769, $6,653, $2,075 and $32,738 in Evaluation, Drilling & Intervention Services, Completion & Production Systems, Other Operations and Corporate, respectively. (See Note 4).

22.	Consolidating Financial Statements
      Effective June 26, 2002, Weatherford Limited became the parent holding company of Weatherford Inc. following a corporate reorganization. Weatherford Inc. continues to exist as an indirect, wholly owned subsidiary of Weatherford Limited. Weatherford Limited and its subsidiaries continue to conduct the business previously conducted by Weatherford Inc. and its subsidiaries. The reorganization has been accounted for as a reorganization of entities under common control, and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities or shareholders’ equity. As part of the reorganization, Weatherford

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Limited (“Parent”) and Weatherford Inc. (“Issuer”) each guaranteed, on a full and unconditional basis, certain indebtedness of the Company.
      During 2005, the Company executed a 364-Day Revolving Credit Agreement, all of the Zero Coupon Convertible Debentures were redeemed for cash or converted into Common Shares and the Company initiated a commercial paper program. Based on these changes, the following obligations of Issuer were guaranteed by Parent as of December 31, 2005: (1) 7 1/4% Senior Notes and (2) the 6 5/8% Senior Notes. The following obligations of Parent were guaranteed by Issuer as of December 31, 2005: (i) the 2003 Revolving Credit Facility, (ii) the 364-Day Revolving Credit Agreement, (iii) the 4.95% Senior Notes, and (iv) issuances of notes under the $1.5 billion Commercial Paper Program.
      As a result of these guarantee arrangements, the Company is required to present the following condensed consolidating financial information. The accompanying guarantor financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. Certain prior year amounts have been reclassified, including investments in consolidated subsidiaries, to conform with the 2005 presentation.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
December 31, 2005

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

	(In thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$124	$3,172	$130,949	$—	$134,245
Other Current Assets	952	1,179	2,502,497	—	2,504,628

	1,076	4,351	2,633,446	—	2,638,873

Equity Investments in Unconsolidated Affiliates	—	—	36,990	—	36,990
Equity Investments in Affiliates	8,029,938	2,602,236	12,368,520	(23,000,694)	—
Shares Held in Parent	—	152,111	—	(152,111)	—
Intercompany Receivables, Net	180,959	1,741,011	—	(1,921,970)	—
Other Assets	43,493	10,366	5,850,582	—	5,904,441

	$8,255,466	$4,510,075	$20,889,538	$(25,074,775)	$8,580,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$717,628	$206,118	$31,020	$—	$954,766
Accounts Payable and Other Current Liabilities	4,002	7,770	1,031,603	—	1,043,375

	721,630	213,888	1,062,623	—	1,998,141

Long-term Debt	255,329	357,449	19,293	—	632,071
Intercompany Payables, Net	—	—	1,921,970	(1,921,970)	—
Other Long-term Liabilities	46,792	80,231	156,252	—	283,275
Shareholders’ Equity	7,231,715	3,858,507	17,729,400	(23,152,805)	5,666,817

	$8,255,466	$4,510,075	$20,889,538	$(25,074,775)	$8,580,304

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations
Year Ended December 31, 2005

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

	(In thousands)
Revenues	$—	$—	$4,333,227	$—	$4,333,227
Costs and Expenses	(16,524)	(912)	(3,766,285)	—	(3,783,721)
Equity in Earnings of Unconsolidated Affiliates	9,496	—	10,427	—	19,923

Operating Income (Loss)	(7,028)	(912)	577,369	—	569,429

Other Income (Expense):
Gain on Sale of Universal Common Stock	115,456	—	—	—	115,456
Debt Redemption Expense	—	(4,733)	—	—	(4,733)
Interest Expense, Net	(22,953)	(43,324)	(2,858)	—	(69,135)
Intercompany Charges, Net	(35,500)	104,146	(68,646)	—	—
Equity in Earnings (Loss) of Affiliates	411,695	376,282	—	(787,977)	—
Other, Net	6,102	(315)	9,388	—	15,175

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	467,772	431,144	515,253	(787,977)	626,192
Provision for Income Taxes	(352)	(19,449)	(139,365)	—	(159,166)

Income (Loss) from Continuing Operations Before Minority Interest	467,420	411,695	375,888	(787,977)	467,026
Minority Interest, Net	—	—	(817)	—	(817)

Income (Loss) from Continuing Operations	467,420	411,695	375,071	(787,977)	466,209
Income from Discontinued Operation, Net of Taxes	—	—	1,211	—	1,211

Net Income (Loss)	$467,420	$411,695	$376,282	$(787,977)	$467,420

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations
Year Ended December 31, 2004

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

	(In thousands)
Revenues	$—	$—	$3,131,774	$—	$3,131,774
Costs and Expenses	(3,662)	(1,490)	(2,733,280)	—	(2,738,432)
Equity in Earnings of Unconsolidated Affiliates	18,567	—	3,838	—	22,405

Operating Income (Loss)	14,905	(1,490)	402,332	—	415,747

Other Income (Expense):
Gain on Sale of Universal Common Stock	77,642	—	—	—	77,642
Interest Expense, Net	(11,839)	(43,720)	(4,157)	—	(59,716)
Intercompany Charges, Net	(31,297)	90,547	(59,250)	—	—
Equity in Earnings (Loss) of Affiliates	281,281	283,320	—	(564,601)	—
Other, Net	(720)	340	(2,546)	—	(2,926)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	329,972	328,997	336,379	(564,601)	430,747
(Provision) Benefit for Income Taxes	174	(47,716)	(45,130)	—	(92,672)

Income (Loss) from Continuing Operations Before Minority Interest	330,146	281,281	291,249	(564,601)	338,075
Minority Interest, Net	—	—	(776)	—	(776)

Income (Loss) from Continuing Operations	330,146	281,281	290,473	(564,601)	337,299
Loss from Discontinued Operation, Net of Taxes	—	—	(7,153)	—	(7,153)

Net Income (Loss)	$330,146	$281,281	$283,320	$(564,601)	$330,146

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations
Year Ended December 31, 2003

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

	(In thousands)
Revenues	$—	$—	$2,562,034	$—	$2,562,034
Costs and Expenses	—	(670)	(2,290,094)	—	(2,290,764)
Equity in Earnings of Unconsolidated Affiliates	11,556	—	3,391	—	14,947

Operating Income (Loss)	11,556	(670)	275,331	—	286,217

Other Income (Expense):
Interest Expense, Net	(7,232)	(61,068)	(6,238)	—	(74,538)
Intercompany Charges, Net	90,100	128,855	(218,955)	—	—
Debt Redemption Expense	—	(20,911)	—	—	(20,911)
Equity in Earnings of Affiliates	52,178	40,214	—	(92,392)	—
Other, Net	1,574	1,030	6,143	—	8,747

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	148,176	87,450	56,281	(92,392)	199,515
Provision for Income Taxes	(4,824)	(35,272)	(11,512)	—	(51,608)

Income (Loss) from Continuing Operations Before Minority Interest	143,352	52,178	44,769	(92,392)	147,907
Minority Interest, Net	—	—	(664)	—	(664)

Income (Loss) from Continuing Operations	143,352	52,178	44,105	(92,392)	147,243
Loss from Discontinued Operation, Net of Taxes	—	—	(3,891)	—	(3,891)

Net Income (Loss)	$143,352	$52,178	$40,214	$(92,392)	$143,352

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2005

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

	(In thousands)
Cash Flows from Operating Activities:
Net Income (Loss)	$467,420	$411,695	$376,282	$(787,977)	$467,420
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	(9,496)	—	(10,427)	—	(19,923)
Gain on Sale of Universal Common Stock	(115,456)	—	—	—	(115,456)
Non-cash Portion of Exit Costs and Restructuring Charges	8,191	—	57,009	—	65,200
Charges from Parent or Subsidiary	35,500	(104,146)	68,646	—	—
Equity in (Earnings) Loss of Affiliates	(411,695)	(376,282)	—	787,977	—
Deferred Income Tax Provision	—	19,839	8,938	—	28,777
Other Adjustments	(163,275)	(177,042)	415,099	—	74,782

Net Cash Provided (Used) by Continuing Operations	(188,811)	(225,936)	915,547	—	500,800
Net Cash Provided by Discontinued Operation	—	—	2,294	—	2,294

Net Cash Provided (Used) by Operating Activities	(188,811)	(225,936)	917,841	—	503,094

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(991,067)	—	(991,067)
Capital Expenditures for Property, Plant and Equipment	—	—	(526,618)	—	(526,618)
Acquisition of Intellectual Property	—	—	(13,423)	—	(13,423)
Proceeds from Sale of Universal Common Stock	276,750	—	—	—	276,750
Proceeds from Sale of Assets	—	—	15,874	—	15,874
Other Investing Activities, Net	—	—	(16,424)	—	(16,424)

Net Cash Provided (Used) by Investing Activities	276,750	—	(1,531,658)	—	(1,254,908)

Cash Flows from Financing Activities:
Borrowings from Short-term Debt, Net	716,927	1,885	12,320	—	731,132
Borrowings from (Repayments on) Long-term Debt, Net	—	1,736	(4,110)	—	(2,374)
Redemption of Convertible Debentures	—	(348,816)	—	—	(348,816)
Proceeds from Exercise of Stock Options	—	191,127	—	—	191,127
Borrowings (Repayments) Between Subsidiaries, Net	(943,721)	309,596	634,125	—	—
Other Financing Activities, Net	—	(473)	(487)	—	(960)

Net Cash Provided (Used) by Financing Activities	(226,794)	155,055	641,848	—	570,109

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,489)	—	(1,489)
Net Increase (Decrease) in Cash and Cash Equivalents	(138,855)	(70,881)	26,542	—	(183,194)
Cash and Cash Equivalents at Beginning of Year	138,979	74,053	104,407	—	317,439

Cash and Cash Equivalents at End of Year	$124	$3,172	$130,949	$—	$134,245

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2004

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

	(In thousands)
Cash Flows from Operating Activities:
Net Income (Loss)	$330,146	$281,281	$283,320	$(564,601)	$330,146
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	(18,567)	—	(3,838)	—	(22,405)
Gain on Sale of Universal Common Stock	(77,642)	—	—	—	(77,642)
Charges from Parent or Subsidiary	31,297	(90,547)	59,250	—	—
Equity in (Earnings) Loss of Affiliates	(281,281)	(283,320)	—	564,601	—
Deferred Income Tax Provision (Benefit)	(686)	15,786	(30,826)	—	(15,726)
Other Adjustments	117,186	5,131	159,451	—	281,768

Net Cash Provided (Used) by Continuing Operations	100,453	(71,669)	467,357	—	496,141
Net Cash Provided by Discontinued Operation	—	—	7,338	—	7,338

Net Cash Provided (Used) by Operating Activities	100,453	(71,669)	474,695	—	503,479

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(26,464)	—	(26,464)
Capital Expenditures for Property, Plant and Equipment	—	—	(310,868)	—	(310,868)
Acquisition of Intellectual Property	—	—	(20,494)	—	(20,494)
Proceeds from Sale of Assets	—	—	23,595	—	23,595
Proceeds from Sale of Universal Common Stock	231,798	—	—	—	231,798
Other Investing Activities, Net	—	—	(2,856)	—	(2,856)

Net Cash Provided (Used) by Investing Activities	231,798	—	(337,087)	—	(105,289)

Cash Flows from Financing Activities:
Repayments on Asset Securitization, Net	—	(75,000)	—	—	(75,000)
Repayments on Short-term Debt, Net	(144,000)	—	(39,775)	—	(183,775)
Repayments on Long-term Debt, Net	—	(1,118)	(7,866)	—	(8,984)
Proceeds from Exercise of Stock Options	—	129,549	—	—	129,549
Borrowings (Repayments) between Subsidiaries, Net	(50,854)	90,568	(39,714)	—	—
Other Financing Activities, Net	—	(1,236)	(163)	—	(1,399)

Net Cash Provided (Used) by Financing Activities	(194,854)	142,763	(87,518)	—	(139,609)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2,776	—	2,776
Net Increase in Cash and Cash Equivalents	137,397	71,094	52,866	—	261,357
Cash and Cash Equivalents at Beginning of Year	1,582	2,959	51,541	—	56,082

Cash and Cash Equivalents at End of Year	$138,979	$74,053	$104,407	$—	$317,439

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2003

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

	(In thousands)
Cash Flows from Operating Activities:
Net Income (Loss)	$143,352	$52,178	$40,214	$(92,392)	$143,352
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	(11,556)	—	(3,391)	—	(14,947)
Equity in (Earnings) Loss of Affiliates	(52,178)	(40,214)	—	92,392	—
Charges from Parent or Subsidiary	(90,100)	(128,855)	218,955	—	—
Debt Redemption Expense	—	20,911	—	—	20,911
Deferred Income Tax Provision	206	15,425	14,984	—	30,615
Other Adjustments	7,410	326,019	(216,108)	—	117,321

Net Cash Provided (Used) by Continuing Operations	(2,866)	245,464	54,654	—	297,252
Net Cash Used by Discontinued Operation	—	—	(11,850)	—	(11,850)

Net Cash Provided (Used) by Operating Activities	(2,866)	245,464	42,804	—	285,402

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(61,527)	—	(61,527)
Capital Expenditures for Property, Plant and Equipment	—	—	(302,502)	—	(302,502)
Acquisition of Intellectual Property	—	—	(20,072)	—	(20,072)
Proceeds from Sale of Assets	—	—	13,230	—	13,230
Capital Contribution to Subsidiary	(412,730)	—	—	412,730	—
Other Investing Activities, Net	—	—	(6,144)	—	(6,144)

Net Cash Provided (Used) by Investing Activities	(412,730)	—	(377,015)	412,730	(377,015)

Cash Flows from Financing Activities:
Proceeds From Asset Securitization, Net	—	6,051	—	—	6,051
Borrowings from (Repayments on) Short-term Debt, Net	144,000	(221,038)	(79,016)	—	(156,054)
Borrowings from (Repayments on) Long-term Debt, Net	247,902	—	(1,847)	—	246,055
Redemption of Convertible Debentures	—	(412,563)	—	—	(412,563)
Proceeds from Issuance of Common Shares	400,000	—	—	—	400,000
Proceeds from Exercise of Stock Options	—	13,972	—	—	13,972
Borrowings (Repayments) Between Subsidiaries, Net	(370,466)	370,478	(12)	—	—
Proceeds from Capital Contribution	—	—	412,730	(412,730)	—
Other Financing Activities, Net	(4,258)	(2,619)	4,054	—	(2,823)

Net Cash Provided (Used) by Financing Activities	417,178	(245,719)	335,909	(412,730)	94,638

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	4,220	—	4,220
Net Increase (Decrease) in Cash and Cash Equivalents	1,582	(255)	5,918	—	7,245
Cash and Cash Equivalents at Beginning of Year	—	3,214	45,623	—	48,837

Cash and Cash Equivalents at End of Year	$1,582	$2,959	$51,541	$—	$56,082

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Quarterly Financial Data (Unaudited)
      The following tabulation sets forth unaudited quarterly financial data for 2005 and 2004:

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total

	(In thousands, except per share amounts)
2005
Revenues	$857,706	$937,295	$1,076,816	$1,461,410	$4,333,227
Gross Profit	274,970	303,076	328,843	475,716	1,382,605
Income from Continuing Operations	80,435	94,725	47,299	243,750	466,209
Income from Discontinued Operation	161	463	587	—	1,211
Net Income	80,596	95,188	47,886	243,750	467,420
Basic Earnings Per Share:
Continuing Operations	$0.29	$0.34	$0.16	$0.70	$1.55
Discontinued Operation	0.00	0.00	0.00	0.00	0.01

Net Income	$0.29	$0.34	$0.16	$0.70	$1.56

Diluted Earnings Per Share:
Continuing Operations	$0.27	$0.32	$0.15	$0.69	$1.47
Discontinued Operation	0.00	0.00	0.00	0.00	0.00

Net Income	$0.27	$0.32	$0.15	$0.69	$1.47

2004
Revenues	$712,640	$742,188	$794,341	$882,605	$3,131,774
Gross Profit	215,150	224,759	255,062	278,051	973,022
Income from Continuing Operations	53,500	81,032	69,838	132,929	337,299
Income (Loss) from Discontinued Operation	(895)	(7,143)	259	626	(7,153)
Net Income	52,605	73,889	70,097	133,555	330,146
Basic Earnings (Loss) Per Share:
Continuing Operations	$0.20	$0.30	$0.26	$0.49	$1.26
Discontinued Operation	(0.00)	(0.02)	0.00	0.00	(0.03)

Net Income	$0.20	$0.28	$0.26	$0.49	$1.23

Diluted Earnings (Loss) Per Share:
Continuing Operations	$0.19	$0.28	$0.24	$0.45	$1.17
Discontinued Operation	(0.00)	(0.02)	0.00	0.00	(0.02)

Net Income	$0.19	$0.26	$0.24	$0.45	$1.15

24.	Subsequent Event
      On February 17, 2006, the Company completed an offering of $350.0 million of 5.50% Senior Notes due 2016. The notes are fully and unconditionally guaranteed by Weatherford Inc. and bear interest which is payable in arrears on February 15 and August 15 of each year. In anticipation of the debt issuance, the Company entered into cash flow hedges to secure the underlying interest rate. In connection with the February 2006 debt issuance, these cash flow hedges were settled with a $2.0 million, net, cash receipt from the counterparties which will be deferred and amortized over the remaining term of the debt as a reduction to interest expense.

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
Changes in internal controls.
      During the three-month period ended December 31, 2005 there have been no changes in our assessed internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the 2005 acquired businesses. There have been changes in our internal controls related to the acquired businesses, including implementing our policies and procedures.
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
      Pursuant to General Instructions G(3), information on directors and executive officers of the Registrant will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 9, 2006.
      Our board of directors has adopted a code of ethics entitled “Code of Conduct,” which applies to all our employees, officers and directors and has also adopted a separate “Supplemental Code of Business Conduct” for our senior officers. Copies of these codes can also be found at www.weatherford.com.

Item 11.	Executive Compensation
      Pursuant to General Instructions G(3), information on executive compensation will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 9, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Pursuant to General Instruction G(3), information on security ownership of certain beneficial owners and management will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 9, 2006.
Equity Compensation Plan Information
      The following table provides information as of December 31, 2005 about the number of shares to be issued upon vesting or exercise of equity awards including options, restricted shares, warrants and deferred stock units as well as the number of shares remaining available for issuance under our equity compensation plans.

Number of Shares
		Weighted	Remaining Available
	Number of Shares to	Average Exercise	for Future Issuance
	be Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding Shares
	Options, Warrants	Warrants and	Reflected in the
	and Rights	Rights	First Column)

(in thousands, except share prices)
Plan Category:
Equity compensation plans approved by shareholders	126	$12.33	—
Equity compensation plans not approved by shareholders(a)	27,342	$22.29	2,569

Total	27,468	$22.24	2,569

(a)	The Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended (the “Plan”), is administered by the Compensation Committee of the Board of Directors, and all employees are eligible to receive options under the Plan. The Plan provides for the grant of nonqualified options to purchase Common Shares of Weatherford International Ltd. The price at which shares may be purchased is based on the market price of the shares and cannot be less than the aggregate par value of the shares on the date the option was granted. Unless otherwise provided in an option agreement, no option may be exercised after one day less than 10 years from the date of vesting. Options generally become fully exercisable after three to four years from the date of grant, subject to earlier vesting in the event of the death, disability or retirement of the employee or in the event of a change of control of the Company. The Plan provides for the grant of options to purchase up to 44,000,000 shares. As of December 31, 2005, there were options to purchase an aggregate of 11,932,942 Common Shares outstanding under this Plan, of which options to purchase an aggregate of 10,329,076 Common Shares were vested.

On September 8, 1998, July 5, 2000, and September 26, 2001, the Company granted to each of its directors other than Mr. Duroc-Danner an option or warrant to purchase 187,264, 120,000 and 120,000 Common Shares, respectively, at a purchase price per share equal to $5.8075, $18.375 and $11.885, respectively, which was the fair market value of our Common Shares as of the day we granted the options or warrant. The options and warrants were issued under agreements between us and the directors. Each option or warrant is exercisable for a period of ten years from the date which it becomes fully exercisable. The options and warrant granted on September 8, 1998 and July 5, 2000 become fully exercisable three years from the date of grant, and the options and warrant granted on September 26, 2001 become fully exercisable four years from the date of grant, in each case subject to earlier vesting in the event of the death, disability or retirement of the optionee or warrantholder or a change of control of the Company. Under these agreements there were options and warrants to purchase an aggregate of 1,881,792 Common Shares outstanding as of December 31, 2005, all of which are fully vested.

Under our Non-Employee Director Deferred Compensation Plan, each non-employee director may elect to defer up to 7.5% of any fees paid by the Company. The deferred fees are converted into non-monetary units representing Common Shares that could have been purchased with the deferred fees based on the average of the high and low market price of the Common Shares on the last day of the month in which fees were deferred. If a non-employee director elects to defer at least 5% of his fees, the Company will make an additional contribution to the director’s account equal to the sum of (1) 7.5% of the director’s fees plus (2) the amount of fees deferred by the director. The non-employee directors are fully vested at all times. The Company’s directors may generally determine when distributions will be made from the plan. The amount of the distribution will be a number of Common Shares equal to the number of units at the time of distribution. Distributions are made in Common Shares. As of December 31, 2005, there were 57,782 deferred units outstanding under this plan.

The Company established its Foreign Executive Deferred Compensation Stock Ownership Plan for key foreign employees. Under the Company’s Foreign Executive Deferred Compensation Stock Ownership Plan, the Company contributes 15% of each participant’s total salary, bonus and commission compensation each year. The Company’s contributions vest over a five-year period on the basis of 20% per year for each year of service. Under the Foreign Executive Deferred Compensation Stock Ownership Plan, the Company’s contributions are converted into non-monetary units equal to the number of Common Shares that could have been purchased with the amounts contributed based on the average closing price of the Common Shares for each day of the month in which contributions are made. Distributions are made under the Foreign Executive Deferred Compensation Stock Ownership Plan after a participant retires, becomes disabled or dies or after his employment is terminated. Distributions under the Foreign Executive Deferred Compensation Stock Ownership Plan are made in a number of Common Shares equal to the number of units allocated to the participant’s account at the time of distribution. As of December 31, 2005, there were 117,806 deferred units outstanding under this plan.

On February 28, 2002, the Company issued Shell Technology Ventures Inc. a warrant to purchase up to 6,464,428 Common Shares at a price of $30.00 per share. The warrant has a nine-year exercisable life beginning one year after the issue date. The warrant holder may exercise the warrant and settlement may occur through physical delivery, net share settlement, net cash settlement or a combination thereof. The warrant also may be converted into Common Shares at any time after the third anniversary of the issue date. The number of Common Shares issuable upon conversion would be equal to the value of the warrant determined by the Black-Scholes option pricing model divided by the average of the closing price of Common Shares for the 10-day period prior to the date of conversion. Any shares received upon such conversion are non-transferable for two years.

In 2003, the Company’s Board of Directors approved a restricted share plan that allows for the grant of up to 7,670,000 of our Common Shares to key employees and directors of the Company. Restricted shares are subject to forfeiture restrictions that generally lapse after a specified period from the date of grant and are subject to earlier vesting in the event of death, retirement or a change in control. As of December 31, 2005 there were 7,439,732 shares granted under this plan.

Item 13.	Certain Relationships and Related Transactions
      Pursuant to General Instruction G(3), information on certain relationships and related transactions will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 9, 2006.

Item 14.	Principal Accountant Fees and Services
      Pursuant to General Instruction G(3), information on principal accountant fees and services will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 9, 2006.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) The following documents are filed as part of this report or incorporated herein by reference:
      1. The consolidated financial statements of the Company listed on page 44 of this report.
      2. The financial statement schedule on page 101 of this report.
      3. The exhibits of the Company listed below under Item 15(c).

      (b) Exhibits:

Exhibit
Number	Description

2.1	Stock Purchase Agreement dated June 6, 2005 by and between Precision Drilling Corporation and Weatherford International Ltd. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K dated June 6, 2005 on Form 8-K/ A (File No. 1-31339) filed June 9, 2005).
2.2	Agreement and Plan of Merger dated May 8, 2002, among Weatherford International, Inc., Weatherford Merger, Inc., Weatherford International Ltd. and Weatherford U.S. Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.1	Memorandum of Association of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/ prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.2	Memorandum of Increase of Share Capital of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/ prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.3	Bye-laws of Weatherford International Ltd. (incorporated by reference to Annex III to the proxy statement/ prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Memorandum of Association and Bye-laws of Weatherford International Ltd. defining the rights of holders of common shares.
4.2	Guarantee, dated as of October 25, 2005, of Weatherford International, Inc. for the benefit of holders of any notes issued by Weatherford International Ltd., from time to time pursuant to the Issuing and Paying Agent Agreement, dated as of October 25, 2005, between Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
4.3	Registration Rights, Standstill and Voting Agreement dated August 31, 2005, between Weatherford International Ltd. and Precision Drilling Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed September 7, 2005).
4.4	364-Day Revolving Credit Agreement, dated as of August 25, 2005, among Weatherford International Ltd. and Weatherford Liquidity Management Hungary Limited Liability Company, as Borrowers, Weatherford International, Inc., as Guarantor, and UBS AG, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc. (including form of Promissory Note thereunder) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 29, 2005).
4.5	Credit Agreement dated May 14, 2003, among Weatherford International Ltd., Weatherford International, Inc., JPMorgan Chase Bank, as Administrative Agent, BankOne, NA and Wells Fargo Bank, Texas, N.A., as Co-Syndication Agents, ABN-AMRO Bank, N.V., and The Bank of Nova Scotia, as Co- Documentation agents, and Wachovia Bank, National Association, Suntrust Bank, Royal Bank of Canada and Deutsche Bank AG New York Branch, as co-Managing Agents (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed July 1, 2003).
4.6	Amended and Restated Credit Agreement dated as of January 14, 2005, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1- 31339) filed January 20, 2005).
4.7	Indenture, dated October 1, 2003, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 2, 2003).

Exhibit
Number	Description

4.8	Officers’ Certificate dated as of October 7, 2003 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).
4.9	Indenture dated May 17, 1996, between Weatherford Enterra, Inc. and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).
4.10	First Supplemental Indenture dated and effective as of May 27, 1998, by and among EVI Weatherford, Inc., the successor by merger to Weatherford Enterra, Inc., and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed June 2, 1998).
4.11	Second Supplemental Indenture dated June 30, 2000, between Weatherford International, Inc. and The Bank of New York, as successor trustee to Bank of Montreal Trust (including form of Debenture) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1- 13086) filed July 10, 2000).
4.12	Third Supplemental Indenture dated November 16, 2001, between Weatherford International, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Reg. No. 333-73770) filed November 20, 2001).
4.13	Fourth Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company) (incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.14	Convertible Debenture Guarantee Agreement dated June 26, 2002, between Weatherford International Ltd. and JP Morgan Chase Bank (incorporated by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.15	Form of global note for 4.95% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).
4.16	Form of Weatherford Enterra, Inc.’s 7 1/4% Senior Notes due May 15, 2006 (incorporated by reference to Exhibit 4.2 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).
4.17	Form of global note for 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-31339) filed February 17, 2006).
4.18	Officers’ Certificate dated as of February 17, 2006 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-31339) filed February 17, 2006).
10.1	Issuing and Paying Agent Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.2	Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and J. P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.3	Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.4	Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Merrill Lynch Money Markets Inc. (for notes with maturities up to 270 days) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, (for notes with maturities over 270 days up to 397 days) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).

Exhibit
Number		Description

10.6		Amended and Restated Registration Rights Agreement, dated as of March 23, 2004, between Weatherford International Ltd. and Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 of Universal Compression Holdings, Inc. (Reg. No. 333-114145) filed April 2, 2004).
10.8		Amendment to Preferred Supplier Agreement dated April 14, 2003 (incorporated by reference to Exhibit 10.1 to the Grant Prideco Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-15423), filed May 15, 2003).
*10	.9	Weatherford Enterra, Inc. 1991 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 (File 1-7867) filed March 23, 1997).
*10	.10	2004 Weatherford Variable Compensation Plan, Including Form of Award Letter (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-31339) filed November 9, 2004).
*10	.11	Weatherford Variable Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 25, 2005).
*10	.12	Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers and non-officers (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 on Form 10-Q/A (File No. 1-31339) filed September 15, 2004).
*10	.13	Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan and Related Trust Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.14	Weatherford International Ltd. Nonqualified Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.15	Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.16	Weatherford International Incorporated Non-Employee Director Retirement Plan.
*10	.17	Weatherford International, Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).
*10	.18	Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan dated March 23, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-31339) filed May 6, 2004).
*10	.19	Energy Ventures, Inc. 1991 Non-Employee Director Stock Option Plan and Form of Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-13086) filed August 8, 1991).
*10	.20	Energy Ventures, Inc. 1992 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 (Reg. No. 333-13531) filed October 4, 1997).
*10	.21	Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-13086) filed August 12, 1995).
*10	.22	General Amendment of Employee Stock Option Programs of Weatherford International, Inc. dated May 9, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.23	General Amendment of Director’s Stock Option Plans and Agreements dated May 9, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).

Exhibit
Number		Description

*10	.24	Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers.
*10	.25	Amendment to Stock Option Programs (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 19, 2000).
*10	.26	Employment Agreement, dated as of December 1, 2005, between Weatherford International Ltd. and Hazel A. Brown (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 2, 2005).
*10	.27	Employment Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.28	Employment Agreement, dated as of September 1, 2005, between Weatherford International Ltd. and John R. King (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed September 7, 2005).
*10	.29	Employment Agreement, dated as of September 1, 2005, between Weatherford International Ltd. and Ian E. Kelly (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed September 7, 2005).
*10	.30	Employment Agreements dated August 1, 2003, between Weatherford International Ltd. and each of M. David Colley, E. Lee Colley III, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin, Keith R. Morley, Jon R. Nicholson and Lisa W. Rodriguez (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-31339) filed November 6, 2003).
*10	.31	Employment Agreement dated as of June 15, 1998, between EVI Weatherford, Inc. and Philip Burguieres (incorporated by reference to Exhibit No. 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-13086) filed August 14, 1998).
*10	.32	Amendment to Employment Agreement dated October 16, 2000, between Philip Burguieres and Weatherford International, Inc. (incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13086) filed March 23, 2001).
*10	.33	Indemnification Agreement, dated as of December 1, 2005, between Weatherford International Ltd. and Hazel A. Brown (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 2, 2005).
*10	.34	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and John R. King (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.35	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Ian E. Kelly (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.36	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.37	Indemnification Agreements with Robert K. Moses, Jr. (incorporated by reference to Exhibit 10.10 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); Philip Burguieres (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-7867)); William E. Macaulay (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)); and Jon Nicholson (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867) filed March 24, 1997).

Exhibit
Number		Description

*10	.38	Indemnification Agreements with each of Bernard J. Duroc-Danner, Gary L. Warren, Burt M. Martin, Lisa W. Rodriguez, E. Lee Colley III, Donald R. Galletly, Jon R. Nicholson, James N. Parmigiano, Stuart E. Ferguson, David J. Butters, Robert A. Rayne, Robert K. Moses, Jr., Philip Burguieres, Robert B. Millard, William E. Macaulay and Sheldon B. Lubar (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13086) filed November 13, 2002).
*10	.39	Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).
*10	.40	Form of Amendment to Stock Option Agreements dated September 8, 1998 for Non-Employee Directors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
*10	.41	Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).
*10	.42	Form of Stock Option Agreement for Non-employee Directors dated September 26, 2001 (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-8 (Reg. No. 333-81678) filed January 30, 2002).
*10	.43	Assumption and General Amendment of Directors’ Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
*10	.44	Form of Warrant Agreement with Robert K. Moses, Jr. dated September 8, 1998 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).
*10	.45	Form of Amendment to Warrant Agreement with Robert K. Moses, Jr. dated September 8, 1998 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
*10	.46	Form of Warrant Agreement with Robert K. Moses, Jr. dated July 5, 2000 (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).
*10	.47	Form of Warrant Agreement with Robert K. Moses dated September 26, 2001 (incorporated by reference to Exhibit 4.20 to the Registration Statement on Form S-8 (Reg. No. 333-81676) filed January 30, 2002).
10.48		License Agreement among Shell Technology Ventures Inc., Weatherford/ Lamb, Inc. and Weatherford International, Inc. dated March 1, 2002, as amended on April 29, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.49		Framework Agreement between Shell Technology Ventures Limited and Weatherford International, Inc. dated March 1, 2002, as amended on April 19, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.50		Promissory Note to Shell Technology Ventures Inc. dated February 28, 2002 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.51		Warrant Agreement between Shell Technology Ventures Inc. and Weatherford International, Inc. dated February 28, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.52		Agreement dated August 31, 2005, between Weatherford International Ltd. and Precision Drilling Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed September 7, 2005).

Exhibit
Number		Description

†21	.1	Subsidiaries of Weatherford International Ltd.
†23	.1	Consent of Ernst & Young LLP.
†31	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32	.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.
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
      (c) Financial Statement Schedules
      1. Valuation and qualifying accounts and allowances.
SCHEDULE II
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE THREE YEARS ENDED DECEMBER 31, 2005

		Additions

	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Collections	Deductions	Period

	(In thousands)
Year Ended December 31, 2005:
Allowance for uncollectible accounts receivable	$15,910	$3,291	$824	$(7,815)	$12,210
Year Ended December 31, 2004:
Allowance for uncollectible accounts receivable	$16,728	$3,138	$2,491	$(6,447)	$15,910
Year Ended December 31, 2003:
Allowance for uncollectible accounts receivable	$18,088	$3,689	$1,753	$(6,802)	$16,728
      All other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 9, 2006.

WEATHERFORD INTERNATIONAL LTD.

By:	/s/ Bernard J. Duroc-Danner

Bernard J. Duroc-Danner
President, Chief Executive Officer,
Chairman of the Board and Director
(Principal Executive Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Bernard J. Duroc-Danner Bernard J. Duroc-Danner	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 9, 2006

/s/ Lisa W. Rodriguez Lisa W. Rodriguez	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2006

/s/ Nicholas F. Brady Nicholas F. Brady	Director	March 9, 2006

/s/ David J. Butters David J. Butters	Director	March 9, 2006

/s/ Sheldon B. Lubar Sheldon B. Lubar	Director	March 9, 2006

/s/ William E. Macaulay William E. Macaulay	Director	March 9, 2006

/s/ Robert B. Millard Robert B. Millard	Director	March 9, 2006

/s/ Robert K. Moses, Jr. Robert K. Moses, Jr.	Director	March 9, 2006

/s/ Robert A. Rayne Robert A. Rayne	Director	March 9, 2006

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Stock Purchase Agreement dated June 6, 2005 by and between Precision Drilling Corporation and Weatherford International Ltd. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K dated June 6, 2005 on Form 8-K/ A (File No. 1-31339) filed June 9, 2005).
2.2	Agreement and Plan of Merger dated May 8, 2002, among Weatherford International, Inc., Weatherford Merger, Inc., Weatherford International Ltd. and Weatherford U.S. Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.1	Memorandum of Association of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/ prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.2	Memorandum of Increase of Share Capital of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/ prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.3	Bye-laws of Weatherford International Ltd. (incorporated by reference to Annex III to the proxy statement/ prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Memorandum of Association and Bye-laws of Weatherford International Ltd. defining the rights of holders of common shares.
4.2	Guarantee, dated as of October 25, 2005, of Weatherford International, Inc. for the benefit of holders of any notes issued by Weatherford International Ltd., from time to time pursuant to the Issuing and Paying Agent Agreement, dated as of October 25, 2005, between Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
4.3	Registration Rights, Standstill and Voting Agreement dated August 31, 2005, between Weatherford International Ltd. and Precision Drilling Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed September 7, 2005).
4.4	364-Day Revolving Credit Agreement, dated as of August 25, 2005, among Weatherford International Ltd. and Weatherford Liquidity Management Hungary Limited Liability Company, as Borrowers, Weatherford International, Inc., as Guarantor, and UBS AG, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc. (including form of Promissory Note thereunder) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 29, 2005).
4.5	Credit Agreement dated May 14, 2003, among Weatherford International Ltd., Weatherford International, Inc., JPMorgan Chase Bank, as Administrative Agent, BankOne, NA and Wells Fargo Bank, Texas, N.A., as Co-Syndication Agents, ABN-AMRO Bank, N.V., and The Bank of Nova Scotia, as Co- Documentation agents, and Wachovia Bank, National Association, Suntrust Bank, Royal Bank of Canada and Deutsche Bank AG New York Branch, as co-Managing Agents (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed July 1, 2003).
4.6	Amended and Restated Credit Agreement dated as of January 14, 2005, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1- 31339) filed January 20, 2005).
4.7	Indenture, dated October 1, 2003, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 2, 2003).
4.8	Officers’ Certificate dated as of October 7, 2003 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).

Exhibit
Number	Description

4.9	Indenture dated May 17, 1996, between Weatherford Enterra, Inc. and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).
4.10	First Supplemental Indenture dated and effective as of May 27, 1998, by and among EVI Weatherford, Inc., the successor by merger to Weatherford Enterra, Inc., and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-13086) filed June 2, 1998).
4.11	Second Supplemental Indenture dated June 30, 2000, between Weatherford International, Inc. and The Bank of New York, as successor trustee to Bank of Montreal Trust (including form of Debenture) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1- 13086) filed July 10, 2000).
4.12	Third Supplemental Indenture dated November 16, 2001, between Weatherford International, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Reg. No. 333-73770) filed November 20, 2001).
4.13	Fourth Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company) (incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.14	Convertible Debenture Guarantee Agreement dated June 26, 2002, between Weatherford International Ltd. and JP Morgan Chase Bank (incorporated by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.15	Form of global note for 4.95% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).
4.16	Form of Weatherford Enterra, Inc.’s 7 1/4% Senior Notes due May 15, 2006 (incorporated by reference to Exhibit 4.2 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).
4.17	Form of global note for 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-31339) filed February 17, 2006).
4.18	Officers’ Certificate dated as of February 17, 2006 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-31339) filed February 17, 2006).
10.1	Issuing and Paying Agent Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.2	Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and J. P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.3	Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.4	Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Merrill Lynch Money Markets Inc. (for notes with maturities up to 270 days) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, (for notes with maturities over 270 days up to 397 days) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.6	Amended and Restated Registration Rights Agreement, dated as of March 23, 2004, between Weatherford International Ltd. and Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 of Universal Compression Holdings, Inc. (Reg. No. 333-114145) filed April 2, 2004).

Exhibit
Number		Description

10.8		Amendment to Preferred Supplier Agreement dated April 14, 2003 (incorporated by reference to Exhibit 10.1 to the Grant Prideco Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-15423), filed May 15, 2003).
*10	.9	Weatherford Enterra, Inc. 1991 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 (File 1-7867) filed March 23, 1997).
*10	.10	2004 Weatherford Variable Compensation Plan, Including Form of Award Letter (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-31339) filed November 9, 2004).
*10	.11	Weatherford Variable Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 25, 2005).
*10	.12	Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers and non-officers (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 on Form 10-Q/A (File No. 1-31339) filed September 15, 2004).
*10	.13	Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan and Related Trust Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.14	Weatherford International Ltd. Nonqualified Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.15	Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.16	Weatherford International Incorporated Non-Employee Director Retirement Plan.
*10	.17	Weatherford International, Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).
*10	.18	Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan dated March 23, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-31339) filed May 6, 2004).
*10	.19	Energy Ventures, Inc. 1991 Non-Employee Director Stock Option Plan and Form of Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-13086) filed August 8, 1991).
*10	.20	Energy Ventures, Inc. 1992 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 (Reg. No. 333-13531) filed October 4, 1997).
*10	.21	Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-13086) filed August 12, 1995).
*10	.22	General Amendment of Employee Stock Option Programs of Weatherford International, Inc. dated May 9, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.23	General Amendment of Director’s Stock Option Plans and Agreements dated May 9, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.24	Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers.
*10	.25	Amendment to Stock Option Programs (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 19, 2000).

Exhibit
Number		Description

*10	.26	Employment Agreement, dated as of December 1, 2005, between Weatherford International Ltd. and Hazel A. Brown (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 2, 2005).
*10	.27	Employment Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.28	Employment Agreement, dated as of September 1, 2005, between Weatherford International Ltd. and John R. King (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed September 7, 2005).
*10	.29	Employment Agreement, dated as of September 1, 2005, between Weatherford International Ltd. and Ian E. Kelly (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed September 7, 2005).
*10	.30	Employment Agreements dated August 1, 2003, between Weatherford International Ltd. and each of M. David Colley, E. Lee Colley III, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin, Keith R. Morley, Jon R. Nicholson and Lisa W. Rodriguez (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-31339) filed November 6, 2003).
*10	.31	Employment Agreement dated as of June 15, 1998, between EVI Weatherford, Inc. and Philip Burguieres (incorporated by reference to Exhibit No. 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-13086) filed August 14, 1998).
*10	.32	Amendment to Employment Agreement dated October 16, 2000, between Philip Burguieres and Weatherford International, Inc. (incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13086) filed March 23, 2001).
*10	.33	Indemnification Agreement, dated as of December 1, 2005, between Weatherford International Ltd. and Hazel A. Brown (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 2, 2005).
*10	.34	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and John R. King (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.35	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Ian E. Kelly (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.36	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.37	Indemnification Agreements with Robert K. Moses, Jr. (incorporated by reference to Exhibit 10.10 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); Philip Burguieres (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-7867)); William E. Macaulay (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)); and Jon Nicholson (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867) filed March 24, 1997).
*10	.38	Indemnification Agreements with each of Bernard J. Duroc-Danner, Gary L. Warren, Burt M. Martin, Lisa W. Rodriguez, E. Lee Colley III, Donald R. Galletly, Jon R. Nicholson, James N. Parmigiano, Stuart E. Ferguson, David J. Butters, Robert A. Rayne, Robert K. Moses, Jr., Philip Burguieres, Robert B. Millard, William E. Macaulay and Sheldon B. Lubar (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13086) filed November 13, 2002).
*10	.39	Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).

Exhibit
Number		Description

*10	.40	Form of Amendment to Stock Option Agreements dated September 8, 1998 for Non-Employee Directors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
*10	.41	Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).
*10	.42	Form of Stock Option Agreement for Non-employee Directors dated September 26, 2001 (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-8 (Reg. No. 333-81678) filed January 30, 2002).
*10	.43	Assumption and General Amendment of Directors’ Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
*10	.44	Form of Warrant Agreement with Robert K. Moses, Jr. dated September 8, 1998 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).
*10	.45	Form of Amendment to Warrant Agreement with Robert K. Moses, Jr. dated September 8, 1998 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
*10	.46	Form of Warrant Agreement with Robert K. Moses, Jr. dated July 5, 2000 (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).
*10	.47	Form of Warrant Agreement with Robert K. Moses dated September 26, 2001 (incorporated by reference to Exhibit 4.20 to the Registration Statement on Form S-8 (Reg. No. 333-81676) filed January 30, 2002).
10.48		License Agreement among Shell Technology Ventures Inc., Weatherford/ Lamb, Inc. and Weatherford International, Inc. dated March 1, 2002, as amended on April 29, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.49		Framework Agreement between Shell Technology Ventures Limited and Weatherford International, Inc. dated March 1, 2002, as amended on April 19, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.50		Promissory Note to Shell Technology Ventures Inc. dated February 28, 2002 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.51		Warrant Agreement between Shell Technology Ventures Inc. and Weatherford International, Inc. dated February 28, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.52		Agreement dated August 31, 2005, between Weatherford International Ltd. and Precision Drilling Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed September 7, 2005).
†21	.1	Subsidiaries of Weatherford International Ltd.
†23	.1	Consent of Ernst & Young LLP.
†31	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32	.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

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