Form 10-Q
period 2006-03-31
WEATHERFORD INTERNATIONAL LTD
filed 2006-05-09
CIK 1170565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at May 4, 2006
Common Shares, par value $1.00	348,672,017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$135,310	$134,245
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $11,670 and $12,210, Respectively	1,354,404	1,259,990
Inventories	991,621	890,121
Other Current Assets	340,375	354,517

	2,821,710	2,638,873

Property, Plant and Equipment, Net	2,480,538	2,367,237
Goodwill	2,832,143	2,808,217
Other Intangible Assets, Net	618,954	621,365
Other Assets	126,310	144,612

	$8,879,655	$8,580,304

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$711,259	$954,766
Accounts Payable	436,743	476,363
Other Current Liabilities	650,171	567,012

	1,798,173	1,998,141

Long-term Debt	981,383	632,071
Deferred Tax Liabilities	55,838	88,476
Other Liabilities	214,667	194,799

Commitments and Contingencies

Shareholders’ Equity:
Common Shares, $1 Par Value, Authorized 500,000 Shares, Issued 360,550 and 358,973 Shares, Respectively	360,550	358,973
Capital in Excess of Par Value	4,187,367	4,164,365
Treasury Shares, Net	(233,190)	(152,111)
Retained Earnings	1,406,255	1,202,938
Accumulated Other Comprehensive Income	108,612	92,652

	5,829,594	5,666,817

	$8,879,655	$8,580,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months
	Ended March 31,
	2006	2005
Revenues:
Products	$568,683	$428,768
Services	967,328	428,938

	1,536,011	857,706

Costs and Expenses:
Cost of Products	390,547	296,550
Cost of Services	597,094	286,186
Research and Development	36,443	21,019
Selling, General and Administrative Attributable to Segments	184,946	110,961
Corporate General and Administrative	22,256	19,626
Equity in Earnings of Unconsolidated Affiliates	(2,634)	(1,301)

Operating Income	307,359	124,665

Other Expense:
Interest Expense, Net	(18,988)	(13,658)
Other, Net	(2,119)	(2,226)

Income from Continuing Operations Before Income Taxes	286,252	108,781
Provision for Income Taxes	(82,935)	(28,346)

Income from Continuing Operations	203,317	80,435
Income from Discontinued Operation, Net of Taxes	—	161

Net Income	$203,317	$80,596

Basic Earnings Per Share:
Income from Continuing Operations	$0.58	$0.29
Income from Discontinued Operation	0.00	0.00

Net Income	$0.58	$0.29

Diluted Earnings Per Share:
Income from Continuing Operations	$0.57	$0.27
Income from Discontinued Operation	0.00	0.00

Net Income	$0.57	$0.27

Weighted Average Shares Outstanding:
Basic	349,160	275,626
Diluted	358,326	304,732
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months
	Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net Income	$203,317	$80,596
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	115,503	70,122
Loss on Sales of Assets, Net	1,559	499
Income from Discontinued Operation	—	(161)
Equity in Earnings of Unconsolidated Affiliates	(2,634)	(176)
Employee Stock-Based Compensation Expense	14,343	6,833
Amortization of Original Issue Discount	—	4,302
Deferred Income Tax Benefit	(1,328)	(7,296)
Other, Net	2,944	(669)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired	(130,487)	(119,190)

Net Cash Provided by Continuing Operations	203,217	34,860
Net Cash Used by Discontinued Operation	—	(5,323)

Net Cash Provided by Operating Activities	203,217	29,537

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(23,751)	(1,492)
Capital Expenditures for Property, Plant and Equipment	(212,677)	(74,344)
Acquisition of Intellectual Property	(2,957)	(4,395)
Purchase of Equity Investment in Unconsolidated Affiliate	—	(1,350)
Proceeds from Sale of Assets, Net	225	4,756

Net Cash Used by Investing Activities	(239,160)	(76,825)

Cash Flows from Financing Activities:
Repayments of Short-term Debt, Net	(246,206)	(5,246)
Borrowings (Repayments) of Long-term Debt, Net	347,346	(1,290)
Purchase of Treasury Shares	(91,479)	—
Proceeds from Exercise of Stock Options	26,783	50,494
Tax Benefit on Stock Option Exercises	508	—
Other Financing Activities, Net	56	(156)

Net Cash Provided by Financing Activities	37,008	43,802

Net Increase (Decrease) in Cash and Cash Equivalents	1,065	(3,486)
Cash and Cash Equivalents at Beginning of Period	134,245	317,439

Cash and Cash Equivalents at End of Period	$135,310	$313,953

Supplemental Cash Flow Information:
Interest Paid	$2,953	$1,348
Income Taxes Paid, Net of Refunds	39,687	23,950
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months
	Ended March 31,
	2006	2005
Net Income	$203,317	$80,596
Other Comprehensive Income (Loss):
Reclassification Adjustment for Deferred Gain, net on Derivative Instruments	6,268	68
Foreign Currency Translation Adjustment	9,692	(7,064)

Comprehensive Income	$219,277	$73,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
1. General
     The condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheet at March 31, 2006, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full year.
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
2. Critical Accounting Policies
     There have been no material changes or developments in the Company’s evaluation of accounting estimates and underlying assumptions or methodologies that the Company believes to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2005. Although there have been no material changes to the Company’s revenue recognition policy subsequent to December 31, 2005, further clarification of this critical accounting policy, as it relates to products and services sold in our contract drilling and pipeline service businesses, is warranted as these businesses are expected to comprise a higher percentage of total revenues for 2006. In addition, the Company has expanded its disclosure to clarify the nature of the expenses typically incurred and rebilled to the customer.
     Revenue Recognition
     Revenue is recognized when all of the following criteria have been met: a) evidence of an arrangement exists, b) delivery to and acceptance by the customer has occurred, c) the price to the customer is fixed and determinable and d) collectibility is reasonably assured.
     Both contract drilling and pipeline service revenue is contractual by nature and both are day-rate based contracts. The Company recognizes revenue for these contracts based on the criteria outlined above which is consistent with our other product offerings.
     From time to time, the Company may receive revenues for preparation and mobilization of equipment and personnel. In connection with new drilling contracts, revenues earned and incremental costs incurred directly related to preparation and mobilization are deferred and recognized over the primary contract term of the project using the straight-line method. Costs of relocating equipment without contracts to more promising market areas are expensed as incurred. Demobilization fees received are reported in income, along with any related expenses, upon completion of contracts.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     The Company incurs rebillable expenses including shipping and handling, third-party inspection and repairs, and custom and duties. The Company recognizes the revenue associated with these rebillable expenses as Revenues of Products and all related costs as Cost of Products in the accompanying Condensed Consolidated Statements of Income.
3. Business Combinations
     The Company has acquired businesses critical to its long-term growth strategy. Results of operations for acquisitions are included in the accompanying Condensed Consolidated Statements of Income from the date of acquisition. The balances included in the Condensed Consolidated Balance Sheets related to acquisitions are based on preliminary information and are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated. Acquisitions are accounted for using the purchase method of accounting and the purchase price was allocated to the net assets acquired based upon their estimated fair values at the date of acquisition. Final valuations of assets and liabilities are obtained and recorded within one year from the date of the acquisition.
     During the first quarter of 2006, the Company effected various acquisitions that were integrated into the Company’s operations for total consideration of approximately $17.9 million. These acquisitions, which were completed by the Company’s Evaluation, Drilling & Intervention Services and Completion & Production Systems operating segments, generated approximately $17.3 million of goodwill during the current quarter.
     On August 31, 2005, the Company acquired Precision Energy Services and Precision Drilling International, former divisions of Precision Drilling Corporation. Precision Energy Services is a provider of cased hole and open hole wireline services, drilling and evaluation services and production services. These operations will substantially broaden the Company’s wireline and directional capabilities and will strengthen the Company’s underbalanced product lines. Opportunities exist to accelerate the acquired products’ market penetration in the Eastern Hemisphere through the Company’s established infrastructure. Precision Drilling International is a land rig contractor owning and operating 48 rigs, with a concentrated presence in the Eastern Hemisphere and Latin America. The procurement of these assets will allow the Company to further meet our customers’ comprehensive service needs.
     Consideration paid for these businesses was approximately $2,340.7 million consisting of $942.7 million in cash and 52.0 million Weatherford common shares, $1.00 par value (“Common Shares”). The fair value of the shares issued was determined using an average price of $26.89, which represented the average closing price of the Company’s stock for a short period before and after the agreement date. The purchase price is subject to a working capital adjustment mechanism, which has not been completed.
     The total purchase price was allocated to Precision Energy Services and Precision Drilling International’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon preliminary valuations and estimates and assumptions are subject to change upon the receipt and management’s review of the final valuations. The primary areas of the purchase price allocation which are not yet finalized relate to identifiable intangible assets, pre-merger contingencies and residual goodwill. The final valuation of net assets is expected to be completed no later than one year from the acquisition date.
4. Exit Costs, Severance, Restructuring and Asset Impairment Charges
     2005 Exit Cost and Restructuring Charges
     During the third and fourth quarters of 2005, the Company underwent both a restructuring related to its acquisition of Precision and reorganization activities related to its historical businesses, including a change in management, a change in regional structure and an evaluation of product lines. It incurred exit costs of $114.2 million related to its exit and reorganization. The charge included an inventory write-down of $20.7 million which was recorded in Cost of Products and a remaining amount of $93.6 million which was recorded as Exit Costs and Restructuring Charges in the related period’s Consolidated Statements of Income.
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
     The 2005 integration and reorganization plans are expected to be completed during the first half of 2006. As of March 31, 2006, all employees had been notified and 120 of the 164 specifically identified employees had been terminated. No additional costs were recorded in the first quarter of 2006, and the Company does not anticipate future charges, relating to these activities. In addition, there were no costs incurred related to this Exit Cost and Restructuring Plan during the three months ended March 31, 2005.

	Evaluation,
	Drilling &	Completion
	Intervention	& Production	Other
	Services	Systems	Operations	Corporate	Total
	(In thousands)
Cost of Products	$20,654	$3,191	$651	$—	$24,496
Cost of Services	25,766	—	1,083	—	26,849
Research and Development	9,000	—	—	—	9,000
Selling General & Administrative	17,349	3,462	341	—	21,152
Corporate General & Administrative	—	—	—	32,738	32,738

Total	72,769	6,653	2,075	32,738	114,235
Cash Payments	(19,247)	(4,224)	(146)	(2,752)	(26,369)
Non-cash Utilization	(52,289)	—	—	(12,911)	(65,200)

Balance at March 31, 2006	$1,233	$2,429	$1,929	$17,075	$22,666

5. Dispositions
     In June 2004, the Company’s management approved a plan to sell its non-core GSI compression fabrication business. The sale of this business was finalized in July 2005 for a gain of $0.6 million. The GSI Compression fabrication business was historically included in the Company’s Completion & Production Systems segment. In accordance with SFAS No. 144, the GSI compression fabrication business results of operations and cash flows have been reflected in the condensed consolidated financial statements and notes as a discontinued operation for all periods presented.
     Interest charges have been allocated to the discontinued operation based on a pro rata calculation of the net assets of the discontinued business to the Company’s consolidated net assets.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     Operating results of the discontinued operation were as follows:

Three Months
Ended March
31, 2005
(In thousands)
Revenues	$8,316

Income Before Income Taxes	$161
Provision for Income Taxes	—

Net Income from Discontinued Operation, Net of Taxes	$161

6. Universal Compression
     In 2005, the Company sold its remaining shares of Universal Compression Holdings, Inc. (“Universal”) common stock. The Company no longer holds any ownership interest in Universal.
7. Goodwill
     Goodwill is evaluated for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which requires that such assets be tested for impairment on at least an annual basis. The Company performs its annual goodwill impairment test as of October 1. The Company’s goodwill impairment test involves a comparison of the fair value of each of the Company’s reporting units, as defined under SFAS No. 142, with its carrying amount. The fair value is determined using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. The Company will continue to test its goodwill annually as of October 1 unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
     The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

	Evaluation,
	Drilling &	Completion
	Intervention	& Production	Other
	Services	Systems	Operations	Total
	(In thousands)
As of December 31, 2005	$1,627,528	$809,281	$371,408	$2,808,217
Goodwill acquired during period	11,095	6,177	—	17,272
Purchase price and other adjustments	(7,064)	9,547	631	3,114
Impact of foreign currency translation	1,506	1,716	318	3,540

As of March 31, 2006	$1,633,065	$826,721	$372,357	$2,832,143

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
8. Other Intangible Assets, Net
     The components of intangible assets are as follows:

	March 31, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Acquired technology	$288,193	$(11,131)	$277,062	$281,350	$(6,501)	$274,849
Licenses	205,599	(51,059)	154,540	205,232	(48,164)	157,068
Patents	119,101	(34,818)	84,283	116,590	(33,028)	83,562
Customer relationships	43,000	(1,342)	41,658	43,000	(717)	42,283
Customer contracts	21,890	(1,676)	20,214	22,450	(961)	21,489
Covenants not to compete	22,451	(20,713)	1,738	22,333	(19,942)	2,391
Other	13,388	(6,579)	6,809	13,277	(6,175)	7,102

Total finite-lived intangible assets	713,622	(127,318)	586,304	704,232	(115,488)	588,744
Intangible assets with an indefinite useful life	32,650	—	32,650	32,621	—	32,621

	$746,272	$(127,318)	$618,954	$736,853	$(115,488)	$621,365

     The estimated fair value of intangible assets obtained through acquisitions consummated in the preceding twelve months are based on preliminary information which is subject to change when final valuations are obtained.
     The Company has trademarks which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks had a carrying value of $11.4 million as of March 31, 2006 and December 31, 2005.
     The Company has intangible assets recorded for unrecognized prior service costs related to its Supplemental Executive Retirement Plan (“SERP”) and several of its international pension plans (see Note 15). These unrecognized costs were $21.2 million as of March 31, 2006 and December 31, 2005.
     Amortization expense was $11.7 million and $5.9 million for the three months ended March 31, 2006 and 2005, respectively. Future estimated amortization expense for the carrying amount of intangible assets as of March 31, 2006 is expected to be as follows (in thousands):

Remainder of 2006	$34,502
2007	43,858
2008	41,847
2009	41,054
2010	40,836

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
9. Inventories
     Inventories by category are as follows:

	March 31,	December 31,
	2006	2005
	(In thousands)
Raw materials, components and supplies	$264,704	$259,047
Work in process	77,658	63,491
Finished goods	649,259	567,583

	$991,621	$890,121

     Work in process and finished goods inventories include the cost of materials, labor and plant overhead.
10. Short-term Debt

	March 31,	December 31,
	2006	2005
	(In thousands)
364-Day revolving credit facility	$—	$—
Revolving credit facility	—	—
Commercial Paper Program	450,439	716,927
Short-term bank loans	47,898	24,596

Total Short-term Borrowings	498,337	741,523
Current Portion of Long-term Debt	212,922	213,243

Short-term Borrowings and Current Portion of Long-term Debt	$711,259	$954,766

     In October 2005, the Company initiated a commercial paper program under which it may from time to time issue short-term unsecured notes. In connection with this program, the Company entered into agreements with third-party lending institutions under which each of these lending institutions may act as dealers of this commercial paper. Also in connection with the program, Weatherford International, Inc., one of our wholly-owned indirect subsidiaries, provided a guarantee of any commercial paper notes that the Company may issue. The Company’s commercial paper issuances are supported by two committed lending facilities: the 364-Day Revolving Credit Agreement (“364-Day Facility”) and the revolving credit facility. As of March 31, 2006, we had $450.4 million of outstanding commercial paper issuances with maturities ranging from 3 to 98 days. The weighted average interest rate related to outstanding commercial paper issuances at March 31, 2006 was 4.9%.
     On August 25, 2005, the Company entered into a 364-Day Revolving Credit Agreement with UBS AG, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc. Under this agreement, the Company was allowed to borrow up to $1.2 billion to fund the redemption of its Zero Coupon Debentures, the acquisition of Precision Energy Services and Precision Drilling International and certain possible refinancings, including repayment of commercial paper. The facility matures August 23, 2006. Amounts outstanding accrue interest at a variable rate based on either the U.S. prime rate or London Interbank Offered Rate (“LIBOR”) and are subject to mandatory prepayments and reductions in the committed availability if the Company undertakes certain types of capital market transactions or increases the commitment under its revolving credit facility. There have been two such reductions in the committed amount, including in February 2006 for $350 million and in May 2006 for $250 million, bringing the current committed amount to $600 million. On March 31, 2006, there were no outstanding borrowings under this agreement.
     On May 2, 2006, the Company amended and restated the revolving credit agreement with a syndicate of banks of which JPMorgan Chase Bank is the Administrative Agent (“Revolving Credit Facility”). As restated, the Revolving Credit Facility provides a $750.0 million, five-year senior unsecured revolving credit facility. Based on the Company’s current debt ratings, it will pay a commitment fee of 0.08% per year, and borrowings under the facility will bear interest at variable annual rates based on LIBOR plus 0.27%, plus an additional 0.05% for any period in which more than half of the total commitment is utilized. The restated credit agreement superseded the

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
previous $500.0 million facility that was scheduled to mature May 12, 2006. At March 31, 2006, there were no outstanding borrowings and $14.9 million of letters of credit issued under the Revolving Credit Facility.
     On February 17, 2006, the Company completed an offering of $350.0 million senior notes at a coupon rate of 5.50% (“5.50% Senior Notes”) with a maturity in February 2016. Net proceeds of $346.2 million were used to partially repay outstanding borrowings on our commercial paper program. In association with the transaction, the maximum borrowing allowed under the commercial paper program was reduced from $1.5 billion to $1.2 billion and the committed availability of the 364-Day Facility was reduced by $350.0 million.
     The Company’s credit facilities require us to maintain a debt-to-capitalization ratio of less than 60% (and required us to maintain that ratio at less than 50% as of March 31, 2006) and contains other covenants and representations customary for investment-grade commercial credit. The facility is guaranteed by the Company’s wholly-owned subsidiary, Weatherford International, Inc., subject to certain conditions. The Company was in compliance with these covenants at March 31, 2006. The committed revolving credit facilities do not contain any provisions that make their availability dependent upon the Company’s credit ratings; however, the interest rates are dependent upon the credit rating of its long-term senior debt.
     The Company also maintains a 20.0 million Canadian Dollar committed facility to support its operations in that country. The Canadian facility provides that borrowings or letters of credit may be issued under the facility up to an aggregate of 20.0 million Canadian dollars, or $17.1 million as of March 31, 2006. There were no outstanding borrowings and $0.5 million in outstanding letters of credit under the Canadian facility at March 31, 2006.
     The Company has short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At March 31, 2006, the Company had $47.9 million in short-term borrowings outstanding under these arrangements with a weighted average interest rate of 7.0%. In addition, the Company had $104.2 million of letters of credit and bid and performance bonds outstanding under these uncommitted facilities.
     The Company has outstanding $200.0 million of 7 1/4% Senior Notes due 2006 that are unsecured obligations of the Company. The current carrying value of $200.7 million has been included in Short-term Borrowings and Current Portion of Long-term Debt in the March 31, 2006 Condensed Consolidated Balance Sheet.
     In connection with the acquisition of Precision Energy Services and Precision Drilling International, the Company has indemnified Precision Drilling Corporation for outstanding letters of credit of $3.3 million.
11. Derivative Instruments
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
     As of March 31, 2006 and December 31, 2005 the Company had unamortized gains of $16.5 million and $18.3 million, respectively associated with interest rate swap terminations. These gains have been deferred and recorded as an adjustment to the carrying value of the related debt and are amortized against interest expense over the remaining term of the debt issuance against which they were hedged. The Company’s annual interest expense was reduced by $1.8 million and $1.7 million for the three months ended March 31, 2006 and 2005, respectively. There were no interest rate swap agreements outstanding as of March 31, 2006.
     Cash Flow Hedges
     During December 2005, we recorded a $4.2 million loss in other comprehensive income on interest rate derivatives entered into and terminated in 2005; this loss is being amortized over the life of the 5.50% Senior Notes.
     In January 2006 the Company entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of future debt issuance. Those hedges were terminated at the time of issuance of the

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5.50% Senior Notes. The Company received cash proceeds of $6.2 million at termination, and the gain on these hedges is being amortized over the life of the 5.50% Senior Notes.
     Other Derivative Instruments
     As of March 31, 2006, the Company has entered into several foreign currency forward contracts with notional amounts aggregating $128.4 million to hedge exposure to currency fluctuations in various foreign currencies, including the Canadian Dollar, the Euro, the Australian Dollar, the Norwegian Kroner, and the Pound Sterling. In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, the Company entered into a series of cross-currency swaps with notional amounts at execution totaling $588.9 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings. During the three months ended March 31, 2006, net cash proceeds of $1.2 million were received from the cross-currency swaps, which were the net settlement of quarterly interest rate payments on the two currencies swapped, and reduced interest expense during this period. These quarterly net interest rate settlements are based on the variable interest rates of both the Canadian Dollar and the U.S. Dollar. On March 31, 2006, cross currency swaps with a fair value of $140.4 were terminated and the net settlement paid by the Company in April was $3.5 million. At March 31, 2006, the fair value of the remaining cross-currency swaps was $435.7 million.
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
     For the three months ended March 31, 2006 and 2005, there were no anti-dilutive stock options, therefore, the effect of all stock options were included in the diluted earnings per share calculation for that period. Net income for the diluted earnings per share calculation for the three months ended March 31, 2005 is adjusted to add back $3.0 million of amortization of original issue discount, net of taxes, relating to the Company’s Zero Coupon Convertible Senior Debentures due 2020 (“Zero Coupon Debentures”).
     The following reconciles basic and diluted weighted average shares outstanding:

	Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Basic weighted average shares outstanding	349,160	275,626
Dilutive effect of:
Warrant	2,377	1,498
Stock option and restricted share plans	6,789	9,414
Convertible debentures	—	18,194

Diluted weighted average shares outstanding	358,326	304,732

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
13. Supplemental Cash Flow Information
     The following summarizes investing activities relating to acquisitions integrated into the Company’s operations for the periods shown:

	Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Fair value of assets, net of cash acquired	$6,769	$—
Goodwill	17,272	113
Consideration paid related to prior year acquisitions	5,818	1,379
Total liabilities	(6,108)	—

Cash consideration, net of cash acquired	$23,751	$1,492

14. Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for all share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the intrinsic method, no compensation expense is recognized when the exercise price of an employee stock option is equal to the Common Share market price on the grant date and all other factors of the grant are fixed. Under SFAS No. 123R, companies must account for share-based compensation transactions using a fair-value method and recognize the expense in the consolidated statement of income. Effective, January 1, 2006, the Company adopted SFAS No. 123R using the modified-prospective transition method. Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered.
     Previously on January 1, 2003, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to expense the fair value of employee stock-based compensation for awards granted, modified or settled subsequent to December 31, 2002. The Company selected the prospective method of adoption, and under this method, the fair value of employee stock-based compensation granted or modified subsequent to adoption is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period, which is usually the vesting period. Accordingly, the adoption of Statement 123(R)’s fair value method does not have an impact on the Company’s reported results of operations for the three months ended March 31, 2006 as all of the grants issued prior to the adoption of SFAS No. 123 were fully vested in the prior year and the grants issued subsequent to January 1, 2003 are currently being expensed.
     SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for share based awards to be classified as financing cash flows. Had the Company not adopted SFAS No. 123R, the excess tax benefits would have been classified as an operating cash inflow.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards as of March 31, 2005.

Three Months
Ended March 31, 2005
(In thousands,
except per share
amounts)
Net Income:
As reported	$80,596
Employee stock-based compensation expense included in reported net income, net of income tax benefit	4,442
Pro forma compensation expense, determined under fair value methods for all awards, net of income tax benefit	(8,021)

Pro forma	$77,017

Basic earnings per share:
As reported	$0.29
Pro forma	0.28
Diluted earnings per share:
As reported	0.27
Pro forma	0.26
     The Company recognized $14.3 million and $6.8 million in employee stock-based compensation expense related to restricted shares and stock options during the three months ended March 31, 2006 and 2005, respectively. The related income tax benefit recognized for the three months ended March 31, 2006 and 2005, was $5.0 million and $2.4 million, respectively. Stock-based compensation capitalized to fixed assets as of March 31, 2006 was $0.2 million.
     A description of the Company’s Stock Option Plans and Restricted Share Plan are presented below.
     Stock Option Plans
     The Company has a number of stock option plans pursuant to which directors, officers and key employees may be granted options to purchase Common Shares at the fair market value on the date of grant.
     The Company has in effect a 1991 Employee Stock Option Plan (“1991 ESO Plan”), a 1992 Employee Stock Option Plan (“1992 ESO Plan”) and a 1998 Employee Stock Option Plan (“1998 ESO Plan”). Under these plans, options to purchase up to an aggregate of 50.8 million Common Shares may be granted to officers and key employees of the Company (including directors who are also key employees). At March 31, 2006, approximately 2.3 million shares were available for grant under such plans. Stock options generally vest after one to four years following the date of grant and expire after ten to fourteen years from the date of grant.
     The Company uses the Black-Scholes option pricing model to determine the fair value of each option award on the date of grant. The estimated fair value of the options is amortized to expense on a straight-line basis over the vesting period. There were no options granted during the three months ended March 31, 2006 and 2005.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     A summary of option activity under the stock option plans as of March 31, 2006, and changes during the period then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2006	13,940,334	$13.72
Granted	—	—
Exercised	(2,095,989)	12.63
Forfeited	(6,000)	21.54

Outstanding at March 31, 2006	11,838,345	13.92	8.65	$376,856

Vested or Expected to Vest at March 31, 2006	11,838,345	13.92	8.65	376,856

Exercisable at March 31, 2006	10,443,479	13.27	8.38	339,224
     The intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $63.4 million and $64.5 million, respectively. As of March 31, 2006, there was $3.6 million of total unrecognized compensation cost related to the Company’s Stock Option Plans and that cost is expected to be recognized over a weighted-average period of 0.9 years.
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
     The restricted shares vest based on continued employment, and vesting generally occurs over a two to four-year period, with an equal amount of the restricted shares vesting on each anniversary of the grant date. A portion of the 2005 and 2006 grants vest over a four-year period, with 50% of the shares vesting after two years and the remaining portion vesting in the fourth year.
     The fair value of the restricted shares is determined based on the closing price of the Company’s shares on the grant date. The total fair value is amortized to expense on a straight-line basis over the vesting period.
     A summary of the status of the Company’s Restricted Share Plan as of March 31, 2006 and changes during the period then ended, is presented below:

		Weighted-
		Average
		Grant Date
Non-Vested Shares	Shares	Fair Value
Non-Vested at January 1, 2006	6,887,140	$31.84
Granted	48,000	38.41
Vested	(720,390)	23.41
Forfeited	(84,991)	32.22

Non-Vested at March 31, 2006	6,129,759	$32.87

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     As of March 31, 2006, there was $173.8 million of total unrecognized compensation cost related to the Company’s Restricted Share Plan and that cost is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $29.8 million and $8.5 million, respectively. In addition, the weighted-average grant date fair value of shares granted during the three months ended March 31, 2006 and 2005 was $38.41 and $24.72, respectively.
15. Retirement and Employee Benefit Plans
     The Company has defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees. Plan benefits are generally based on factors such as age, compensation levels and years of service. The components of net periodic benefit cost for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006		2005
	United		United
	States	International	States	International
	(In thousands)
Service cost	$609	$2,240	$633	$2,017
Interest cost	1,016	1,578	880	1,163
Expected return on plan assets	(165)	(1,481)	(207)	(895)
Amortization of transition obligation	—	(1)	—	(1)
Amortization of prior service cost	572	(25)	657	84
Amortization of loss	472	118	309	10

Net periodic benefit cost	$2,504	$2,429	$2,272	$2,378

     The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $0.4 million in the U.S. and $6.9 million internationally to its pension and other postretirement benefit plans during 2006. As of March 31, 2006, approximately $20 thousand of contributions have been made in the U.S. and $1.5 million of contributions have been made internationally. Currently, the Company anticipates total contributions in the U.S. and internationally to approximate the original estimates previously disclosed.
16. Segment Information
     Reporting Segments
     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and natural gas industry. The Company operates in virtually every oil and natural gas exploration and production region in the world. The Company divides its business into three separate segments as defined by the chief operating decision maker: Evaluation, Drilling & Intervention Services, Completion & Production Systems and Other Operations. The Company’s Precision Drilling International and Pipeline and Specialty Services Divisions do not meet the quantitative thresholds for determining reportable segments and are combined for reporting purposes in Other Operations. The Company will continue to evaluate its presentation of segment information throughout the integration process. The following describes our reporting segments:
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
     Financial information by industry segment for each of the three months ended March 31, 2006 and 2005 is summarized below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Inter-segment sales are not material.

	Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Revenues from unaffiliated customers:
Evaluation, Drilling & Intervention Services	$916,689	$466,981
Completion & Production Systems	510,023	371,062
Other Operations	109,299	19,663

	$1,536,011	$857,706

Depreciation and amortization:
Evaluation, Drilling & Intervention Services	$82,658	$48,343
Completion & Production Systems	21,642	19,382
Other Operations	10,420	1,829
Corporate	783	568

	$115,503	$70,122

Operating income:
Evaluation, Drilling & Intervention Services	$235,171	$99,835
Completion & Production Systems	74,812	40,199
Other Operations	16,998	2,956
Corporate (a)	(19,622)	(18,325)

	$307,359	$124,665

(a)	Includes equity in earnings of unconsolidated affiliates that are integral to the Company’s operations.
     As of March 31, 2006, total assets were $5,068.9 million for Evaluation, Drilling & Intervention Services, $2,427.3 million for Completion & Production Systems, $1,018.3 for other operations and $365.2 million for Corporate. Total assets as of December 31, 2005, were $4,890.5 million for Evaluation, Drilling & Intervention Services, $2,300.6 million for Completion & Production Systems, $966.5 for other operations and $422.7 million for Corporate.
17. Condensed Consolidating Financial Statements
     As of March 31, 2006 and December 31, 2005, the following obligations of Weatherford International, Inc. (the “Issuer”) were guaranteed by Weatherford International Ltd. (the “Parent”): (1) the 7 1/4% Senior Notes and (2) the 6 5/8% Senior Notes. The following obligations of Parent were guaranteed by Issuer as of March 31, 2006 and December 31, 2005: (i) the Revolving Credit Facility, (ii) the 364-Day Revolving Credit Agreement, (iii) the 4.95% Senior Notes, and (iv) issuances of notes under the Commercial Paper Program. As of March 31, 2006, the 5.50% Senior Notes are guaranteed by Issuer.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Balance Sheet
March 31, 2006
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$42	$2,542	$132,726	$—	$135,310
Other Current Assets	1,222	4,319	2,680,859	—	2,686,400

	1,264	6,861	2,813,585	—	2,821,710

Equity Investments in Affiliates	8,337,669	2,832,935	12,406,706	(23,577,310)	—
Shares Held in Parent	—	141,711	91,479	(233,190)	—
Intercompany Receivables, Net	293,660	1,663,488	—	(1,957,148)	—
Other Assets	46,401	10,148	6,001,396	—	6,057,945

	$8,678,994	$4,655,143	$21,313,166	$(25,767,648)	$8,879,655

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$451,352	$224,069	$35,838	$—	$711,259
Accounts Payable and Other Current Liabilities	8,833	15,738	1,062,343	—	1,086,914

	460,185	239,807	1,098,181	—	1,798,173

Long-term Debt	603,481	356,282	21,620	—	981,383
Intercompany Payables, Net	—	—	1,957,148	(1,957,148)	—
Other Long-term Liabilities	49,880	77,397	143,228	—	270,505
Shareholders’ Equity	7,565,448	3,981,657	18,092,989	(23,810,500)	5,829,594

	$8,678,994	$4,655,143	$21,313,166	$(25,767,648)	$8,879,655

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Balance Sheet
December 31, 2005
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$124	$3,172	$130,949	$—	$134,245
Other Current Assets	952	1,179	2,502,497	—	2,504,628

	1,076	4,351	2,633,446	—	2,638,873

Equity Investments in Affiliates	8,029,938	2,602,236	12,368,520	(23,000,694)	—
Shares Held in Parent	—	152,111	—	(152,111)	—
Intercompany Receivables, Net	180,959	1,741,011	—	(1,921,970)	—
Other Assets	43,493	10,366	5,887,572	—	5,941,431

	$8,255,466	$4,510,075	$20,889,538	$(25,074,775)	$8,580,304

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$717,628	$206,118	$31,020	$—	$954,766
Accounts Payable and Other Current Liabilities	4,002	7,770	1,031,603	—	1,043,375

	721,630	213,888	1,062,623	—	1,998,141

Long-term Debt	255,329	357,449	19,293	—	632,071
Intercompany Payables, Net	—	—	1,921,970	(1,921,970)	—
Other Long-term Liabilities	46,792	80,231	156,252	—	283,275
Shareholders’ Equity	7,231,715	3,858,507	17,729,400	(23,152,805)	5,666,817

	$8,255,466	$4,510,075	$20,889,538	$(25,074,775)	$8,580,304

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Income
Three Months Ended March 31, 2006
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$1,536,011	$—	$1,536,011
Costs and Expenses	(2,820)	(276)	(1,228,190)	—	(1,231,286)
Equity in Earnings of Unconsolidated Affiliates	—	—	2,634	—	2,634

Operating Income (Loss)	(2,820)	(276)	310,455	—	307,359

Other Income (Expense):
Interest Income (Expense), Net	(12,231)	(7,935)	1,178	—	(18,988)
Intercompany Charges, Net	227	(13,610)	13,383	—	—
Equity in Subsidiary Income	216,252	230,699	—	(446,951)	—
Other, Net	1,889	(195)	(3,813)	—	(2,119)

Income (Loss) from Continuing Operations Before Income Taxes	203,317	208,683	321,203	(446,951)	286,252
(Provision) Benefit for Income Taxes	—	7,569	(90,504)	—	(82,935)

Income (Loss) from Continuing Operations	203,317	216,252	230,699	(446,951)	203,317
Income from Discontinued Operation, Net of Taxes	—	—	—	—	—

Net Income (Loss)	$203,317	$216,252	$230,699	$(446,951)	$203,317

Condensed Consolidating Statements of Income
Three Months Ended March 31, 2005
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$857,706	$—	$857,706
Costs and Expenses	(2,904)	(47)	(731,391)	—	(734,342)
Equity in Earnings of Unconsolidated Affiliates	—	—	1,301	—	1,301

Operating Income (Loss)	(2,904)	(47)	127,616	—	124,665

Other Income (Expense):
Interest Income (Expense), Net	(2,536)	(11,750)	628	—	(13,658)
Intercompany Charges, Net	(8,167)	23,373	(15,206)	—	—
Equity in Subsidiary Income	95,458	88,164	—	(183,622)	—
Other, Net	(1,847)	55	(434)	—	(2,226)

Income (Loss) from Continuing Operations Before Income Taxes	80,004	99,795	112,604	(183,622)	108,781
(Provision) Benefit for Income Taxes	592	(4,337)	(24,601)	—	(28,346)

Income (Loss) from Continuing Operations	80,596	95,458	88,003	(183,622)	80,435
Income from Discontinued Operation, Net of Taxes	—	—	161	—	161

Net Income (Loss)	$80,596	$95,458	$88,164	$(183,622)	$80,596

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2006
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$203,317	$216,252	$230,699	$(446,951)	$203,317
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	—	—	(2,634)	—	(2,634)
Equity in Earnings of Affiliates	(216,252)	(230,699)	—	446,951	—
Charges from Parent or Subsidiary	(227)	13,610	(13,383)	—	—
Deferred Income Tax Provision (Benefit)	—	(7,572)	6,244	—	(1,328)
Other, Net	44,334	(115,440)	74,968	—	3,862

Net Cash Provided (Used) by Continuing Operations	31,172	(123,849)	295,894	—	203,217
Net Cash Used by Discontinued Operation	—	—	—	—	—

Net Cash Provided (Used) by Operating Activities	31,172	(123,849)	295,894	—	203,217

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(23,751)	—	(23,751)
Capital Expenditures for Property, Plant and Equipment	—	—	(212,677)	—	(212,677)
Acquisition of Intellectual Property	—	—	(2,957)	—	(2,957)
Proceeds from Sale of Assets, Net	—	—	225	—	225

Net Cash Used by Investing Activities	—	—	(239,160)	—	(239,160)

Cash Flows from Financing Activities:
Borrowings (Repayments) of Short-term Debt, Net	(266,488)	19,175	1,107	—	(246,206)
Borrowings (Repayments ) of Long-term Debt, Net	347,984	(876)	238	—	347,346
Borrowings (Repayments) Between Subsidiaries, Net	(112,700)	77,523	35,177	—	—
Proceeds from Exercise of Stock Options	—	26,783	—	—	26,783
Purchase of Treasury Shares	—	—	(91,479)	—	(91,479)
Other, Net	(50)	614	—	—	564

Net Cash Provided (Used) by Financing Activities	(31,254)	123,219	(54,957)	—	37,008

Net Increase (Decrease) in Cash and Cash Equivalents	(82)	(630)	1,777	—	1,065
Cash and Cash Equivalents at Beginning of Period	124	3,172	130,949	—	134,245

Cash and Cash Equivalents at End of Period	$42	$2,542	$132,726	$—	$135,310

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2005
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$80,596	$95,458	$88,164	$(183,622)	$80,596
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in (Earnings) Losses of Unconsolidated Affiliates	1,125	—	(1,301)	—	(176)
Equity in Earnings of Affiliates	(95,458)	(88,164)	—	183,622	—
Charges from Parent or Subsidiary	8,167	(23,373)	15,206	—	—
Deferred Income Tax Provision (Benefit)	—	1,912	(9,208)	—	(7,296)
Other, Net	84,252	(65,527)	(56,989)	—	(38,264)

Net Cash Provided (Used) by Continuing Operations	78,682	(79,694)	35,872	—	34,860
Net Cash Used by Discontinued Operation	—	—	(5,323)	—	(5,323)

Net Cash Provided (Used) by Operating Activities	78,682	(79,694)	30,549	—	29,537

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(1,492)	—	(1,492)
Capital Expenditures for Property, Plant and Equipment	—	—	(74,344)	—	(74,344)
Acquisition of Intellectual Property	—	—	(4,395)	—	(4,395)
Proceeds from Sale of Assets	—	—	4,756	—	4,756
Other, Net	—	—	(1,350)	—	(1,350)

Net Cash Used by Investing Activities	—	—	(76,825)	—	(76,825)

Cash Flows from Financing Activities:
Repayments of Short-term Debt, Net	—	—	(5,246)	—	(5,246)
Repayments of Long-term Debt, Net	—	(881)	(409)	—	(1,290)
Borrowings (Repayments) Between Subsidiaries, Net	(47,307)	(43,795)	91,102	—	—
Proceeds from Exercise of Stock Options	—	50,494	—	—	50,494
Other, Net	—	(119)	(37)	—	(156)

Net Cash Provided (Used) by Financing Activities	(47,307)	5,699	85,410	—	43,802

Net Increase (Decrease) in Cash and Cash Equivalents	31,375	(73,995)	39,134	—	(3,486)
Cash and Cash Equivalents at Beginning of Period	138,979	74,053	104,407	—	317,439

Cash and Cash Equivalents at End of Period	$170,354	$58	$143,541	$—	$313,953

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
18. New Accounting Pronouncement
     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s condensed consolidated financial statements.
19. Subsequent Events
     On May 2, 2006, the Company entered into an amended and restated, committed and syndicated five-year unsecured revolving credit facility agreement that provides for borrowings or issuances of letters of credit of up to an aggregate of $750.0 million (See Note 10).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an executive level overview. This overview provides a general description of our company today, a discussion of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for the remainder of 2006 and into 2007. Next, we analyze the results of our operations for the three-month periods ended March 31, 2006 and 2005, including the trends in our overall business and our operating segments. Then we review our cash flows and liquidity, capital resources and contractual obligations. We close with a discussion of new accounting pronouncements and an update, when applicable, to our critical accounting judgments and estimates.
Overview
     General
     The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 included in our Annual Report on Form 10-K. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section below entitled “Forward-Looking Statements.”
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
     The following chart sets forth certain statistics that reflect historical market conditions:

		Henry Hub	North American	International
	WTI Oil (1)	Gas (2)	Rig Count (3)	Rig Count (3)
March 31, 2006	$66.63	$7.210	2,171	898
December 31, 2005	61.04	11.225	2,046	948
March 31, 2005	55.40	7.653	1,692	891

(1)	Price per barrel as of March 31 and December 31 – Source: Applied Reasoning, Inc.

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
     In the third quarter of 2005, we acquired Precision Energy Services and Precision Drilling International. This acquisition significantly strengthens and expands our service offering. Opportunities exist to accelerate the market penetration of the acquired products in the Eastern Hemisphere and in Latin America by utilizing our established infrastructure and to increase pull through sales with our expanded portfolio of technologies. The magnitude we will benefit from this acquisition will be dependent upon our success in integrating these businesses.
     Outlook
     In general, we believe the outlook for our businesses is favorable. As decline rates are accelerating and reservoir productivity complexities are increasing, our clients are having difficulty securing desired rates of production growth. Assuming the demand for hydrocarbons does not weaken, these phenomena provide us with the following general market assumptions:
•	U.S. rig activity will increase modestly from the high first quarter levels, with an increase in unconventional hydrocarbon production activity.

•	Canadian markets will remain at the recent high activity levels, adjusted for the seasonally lower activity levels experienced during “spring break up”.

•	The international markets will flourish, with the Eastern Hemisphere standing out as the strongest market.

•	Technologies that improve productivity will do increasingly well in the upcoming years.
     Looking into 2006 and 2007 on a worldwide basis, we expect average rig activity to grow about 15% as compared to fourth quarter 2005 levels and we expect our business to grow at a faster rate than the underlying activity.
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
     Pricing. The overall pricing outlook is positive. Pricing trends are occurring concurrently with raw material and labor cost inflation. We expect pricing to be positive in 2006 net of cost increases. Price improvements are being realized on a contract-by-contract basis and are occurring in different classes of products and service lines depending upon the region.
     Business Segments. Overall, we expect our operating segments to outpace market activity. In our Evaluation Drilling & Intervention Division, underbalanced services and the tools and technology acquired from Precision Drilling Corporation are expected to have the highest growth rate. We expect strong growth from our underbalanced systems in Asia Pacific, Latin America, Middle East and North Africa. Our acquired directional and wireline technology are expected to grow internationally, in particular in the Middle East and North Africa region, as we utilize our eastern hemisphere infrastructure to accelerate this market penetration. Furthermore, we expect our well construction product line to gain deepwater market share in both the U.S. and international markets. In our Completion & Production Systems Division, we anticipate our production optimization product lines and completion systems to have strong top line growth, and our new ESP product line is initially expected to grow in the Middle East, North Sea and the U.S. We also expect steady growth from our stimulation services in 2006. Revenue from our Precision Drilling International Division is expected to increase modestly in 2006 as mobilization of certain rigs from Mexico to the Eastern Hemisphere is completed and those rigs go on contract.
     Overall, the level of market improvements for our businesses in 2006 will continue to depend heavily on our ability to gain market share outside North America, primarily in the Eastern Hemisphere, recruit and retain personnel and the acceptance of our new technologies. The continued strength of the industry is uncertain and will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.
Results of Operations
     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three months ended March 31, 2006 and 2005. On August 31, 2005, we completed the acquisition of Precision Energy Services and Precision Drilling International, divisions of Precision Drilling Corporation. The results of operations from the acquired businesses are included in our results of operations from the date of acquisition; therefore, the first quarter of 2005 does not include activity from these acquired businesses. We are unable to provide certain information regarding our current period results excluding the impact of acquisitions due to the integration of these acquisitions into our operations.

Comparative Financial Data

	Three Months Ended March 31,
	2006	2005
	(In thousands, except percentages and
	per share data)
Revenues:
Evaluation, Drilling & Intervention Services	$916,689	$466,981
Completion & Production Systems	510,023	371,062
Other Operations	109,299	19,663

	1,536,011	857,706

Gross Profit %:
Evaluation, Drilling & Intervention Services	39.8%	35.2%
Completion & Production Systems	31.3	28.1
Other Operations	21.8	31.3

	35.7	32.1

Research and Development:
Evaluation, Drilling & Intervention Services	$21,963	$9,361
Completion & Production Systems	14,056	11,214
Other Operations	424	444

	36,443	21,019

Selling, General and Administrative Attributable to Segments:
Evaluation, Drilling & Intervention Services	107,529	55,346
Completion & Production Systems	70,983	52,870
Other Operations	6,434	2,745

	184,946	110,961

Corporate General and Administrative	22,256	19,626

Equity in Earnings of Unconsolidated Affiliates	2,634	1,301

Operating Income:
Evaluation, Drilling & Intervention Services	235,171	99,835
Completion & Production Systems	74,812	40,199
Other Operations	16,998	2,956
Corporate (a)	(19,622)	(18,325)

	307,359	124,665

Interest Expense, Net	(18,988)	(13,658)

Other, Net	(2,119)	(2,226)

Effective Tax Rate	29.0%	26.1%

Income from Continuing Operations per Diluted Share	$0.57	$0.27

Net Income per Diluted Share	0.57	0.27

Depreciation and Amortization	115,503	70,122

(a)	Includes equity in earnings of unconsolidated affiliates which are integral to our operations.

Consolidated Revenues by Geographic Region

	Three Months
	Ended March 31,
	2006	2005
U.S.	35%	37%
Canada	25	19
Latin America	11	9
Europe, CIS and West Africa	11	16
Middle East and North Africa	12	12
Asia Pacific	6	7

Total	100%	100%

Company Results
     Revenues
     Consolidated revenues increased $678.3 million, or 79.1%, in the first quarter of 2006 as compared to the first quarter of 2005. The acquisition of Precision Energy Services and Precision Drilling International completed in the third quarter of 2005 contributed approximately $400.0 million of the increase. The remaining increase resulted primarily from organic growth as our businesses continued to benefit from increasing market activity, share gains and pricing initiatives. North America generated revenue growth of 92.6%, and included revenue increases of 70.8% and 135.4% in the U.S. and Canada, respectively. Excluding revenues from acquisitions, North American revenues increased $194.5 million, or 40.6%. This region’s increase outpaced the 22.5% increase in the average North American rig count. The increase in activity and price increases in the U.S. and Canadian markets were the key contributors to revenue growth during the first quarter of 2006. Internationally, revenues increased $234.9 million, 62.0%, or 77.6 million, 20.5%, excluding acquisitions, as compared to a 2.3% increase in the average international rig count. Our international revenue growth, excluding acquisitions, was generated by increases of 30.2%, 25.3% and 16.5% in the Asia Pacific region, Europe, CIS and West Africa region and Latin America region, respectively. These revenue increases were generated primarily by increased volume and increased pricing which is obtained through the renewal of long-term contracts.
     Gross Profit
     Our gross profit as a percentage of revenues increased from 32.1% in the first quarter of 2005 to 35.7% in the first quarter of 2006. This increase was primarily the result of the positive impact of higher base revenues to cover fixed costs, with additional contributions from stronger North American and international pricing.
     Research and Development
     Research and development expenses in the first quarter of 2006 increased $15.4 million, or 73.4%, as compared to the first quarter of 2005. Our late 2005 acquisition generated approximately $11.0 million of this increase, with the remaining increase due primarily to our commitment in developing and commercializing new technologies as well as investing in our core product offerings.
     Corporate General and Administrative
     Corporate General and Administrative expenses increased $2.6 million, or 13.4%, during the first quarter of 2006 as compared to the same quarter of the prior year. This increase is due primarily to increased costs associated with higher insurance and employee stock-based compensation expense.
     Interest Expense, Net
     Interest expense, net increased $5.3 million, or 39.0%, during the first quarter of 2006 as compared to the first quarter of 2005. Interest expense increased due primarily to the incremental borrowings used to fund the cash portion of our acquisition in the third quarter of 2005. This increase was offset by the settlement of our Zero Coupon Convertible Senior Debentures and the reduction of our outstanding debt balance with the proceeds received from the sale of our remaining investment in Universal, which occurred in the third and fourth quarter of 2005, respectively.

     Income Taxes
     Our effective tax rates were 29.0% and 26.1% for the first quarter of 2006 and 2005, respectively. This percentage increase was due primarily to a change in jurisdictional earnings mix.
Segment Results
     Evaluation, Drilling & Intervention Services
     Evaluation, Drilling & Intervention Services revenues increased $449.7 million, or 96.3%, in the first quarter of 2006 as compared to the first quarter of 2005. All of our product lines generated substantial growth. Our third quarter 2005 acquisition of Precision Energy Services provided significant top-line growth in our underbalanced systems, cased and open hole wireline and directional drilling product line offerings. Geographically, the North American revenue increase of $318.3 million, or 142.8%, included $249.0 million of revenues from acquisitions. The increase of 31.1% before acquisitions was due to volume growth above the 22.5% increase in the average North American rig count and price increases implemented during the first quarter of 2006. International revenues improved $131.4 million, or 53.8%, in the first quarter of 2006 as compared to the first quarter of 2005. The most significant organic international growth was in the Asia Pacific region, Europe, CIS and West Africa region and Latin America region, where revenues increased 38.3%, 29.7% and 24.1%, respectively. Our international revenue growth, excluding acquisitions, of $63.7 million, or 26.1%, was significantly above the 2.3% increase in the average international rig count. This increase reflects our continued investment in the Eastern hemisphere and new, technologically advanced product offerings.
     Gross profit as a percentage of revenues increased to 39.8% in the first quarter of 2006 from 35.2% in the first quarter of 2005. This increase was primarily volume driven, with additional benefits realized from the North American and international pricing increases.
     Research and development expenses in the first quarter of 2006 increased $12.6 million, or 134.6%, as compared to the first quarter of 2005. Our third quarter of 2005 acquisition generated approximately $11.0 million of this increase.
     Selling, general and administrative expenses increased $52.2 million, or 94.3%, from $55.3 million in the first quarter of 2005 to $107.5 million for first quarter of 2006. As a percentage of revenue, selling, general and administrative expenses remained static at approximately 12% for the three months ended March 31, 2006 and March 31, 2005.
     Completion & Production Systems
     Revenues in our Completion & Production Systems segment increased $139.0 million, or 37.4%, in the first quarter of 2006 as compared to the same quarter of the prior year. This increase was driven primarily by higher demand for our artificial lift and production optimization product lines. On a geographic basis, our North American revenues increased $119.3 million, or 47.3%, in the first quarter of 2006 as compared to the first quarter of 2005 and included increases of 49.4% and 44.3% in the U.S. and Canada, respectively. Improvements in the region, beyond the increases in activity, were primarily due to North American pricing increases and changes in product mix. International revenues improved $19.7 million, or 16.5%, over the first quarter of 2005 and were led by revenue growth of 28.7% in Europe, CIS and West Africa and 15.9% in Asia Pacific.
     Our gross profit as a percentage of revenues increased to 31.3% in the first quarter of 2006 from 28.1% in the first quarter of 2005. The percentage increase was due to this division’s higher revenue base and a change in product mix.
     Research and development expense increased $2.8 million, or 25.3%, from $11.2 million in the first quarter of 2005 to $14.1 million in the first quarter of 2006. This increase and the current level of research and development expenditures reflect the division’s continued focus on developing and commercializing technology-related product lines.
     Selling, general and administrative expenses increased $18.1 million, or 34.3%, from $52.9 million in the first quarter of 2005 to $71.0 million for first quarter of 2006. As a percentage of revenue, selling, general and administrative expenses remained static at approximately 14% for the three months ended March 31, 2006 and March 31, 2005.

     Other Operations
     Our Other Operations segment includes the activities related to pipeline services and our contract drilling operations acquired from Precision.
     Both the increase in revenues and reduction in selling, general and administrative expenses as a percentage of revenues for the three months ended March 31, 2006 as compared to the same period of the prior year are primarily attributable to our acquisition. Gross profit as a percentage of revenues declined for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Since both the contract drilling and pipeline services revenue base is highly contractual by nature, results vary based on when contracts are signed or renewed.
Liquidity and Capital Resources
     Historical Cash Flows
     As of March 31, 2006, our cash and cash equivalents were $ 135.3 million, a net increase of $1.1 million from December 31, 2005, which was primarily attributable to the following:
•	cash inflows from operating activities of $203.2 million;

•	capital expenditures for property, plant and equipment of $212.7 million;

•	acquisition of new businesses of approximately $23.8 million in cash, net of cash acquired;

•	acquisition of intellectual property of $3.0 million;

•	borrowings, net of repayments, on long-term debt and short-term facilities of $101.1 million;

•	proceeds from stock option activity of $26.8 million; and

•	treasury share purchases of $91.5 million.
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
     The following summarizes our short-term committed financing facilities and our usage and availability as of March 31, 2006:

			Uses of Availability
Short-term Financing	Facility	Expiration	Commercial	Letters of
Facilities	Amount	Date	Paper	Credit	Availability
	(In millions)
364-Day Revolving Credit Facility	$850.0	Aug 2006	$450.4	$ —	$399.6
Revolving Credit Facility	500.0	May 2006	—	14.9	485.1
Canadian Facility	17.1	July 2006	—	0.5	16.6
Revolving Credit Facilities
     In August 2005, we entered into a 364-Day Revolving Credit Agreement. Under this agreement, we were allowed to borrow up to $1.2 billion to fund the redemption of our Zero Coupon Convertible Senior Debentures and the acquisition of Precision Energy Services and Precision Drilling International, and we currently are allowed to fund certain possible refinancings, including commercial paper repayments or common share repurchases. The 364-Day Facility matures on August 23, 2006, and is subject to mandatory prepayments and reductions if we undertake certain types of capital market transactions or increase the commitment under our revolving credit facility. There have been two such reductions in the committed amount, including in February 2006 for $350 million and in May 2006 for $250 million, bringing the current committed amount to $600 million. On March 31, 2006, there were no outstanding borrowings under this agreement.

     On February 17, 2006, the Company completed an offering of $350.0 million Senior Notes at a coupon rate of 5.50% (the “5.50% Senior Notes”) with a maturity in February 2016. Net proceeds of $346.2 million were used to partially repay outstanding borrowings on our commercial paper program. In association with the transaction, the committed availability of the 364-Day Revolving Credit Agreement was reduced by $350.0 million.
     On May 2, 2006, we amended and restated our revolving credit agreement with a syndicate of banks of which JPMorgan Chase Bank is the Administrative Agent (“Revolving Credit Facility”). As restated, the Revolving Credit Facility provides us a $750.0 million, five-year senior unsecured revolving credit facility. Based on our current debt ratings, we will pay a commitment fee of 0.08% per year, and borrowings under the facility will bear interest at variable annual rates based on LIBOR plus 0.27%, plus an additional 0.05% for any period in which more than half of the total commitment is utilized. The restated credit agreement superceded our previous $500.0 million facility that was scheduled to mature May 12, 2006. At March 31, 2006, there were no outstanding borrowings and $14.9 million of letters of credit issued under the Revolving Credit Facility.
     Our credit facilities require us to maintain a debt-to-capitalization ratio of less than 60% (and required us to maintain that ratio at less than 50% as of March 31, 2006) and contains other covenants and representations customary for investment-grade commercial credit. The facility is guaranteed by our wholly-owned subsidiary, Weatherford International, Inc., subject to certain conditions. We were in compliance with these covenants at March 31, 2006. The committed revolving credit facilities do not contain any provisions that make their availability dependent upon our credit ratings; however, the interest rates are dependent upon the credit rating of our long-term senior debt.
Commercial Paper
     On October 25, 2005, we initiated a commercial paper program under which we may from time to time issue short-term unsecured notes. In connection with this program, we entered into agreements with third party lending institutions under which each of these lending institutions may act as dealers of this commercial paper. Also in connection with the program, Weatherford International, Inc., one of our wholly-owned indirect subsidiaries, provided a guarantee of any commercial paper notes that we may issue. Our commercial paper issuances are supported by the committed lending facilities. As of March 31, 2006, we had $450.4 million of outstanding commercial paper issuances with maturities ranging from 3 to 98 days. The weighted average interest rate related to outstanding commercial paper issuances at March 31, 2006 was 4.9%.
      In association with the 5.50% Senior Note issuance, the maximum borrowing allowed under the commercial paper program was reduced from $1.5 billion to $1.2 billion.
     Cash Requirements
     Our cash requirements and contractual obligations at March 31, 2006, and the effect these obligations are expected to have on our liquidity and cash flow in future periods are as follows:
     We project that our capital expenditures for 2006 will be $750 — $800 million. We expect to use these expenditures primarily to support the growth of our business and operations. Capital expenditures during the three months ended March 31, 2006 were $198.7 million, net of proceeds from tools lost down hole of $14.0 million.
     The $200.0 million 2006 Senior Notes mature in May 2006. We anticipate that we will refinance these note in the short term using commercial paper or borrowings under the Revolving Credit Facility. The 364-Day Revolving Credit Facility matures in August 2006. Although there are no borrowings outstanding under that facility, if we do not replace it, we will be required to reduce the size of our commercial paper program. We may access either the bank or capital markets to repay some of the commercial paper currently outstanding or provide additional liquidity.
     Our board authorized us to repurchase up to $1.0 billion of our outstanding common shares. We may from time to time repurchase our common shares depending upon the price of our common shares, our liquidity and other considerations. During the three months ended March 31, 2006, we repurchased 2.2 million of our common shares at an aggregate price of $91.5 million.

     Derivative Instruments
     From time to time, we enter into derivative transactions to hedge existing or projected exposures to changes in interest rates and foreign currency exchange rates. We do not enter into derivative transactions for speculative or trading purposes.
     In January 2006 we entered into interest rate derivative instruments for a notional amount of $350.0 million to hedge projected exposures to interest rates in anticipation of a future debt issuance. Those hedges were terminated at the time of issuance of the 5.50% Senior Notes. We received cash proceeds of $6.2 million at termination, and the gain on these hedges is being amortized over the life of the 5.50% Senior Notes. As of December 2005, we had recorded a $4.2 million loss in other comprehensive income on interest rate derivatives entered into and terminated in 2005; this loss is being amortized over the life of the 5.50% Senior Notes.
     In previous years, we entered into and terminated several interest rate swap agreements. The gains associated with these interest rate swap terminations were deferred and are being amortized over the remaining term of the debt issuance that had been hedged. Interest expense was reduced by $1.8 million for the three months ended March 31, 2006 and by $1.7 million for three months ended March 31, 2005.
     As of March 31, 2006, we have entered into several foreign currency forward contracts with notional amounts aggregating $128.4 million to hedge exposure to currency fluctuations in various foreign currencies, including the Canadian Dollar, the Euro, the Australian Dollar, the Norwegian Kroner, and the Pound Sterling. In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, we entered into a series of cross-currency swaps with notional amounts at execution totaling $588.9 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings. During the three months ended March 31, 2006, net cash proceeds of $1.2 million were received from the cross-currency swaps, which were the net settlement of quarterly interest rate payments on the two currencies swapped, and reduced interest expense during this period. These quarterly net interest rate settlements are based on the variable interest rates of both the Canadian Dollar and the U.S. Dollar. On March 31, 2006, cross currency swaps with a fair value of $140.4 were terminated and the net settlement paid by in April was $3.5 million. At March 31, 2006, the fair value of the remaining cross-currency swaps was $435.7 million.
     Off Balance Sheet Arrangements
     Guarantees
     The following obligations of Weatherford Inc. were guaranteed by Weatherford Limited as of March 31, 2006: (1) the 7 1/4% Senior Notes, and (2) the 6 5/8% Senior Notes. The following obligations of Weatherford Limited were guaranteed by Weatherford Inc. as of March 31, 2006: (i) the Revolving Credit Facility, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 364-Day Revolving Credit Facility, and (v) issuances of commercial paper.
     Letters of Credit
     We execute letters of credit in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of March 31, 2006, we had $119.6 million of letters of credit and bid and performance bonds outstanding, consisting of $104.2 million outstanding under various uncommitted credit facilities and $15.4 million letters of credit outstanding under our committed facilities.
     Operating Leases
     We are committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions as well as provisions which permit the adjustment of rental payments for taxes, insurance and maintenance related to the property.
New Accounting Pronouncement
     See Note 18 to our condensed consolidated financial statements included elsewhere in this report.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2005. Although there have been no material changes to our revenue recognition policy subsequent to December 31, 2005, we believe further clarification of this critical accounting policy, as it relates to products and services sold in our contract drilling and pipeline service businesses, is warranted as these businesses are expected to comprise a higher percentage of our total revenues for 2006. In addition, we have expanded our disclosure to clarify the nature of the expenses we typically incur and rebill to the customer.
     Revenue Recognition
     Revenue is recognized when all of the following criteria have been met: a) evidence of an arrangement exists, b) delivery to and acceptance by the customer has occurred, c) the price to the customer is fixed and determinable and d) collectibility is reasonably assured.
     Both our contract drilling and pipeline service revenue is contractual by nature and both are day-rate based contracts. We recognize the revenue for these contracts based on the criteria outlined above which is consistent with our other product offerings.
     From time to time, we may receive revenues for preparation and mobilization of equipment and personnel. In connection with new drilling contracts, revenues earned and incremental costs incurred directly related to preparation and mobilization are deferred and recognized over the primary contract term of the project using the straight-line method. Costs of relocating equipment without contracts to more promising market areas are expensed as incurred. Demobilization fees received are reported in income, along with any related expenses, upon completion of contracts.
     We incur rebillable expenses including shipping and handling, third-party inspection and repairs, and custom and duties. We recognize the revenue associated with these rebillable expenses as Revenues of Products and all related costs as Cost of Products in the accompanying Consolidated Statements of Income.
Exposures
     We conduct significant foreign operations that subject us to numerous risks.
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
     Currency Exposure
     Approximately 42.3% of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive income in the shareholders’ equity section in our Condensed Consolidated

Balance Sheets. We recognize remeasurement and transactional gains and losses on currencies in our Condensed Consolidated Statements of Income which may adversely impact our results of operations. We enter into foreign currency forward contracts and other derivative instruments to reduce our exposure to currency fluctuations.
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
     From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:
•	A downturn in market conditions could affect projected results. Any material changes in oil and natural gas supply and demand, oil and natural gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information we provided. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. During 2004 and 2005, worldwide drilling activity increased; however, if an extended regional and/or worldwide recession were to occur, it would result in lower demand and lower prices for oil and natural gas, which would adversely affect drilling and production activity and therefore would affect our revenues and income. We have assumed increases in worldwide demand will continue throughout 2006.

•	Availability of a skilled workforce could affect our projected results. Due to the high activity in the exploration and production and oilfield service industries there is an increasing shortage of available skilled labor. Our forward-looking statements assume we will be able to recruit and maintain a sufficient skilled workforce for activity levels.

•	Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to attain necessary raw materials or if we are unable to minimize the impact of increased raw materials costs through our supply chain initiatives or by passing through these increases to our customers, our margins and results of operations could be adversely affected.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology through leverage of our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to underbalanced systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services.

•	Nonrealization of expected benefits from our 2002 corporate reincorporation could affect our projected results. We have gained certain business, financial and strategic advantages as a result of our reincorporation, including improvements to our global tax position and cash flow. An inability to continue to realize expected benefits of the reincorporation in the anticipated time frame, or at all, would negatively affect the benefit of our corporate reincorporation.

•	Nonrealization of expected benefits from our 2005 acquisition of Precision Energy Services and Precision Drilling International could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of this acquisition, including synergies and operating efficiencies. An inability to realize expected strategic advantages as a result of the acquisition, would negatively affect the anticipated benefits of the acquisition.

•	The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of March 31, 2006, we had approximately $2.8 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currencies.

•	Adverse weather conditions in certain regions could aversely affect our operations. In the summer of 2005, the Gulf of Mexico suffered several significant hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. Similarly, an unusually warm Canadian winter or unusually rough weather in the North Sea could reduce our operations and revenues from those areas during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will not deviate significantly from historical patterns.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies. Any further military action undertaken by the U.S. or other countries could adversely affect our results of operations.
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
     Assets and liabilities of which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Accumulated Other Comprehensive Income in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. Approximately 42.3% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $9.7 million adjustment to increase our equity account for the period ended March 31, 2006 to reflect the net impact of the strengthening of various foreign currencies against the U.S. dollar.
     As of March 31, 2006, we have entered into several foreign currency forward contracts with notional amounts aggregating $128.4 million to hedge exposure to currency fluctuations in various foreign currencies, including the Canadian Dollar, the Euro, the Australian Dollar, the Norwegian Kroner, and the Pound Sterling. In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, we entered into a series of cross-currency swaps with notional amounts at execution totaling $588.9 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings. During the three months ended March 31, 2006, net cash proceeds of $1.2 million were received from the cross-currency swaps, which were the net settlement of quarterly interest rate payments on the two currencies swapped, and reduced interest expense during this period. These quarterly net interest rate settlements are based on the variable interest rates of both the Canadian Dollar and the U.S. Dollar. On March 31, 2006, cross currency swaps with a fair value of $140.4 were terminated and the net settlement paid in April was $3.5 million. At March 31, 2006, the fair value of the remaining cross-currency swaps was $435.7 million.
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
     The Company’s long-term borrowings that were outstanding at March 31, 2006 subject to interest rate risk consist of the following:

	March 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
6 5/8% Senior Notes due 2011	$357.8	$367.7	$358.1	$374.0
4.95% Senior Notes due 2013	255.9	244.5	256.0	244.5
5.50% Senior Notes due 2016	348.5	343.2	—	—

     We have various other long-term debt instruments of $17.1 million, but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $498.3 million at March 31, 2006 approximate fair value.
     As it relates to our variable rate debt, if market interest rates average 1.0% more in 2006 than the rates as of March 31, 2006, interest expense for the remainder of 2006 would increase by $3.7 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in the Company’s financial structure.
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
     At different times during the past, we entered into and terminated interest rate swap agreements. As a result of these terminations, we received cash proceeds at the times of termination, and the gains on these terminations are being amortized over the life of the specific debt that was hedged. Interest expense was reduced by $1.8 for the three months ended March 31, 2006 and by $1.7 million for three months ended March 31, 2005.
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
     The Company’s management, including the Chairman, Chief Executive Officer, and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
Except as described below, there have been no material changes during the quarter ended March 31, 2006 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 (“Annual Report”).
•	We have changed the title of our first stated exposure on page 34 of this report from “International Exposure” to “We conduct significant foreign operations that subject us to numerous risks.”

•	We have updated the percentage of our net assets located outside the U.S. and carried on our books in local currencies on page 34 of this report from 40.7% as of December 31, 2005 to 42.3% as of March 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2006, we purchased our Common Shares in the following amounts at the following average prices:

Date	No. of Shares	Average Price
January	—	—
February	—	—
March	2,186,500	$41.81
In addition, under our restricted share plan, employees may elect to have us withhold Common Shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the Common Shares by us on the date of withholding. During the quarter ended March 31, 2006, we withheld Common Shares to satisfy these tax withholding obligations as follows:

Date	No. of Shares	Average Market Price
January	144,476	$39.74
February	72,806	$42.75
March	18,108	$45.76
ITEM 6. EXHIBITS
     (a) Exhibits:

Exhibit
Number	Description
4.1	Form of Global note for 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed February 17, 2006).

4.2	Officers’ Certificate, dated January 17, 2006, establishing the series of 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed February 17, 2006).

4.3	Second Amended and Restated Credit Agreement dated as of May 2, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed May 5, 2006).

Exhibit
Number	Description
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International Ltd.

By:	/s/ Bernard J. Duroc-Danner

Bernard J. Duroc-Danner
Chief Executive Officer
(Principal Executive Officer)

/s/ Lisa W. Rodriguez

Lisa W. Rodriguez
Senior Vice President and Chief
Financial Officer
(Principal Financial and Accounting
Officer)

Date: May 9, 2006

Exhibit Index

Exhibit
Number	Description
4.1	Form of Global note for 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed February 17, 2006).

4.2	Officers’ Certificate, dated January 17, 2006, establishing the series of 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed February 17, 2006).

4.3	Second Amended and Restated Credit Agreement dated as of May 2, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed May 5, 2006).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith