Form 10-Q
period 2006-06-30
WEATHERFORD INTERNATIONAL LTD
filed 2006-08-08
CIK 1170565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at August 3, 2006

Common Shares, par value $1.00	346,006,661

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$127,375	$134,245
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $12,311 and $12,210, Respectively	1,340,307	1,259,990
Inventories	1,069,754	890,121
Other Current Assets	377,204	354,517

	2,914,640	2,638,873

Property, Plant and Equipment, Net	2,642,594	2,367,237
Goodwill	2,936,881	2,808,217
Other Intangible Assets, Net	608,558	621,365
Other Assets	123,588	144,612

	$9,226,261	$8,580,304

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$842,903	$954,766
Accounts Payable	455,702	476,363
Other Current Liabilities	699,951	567,012

	1,998,556	1,998,141

Long-term Debt	977,292	632,071
Deferred Tax Liabilities	55,467	88,476
Other Liabilities	231,662	194,799

Commitments and Contingencies

Shareholders’ Equity:
Common Shares, $1 Par Value, Authorized 1,000,000 Shares, Issued 361,662 and 358,973 Shares, Respectively	361,662	358,973
Capital in Excess of Par Value	4,217,537	4,164,365
Treasury Shares, Net	(369,825)	(152,111)
Retained Earnings	1,593,102	1,202,938
Accumulated Other Comprehensive Income	160,808	92,652

	5,963,284	5,666,817

	$9,226,261	$8,580,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues:
Products	$601,931	$427,228	$1,170,614	$855,996
Services	936,645	510,067	1,903,973	939,005

	1,538,576	937,295	3,074,587	1,795,001

Costs and Expenses:
Cost of Products	412,510	297,581	803,057	594,131
Cost of Services	585,762	335,527	1,182,856	621,713
Research and Development	37,361	23,903	73,804	44,922
Selling, General and Administrative Attributable to Segments	183,451	125,367	368,397	236,328
Corporate General and Administrative	24,277	17,330	46,533	36,956
Equity in Earnings of Unconsolidated Affiliates	(3,293)	(2,822)	(5,927)	(4,123)

Operating Income	298,508	140,409	605,867	265,074

Other Income (Expense):
Interest Expense, Net	(23,715)	(14,979)	(42,703)	(28,637)
Other, Net	(11,371)	3,432	(13,490)	1,206

Income from Continuing Operations Before Income Taxes	263,422	128,862	549,674	237,643
Provision for Income Taxes	(76,575)	(34,137)	(159,510)	(62,483)

Income from Continuing Operations	186,847	94,725	390,164	175,160
Income from Discontinued Operation, Net of Taxes	—	463	—	624

Net Income	$186,847	$95,188	$390,164	$175,784

Basic Earnings Per Share:
Income from Continuing Operations	$0.54	$0.34	$1.12	$0.63
Income from Discontinued Operation	0.00	0.00	0.00	0.01

Net Income	$0.54	$0.34	$1.12	$0.64

Diluted Earnings Per Share:
Income from Continuing Operations	$0.52	$0.32	$1.09	$0.59
Income from Discontinued Operation	0.00	0.00	0.00	0.00

Net Income	$0.52	$0.32	$1.09	$0.59

Weighted Average Shares Outstanding:
Basic	348,853	277,872	349,006	276,750
Diluted	358,433	307,026	358,164	305,584
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months
	Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net Income	$390,164	$175,784
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	230,522	140,439
Gain on Sales of Assets, Net	(10,544)	(2,504)
Income from Discontinued Operation	—	(624)
Equity in Earnings of Unconsolidated Affiliates	(5,927)	(6,754)
Employee Stock-Based Compensation Expense	28,467	13,448
Amortization of Original Issue Discount	—	8,604
Deferred Income Tax Provision (Benefit)	(1,536)	5,583
Other, Net	4,563	4,320
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired	(125,985)	(201,200)

Net Cash Provided by Continuing Operations	509,724	137,096
Net Cash Provided by Discontinued Operation	—	3,051

Net Cash Provided by Operating Activities	509,724	140,147

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(106,077)	(26,237)
Capital Expenditures for Property, Plant and Equipment	(451,139)	(191,094)
Acquisition of Intellectual Property	(4,945)	(6,830)
Purchase of Equity Investment in Unconsolidated Affiliate	—	(1,351)
Proceeds from Sale of Assets and Businesses, Net	1,352	7,044

Net Cash Used by Investing Activities	(560,809)	(218,468)

Cash Flows from Financing Activities:
Borrowings of Short-term Debt, Net	86,524	7,928
Borrowings (Repayments) of Long-term Debt, Net	143,215	(1,195)
Purchase of Treasury Shares	(238,652)	—
Proceeds from Exercise of Stock Options	52,062	62,320
Tax Benefit on Stock Option Exercises	690	—
Other Financing Activities, Net	376	(2,500)

Net Cash Provided by Financing Activities	44,215	66,553

Net Decrease in Cash and Cash Equivalents	(6,870)	(11,768)
Cash and Cash Equivalents at Beginning of Period	134,245	317,439

Cash and Cash Equivalents at End of Period	$127,375	$305,671

Supplemental Cash Flow Information:
Interest Paid	$30,889	$27,891
Income Taxes Paid, Net of Refunds	76,452	54,563
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net Income	$186,847	$95,188	$390,164	$175,784
Other Comprehensive Income (Loss):
Reclassification Adjustment for Deferred Gain, Net on Derivative Instruments	21	69	6,289	137
Foreign Currency Translation Adjustment	52,175	(37,448)	61,867	(44,512)

Comprehensive Income	$239,043	$57,809	$458,320	$131,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
     The condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheet at June 30, 2006, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2006 and 2005, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results expected for the full year.
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
     The Company completed the acquisition of the Energy Services Division (“Precision Energy Services”) and International Contract Drilling Division (“Precision Drilling International”) of Precision Drilling Corporation on August 31, 2005 and began integrating those acquired businesses into the Company’s reporting structure. In connection with the acquisition, the Company realigned its operating and reporting segments to include Evaluation, Drilling & Intervention Services and Completion & Production Systems. The Company’s remaining segments, Pipeline and Specialty Services and Precision Drilling International were reported as Other Operations as their operations were not material individually.
     While the Company’s intent was to integrate the Precision Drilling International product lines into Evaluation, Drilling and Intervention Services as of the acquisition date, the reporting structure that optimized the Company’s productivity initiatives was not executed until the second quarter of 2006, as other integration activities were ongoing. Productivity initiatives the Company seeks to maximize include but are not limited to (a) customer focus, (b) streamlining business processes and (c) maximizing product line pull-through including integrated projects. In addition, it was subsequently determined that the Pipeline and Specialty Services Segment would be managed and reported under the Completion & Production Systems Division to allow for the elimination of certain cost redundancies and to benefit from the similarities shared with other completion and artificial lift product lines.
     In connection with these recent changes, the Company realigned its operating segments and reviewed the presentation of its reporting segments in the second quarter of 2006 (See Note 17). The three historical reporting segments of Evaluation, Drilling & Intervention Services, Completion & Production Systems and Other Operations are now presented as: Evaluation, Drilling & Intervention Services and Completion & Production Systems. The previous components of Other Operations, Precision Drilling International and Pipeline and Specialty Services, are now reported under Evaluation, Drilling & Intervention Services and Completion & Production Systems, respectively. Historical segment data has been restated for all periods to conform to the new presentation (See Notes 4, 7 and 17).

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
2. Critical Accounting Policies
     There have been no material changes or developments in the Company’s evaluation of accounting estimates and underlying assumptions or methodologies that the Company believes to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2005. Although there have been no material changes to the Company’s revenue recognition policy subsequent to December 31, 2005, further clarification of this critical accounting policy, as it relates to products and services sold in our contract drilling and pipeline services businesses, is warranted, as these businesses are expected to comprise a higher percentage of total revenues for 2006. In addition, the Company has expanded its disclosure to clarify the nature of the expenses typically incurred and rebilled to the customer.
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
     From time to time, the Company may receive revenues for preparation and mobilization of equipment and personnel. In connection with new drilling contracts, revenues earned and incremental costs incurred directly related to preparation and mobilization are deferred and recognized over the primary contract term of the project using the straight-line method. Costs of relocating equipment without contracts to more promising market areas are expensed as incurred. Demobilization fees received are recognized, along with any related expenses, upon completion of contracts.
     The Company incurs rebillable expenses including shipping and handling, third-party inspection and repairs, and custom and duties. The Company recognizes the revenue associated with these rebillable expenses as Products Revenues and all related costs as Cost of Products in the accompanying Condensed Consolidated Statements of Income.
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
     During the first half of 2006, the Company effected various acquisitions that were integrated into the Company’s operations for total consideration of approximately $99.9 million.
     On August 31, 2005, the Company acquired Precision Energy Services and Precision Drilling International, former divisions of Precision Drilling Corporation. Precision Energy Services is a provider of cased hole and open hole wireline services, drilling and evaluation services and production services. These operations substantially broadened the Company’s wireline and directional capabilities and strengthened the Company’s underbalanced product lines. Opportunities exist to accelerate the acquired products’ market penetration in the Eastern Hemisphere through the Company’s established infrastructure. Precision Drilling International is a land rig contractor owning and operating 48 rigs, with a concentrated presence in the Eastern Hemisphere and Latin America. The procurement of these assets will allow the Company to further meet our customers’ comprehensive service needs.

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
     The total purchase price was allocated to Precision Energy Services and Precision Drilling International’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon preliminary valuations and estimates and assumptions are subject to change upon the receipt and management’s review of the final valuations. The primary areas of the purchase price allocation which are not yet finalized relate to pre-merger contingencies and residual goodwill. The final valuation of net assets is expected to be completed no later than one year from the acquisition date.
4. Exit Costs, Severance, Restructuring and Asset Impairment Charges
     2005 Exit Cost and Restructuring Charges
     During the third and fourth quarters of 2005, the Company underwent both a restructuring related to its acquisition of Precision and reorganization activities related to its historical businesses, including a change in management, a change in regional structure and an evaluation of product lines. The Company incurred exit costs of $114.2 million related to its exit and reorganization. The charge included an inventory write-down of $20.7 million which was recorded in Cost of Products and a remaining amount of $93.6 million which was recorded as Exit Costs and Restructuring Charges in the related period’s Consolidated Statements of Income.
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
     The exit plan related to the reorganization activities surrounding the Company’s historical businesses resulted in exit costs and restructuring charges of $8.7 million. The Company incurred severance and termination benefits of $3.6 million and recorded $2.6 million of facility termination charges related to the rationalization of two facilities, one located in the United Kingdom and the other in the U.S. The remaining $2.5 million charge related to the write-off of other assets.
     The 2005 integration and reorganization plans are expected to be substantially completed during the fourth quarter of 2006. No additional costs were recorded during the first six months of 2006, and the Company does not

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
anticipate future charges, relating to these activities. In addition, there were no costs incurred related to this Exit Cost and Restructuring Plan during the six months ended June 30, 2005.

	Evaluation,
	Drilling &	Completion
	Intervention	& Production
	Services	Systems	Corporate	Total
	(In thousands)
Cost of Products	$20,654	$3,842	$—	$24,496
Cost of Services	25,766	1,083	—	26,849
Research and Development	9,000	—	—	9,000
Selling General & Administrative	17,349	3,803	—	21,152
Corporate General & Administrative	—	—	32,738	32,738

Total	72,769	8,728	32,738	114,235
Cash Payments	(20,131)	(6,080)	(8,126)	(34,337)
Non-cash Utilization	(52,389)	—	(12,911)	(65,300)

Balance at June 30, 2006	$249	$2,648	$11,701	$14,598

     As of June 30, 2006, the remaining accrual was comprised of $12.7 million and $1.9 million in severance benefits and facility closure costs, respectively. The length of time the Company is obligated to make severance payments varies, with the longest obligation continuing through 2018. The facility closure costs will be paid out over the term of the respective leases, with the longest obligation continuing through 2011.
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
     Operating results of the discontinued operation were as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
	(In thousands)
Revenues	$12,478	$20,794

Income Before Income Taxes	$29	$190
Benefit for Income Taxes	434	434

Income from Discontinued Operation, Net of Taxes	$463	$624

     In 2005, the Company divested its remaining holdings in Universal Compression Holdings, Inc. (“Universal”) (See Note 6). The Company also sold certain assets and a business during the six months ended June 30, 2006. It

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
was determined the discontinued operations provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, did not apply to these transactions as the disposals did not meet the guidelines for discontinued operations.
6. Universal Compression
     In 2005, the Company sold its remaining shares of Universal common stock. The Company no longer holds any ownership interest in Universal.
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
     The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

	Evaluation,
	Drilling &	Completion
	Intervention	& Production
	Services	Systems	Total
	(In thousands)
As of December 31, 2005	$1,960,013	$848,204	$2,808,217
Goodwill acquired during period	52,270	16,085	68,355
Disposal	(1,216)	—	(1,216)
Purchase price and other adjustments	17,348	9,741	27,089
Impact of foreign currency translation	13,823	20,613	34,436

As of June 30, 2006	$2,042,238	$894,643	$2,936,881

8. Other Intangible Assets, Net
     The components of intangible assets are as follows:

	June 30, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Acquired technology	$291,482	$(17,013)	$274,469	$281,350	$(6,501)	$274,849
Licenses	206,283	(54,021)	152,262	205,232	(48,164)	157,068
Patents	121,512	(37,660)	83,852	116,590	(33,028)	83,562
Customer relationships	39,000	(1,830)	37,170	43,000	(717)	42,283
Customer contracts	21,890	(2,392)	19,498	22,450	(961)	21,489
Covenants not to compete	23,681	(21,633)	2,048	22,333	(19,942)	2,391
Other	13,483	(6,878)	6,605	13,277	(6,175)	7,102

Total finite-lived intangible assets	717,331	(141,427)	575,904	704,232	(115,488)	588,744
Intangible assets with an indefinite useful life	32,654	—	32,654	32,621	—	32,621

	$749,985	$(141,427)	$608,558	$736,853	$(115,488)	$621,365

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     The estimated fair value of intangible assets obtained through acquisitions consummated in the preceding twelve months are based on preliminary information which is subject to change when final valuations are obtained.
     The Company has trademarks which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks had a carrying value of $11.4 million as of June 30, 2006 and December 31, 2005.
     The Company has intangible assets recorded for unrecognized prior service costs related to its Supplemental Executive Retirement Plan (“SERP”) and several of its international pension plans (see Note 16). These unrecognized costs were $21.3 million as of June 30, 2006 and $21.2 million as of December 31, 2005 and are included in intangible assets with an indefinite useful life.
     Amortization expense was $12.8 million and $24.5 million for the three and six months ended June 30, 2006, respectively, and $5.6 million and $11.5 million for the three and six months ended June 30, 2005, respectively. Future estimated amortization expense for the carrying amount of intangible assets as of June 30, 2006 is expected to be as follows (in thousands):

Remainder of 2006	$23,499
2007	45,036
2008	42,996
2009	42,067
2010	41,781
9. Inventories
     Inventories by category are as follows:

	June 30,	December 31,
	2006	2005
	(In thousands)
Raw materials, components and supplies	$285,523	$259,047
Work in process	83,269	63,491
Finished goods	700,962	567,583

	$1,069,754	$890,121

     Work in process and finished goods inventories include the cost of materials, labor and plant overhead.
10. Short-term Debt

	June 30,	December 31,
	2006	2005
	(In thousands)
364-Day revolving credit facility	$—	$—
Revolving credit facility	—	—
Canadian credit facility	14,848	—
Commercial paper program	753,062	716,927
Short-term bank loans	62,877	24,596

Total Short-term Borrowings	830,787	741,523
Current Portion of Long-term Debt	12,116	213,243

Short-term Borrowings and Current Portion of Long-term Debt	$842,903	$954,766

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     On August 25, 2005, the Company entered into the 364-Day Revolving Credit Facility (“364-Day Facility”) with UBS AG, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc. Under this agreement, the Company was allowed to borrow up to $1.2 billion to fund the redemption of its Zero Coupon Convertible Senior Debentures, the acquisition of Precision Energy Services and Precision Drilling International, and certain possible refinancings, including repayment of commercial paper or common share repurchases. The facility matures August 23, 2006. Amounts outstanding accrue interest at a variable rate based on either the U.S. prime rate or London Interbank Offered Rate (“LIBOR”) and are subject to mandatory prepayments and reductions in the committed availability if the Company undertakes certain types of capital market transactions or increases the commitment under its revolving credit facility. There have been two such reductions in the committed amount, including one in February 2006 for $350.0 million and a second in May 2006 for $250.0 million, bringing the current committed amount to $600.0 million. On June 30, 2006, there were no outstanding borrowings under this agreement.
     In October 2005, the Company initiated a commercial paper program under which it may from time to time issue short-term unsecured notes. In connection with this program, the Company entered into agreements with third-party lending institutions under which each of these lending institutions may act as dealers of this commercial paper. Also in connection with the program, Weatherford International, Inc., one of our wholly-owned indirect subsidiaries, provided a guarantee of any commercial paper notes that the Company may issue. The Company’s commercial paper issuances are supported by two committed lending facilities: the 364-Day Facility and the revolving credit facility. As of June 30, 2006, the Company had $753.1 million of outstanding commercial paper issuances with maturities ranging from 5 to 80 days. The weighted average interest rate related to outstanding commercial paper issuances at June 30, 2006 was 5.4%.
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
     On May 2, 2006, the Company amended and restated the revolving credit agreement with a syndicate of banks of which JPMorgan Chase Bank is the Administrative Agent (“Revolving Credit Facility”). As restated, the Revolving Credit Facility provides a $750.0 million, five-year multi-currency senior unsecured revolving credit facility. Based on the Company’s current debt ratings, it will pay a commitment fee of 0.08% per year, and borrowings under the facility will bear interest at variable annual rates based on LIBOR plus 0.27%, plus an additional 0.05% for any period in which more than half of the total commitment is utilized. The restated credit agreement superseded the previous $500.0 million facility that was scheduled to mature May 12, 2006. In association with the amendment, the committed availability of the 364-Day Facility was reduced by $250.0 million. At June 30, 2006, there were no outstanding borrowings and $16.6 million of letters of credit issued under the Revolving Credit Facility.
     On May 15, 2006, the stated maturity date, the Company repaid in full the outstanding $200.0 million of 7 1/4% Senior Notes plus all accrued interest.
     The Company’s credit facilities require us to maintain a debt-to-capitalization ratio of less than 60% (and required us to maintain that ratio at less than 50% prior to May 2, 2006, at which time the previous $500.0 million credit agreement containing this covenant was superseded) and contain other covenants and representations customary for an investment-grade commercial credit. The facilities are guaranteed by the Company’s wholly-owned subsidiary, Weatherford International, Inc., subject to certain conditions. The Company was in compliance with these covenants at June 30, 2006. The committed revolving credit facilities do not contain any provisions that make their availability dependent upon the Company’s credit ratings; however, the interest rates are dependent upon the credit rating of its long-term senior debt.
     The Company also maintains a Canadian dollar committed facility to support its operations in that country. The Canadian facility provided for borrowings or letters of credit under the facility up to an aggregate of 20.0 million Canadian dollars, or $17.9 million as of June 30, 2006. There were borrowings of $14.8 million and $0.5 million in outstanding letters of credit under the Canadian facility at June 30, 2006. The weighted average interest rate on the outstanding

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
borrowings of this facility was 6.0% at June 30, 2006. On July 14, 2006, the facility commitment amount was changed to 25.0 million Canadian dollars and the maturity was extended to July 13, 2007.
     The Company has short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At June 30, 2006, the Company had $62.9 million in short-term borrowings outstanding under these arrangements with a weighted average interest rate of 5.0%. In addition, the Company had $113.1 million of letters of credit and bid and performance bonds outstanding under these uncommitted facilities.
     In connection with the acquisition of Precision Energy Services and Precision Drilling International, the Company has indemnified Precision Drilling Corporation for outstanding letters of credit of $10.2 million.
11. Shareholders’ Equity
     Authorized Shares
     On May 9, 2006, the Company’s shareholders approved an increase in the authorized share capital from 510,000,000 to 1,010,000,000. The Company is authorized to issue 1,000,000,000 Common Shares and 10,000,000 undesignated preference shares, $1.00 par value. As of June 30, 2006, no preferred shares have been issued.
     Share Repurchase Program
     In 2005, the Company’s Board of Directors approved a share repurchase program under which up to $1 billion of the Company’s outstanding Common Shares could be purchased in open market or privately negotiated transactions. Pursuant to this program, the Company purchased approximately 5.2 million Common Shares during the six months ended June 30, 2006, at an average price per share of $46.07.
     Warrant
     On February 28, 2002, the Company issued Shell Technology Ventures Inc. a warrant to purchase up to 6.5 million Common Shares at a price of $30.00 per share. Effective July 12, 2006, this agreement was amended and restated to reflect, among other things, changes in the Company’s capital structure. The warrant remains exercisable until February 28, 2012 and is subject to adjustment for changes in the Company’s capital structure or the issuance of dividends in cash, securities or property. Upon exercise by the holder, settlement may occur through physical delivery, net share settlement, net cash settlement or a combination thereof. The net cash settlement option upon exercise is at the sole discretion of the Company. In addition, the amended and restated warrant no longer contains a conversion feature, which previously allowed the warrant holder to convert the warrant into Common Shares.
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
     As of June 30, 2006 and December 31, 2005, the Company had unamortized gains of $15.4 million and $18.3 million, respectively, associated with interest rate swap terminations. These gains have been deferred and recorded as an adjustment to the carrying value of the related debt and are amortized against interest expense over the remaining term of the debt issuance against which they were hedged. The Company’s interest expense was reduced by $1.2 million and $3.0 million for the three and six months ended June 30, 2006, respectively, and $1.6 million and $3.3 million for the three and six months ended June 30, 2005, respectively. There were no interest rate swap agreements outstanding as of June 30, 2006.
     Cash Flow Hedges
     During December 2005, the Company recorded a $4.2 million loss in other comprehensive income on interest rate derivatives entered into and terminated in 2005; this loss is being amortized over the life of the 5.50% Senior Notes.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     In January 2006 the Company entered into interest rate derivative instruments for a notional amount of $350.0 million to hedge projected exposures to interest rates in anticipation of a future debt issuance. Those hedges were terminated at the time of issuance of the 5.50% Senior Notes. The Company received cash proceeds of $6.2 million at termination, and the gain on these hedges is being amortized over the life of the 5.50% Senior Notes.
     Other Derivative Instruments
     As of June 30, 2006, the Company had entered into several foreign currency forward contracts and one option contract with notional amounts aggregating $326.5 million to hedge exposure to currency fluctuations in various foreign currencies, including the Canadian dollar, the Euro, the Australian dollar, the Norwegian kroner, the Brazilian reais, the Mexican peso and the pound sterling. In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, the Company entered into a series of cross-currency swaps with notional amounts at execution totaling $588.9 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings. During the three and six months ended June 30, 2006, net cash proceeds of $0.6 million and $1.8 million, respectively, were received from the cross-currency swaps, which were the net settlement of quarterly interest rate payments on the two currencies swapped. These quarterly net interest rate settlements are based on the variable interest rates of both the Canadian dollar and the U.S. dollar. On March 31, 2006, cross currency swaps with a fair value of $140.4 million were terminated and the Company paid a net settlement in April 2006 of $3.5 million. At June 30, 2006, the fair value of the remaining cross-currency swaps was $412.4 million.
13. Earnings Per Share
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
     The diluted earnings per share calculation for the three and six months ended June 30, 2006 excludes 16 thousand and eight thousand stock options that were anti-dilutive, respectively. However for the three and six months ended June 30, 2005, there were no anti-dilutive stock options, therefore, the effect of all stock options were included in the diluted earnings per share calculation for those periods. Net income for the diluted earnings per share calculation for the three and six months ended June 30, 2005 is adjusted to add back $3.0 million and $5.9 million, respectively, of amortization of original issue discount, net of taxes, relating to the Company’s Zero Coupon Convertible Senior Debentures due 2020 (“Zero Coupon Debentures”).
     The following reconciles basic and diluted weighted average shares outstanding:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	348,853	277,872	349,006	276,750
Dilutive effect of:
Warrant	2,809	2,086	2,377	1,498
Stock option and restricted share plans	6,771	8,874	6,781	9,142
Convertible debentures	—	18,194	—	18,194

Diluted weighted average shares outstanding	358,433	307,026	358,164	305,584

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
14. Supplemental Cash Flow Information
     The following summarizes investing activities relating to acquisitions integrated into the Company’s operations for the periods shown:

	Six Months
	Ended June 30,
	2006	2005
	(In thousands)
Fair value of assets, net of cash acquired	$42,944	$4,490
Goodwill	68,355	24,219
Consideration paid related to prior year acquisitions	6,216	1,946
Total liabilities	(11,438)	(4,418)

Cash consideration, net of cash acquired	$106,077	$26,237

15. Stock-Based Compensation
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
     Previously on January 1, 2003, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to expense the fair value of employee stock-based compensation for awards granted, modified or settled subsequent to December 31, 2002. The Company selected the prospective method of adoption, and under this method, the fair value of employee stock-based compensation granted or modified subsequent to adoption is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period, which is usually the vesting period. Accordingly, the adoption of Statement SFAS No. 123R’s fair value method does not have an impact on the Company’s reported results of operations for the six months ended June 30, 2006 as all of the grants issued prior to the adoption of SFAS No. 123 were fully vested in the prior year and the grants issued subsequent to January 1, 2003 are currently being expensed at their estimated fair value.
     SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for share based awards to be classified as financing cash flows. Had the Company not adopted SFAS No. 123R, the excess tax benefits would have been classified as an operating cash inflow.
A description of the Company’s share-based payment plans are presented below.
     Incentive Plan
     In May 2006, shareholders voted to approve the Weatherford International Ltd. 2006 Omnibus Incentive Plan (the “Omnibus Plan”) previously adopted by the Board of Directors in February 2006. The Omnibus Plan provides for awards of options, SARs, restricted shares, restricted share units, performance share awards, performance unit awards, other share-based awards and cash-based awards to any employee or non-employee director of the Company or any of its affiliates. No further options, restricted shares or restricted share units will be granted under the other existing equity plans of the Company and any future issuances of stock based awards will be made from the

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Omnibus Plan. The provisions of each award will vary based on the type of award granted and will be specified by the Compensation Committee of the Board of Directors. Those awards, such as options and SARs, that are based on a specific contractual term will be granted with a term not to exceed ten years. The terms of the issuances to date under the Omnibus Plan are consistent with awards previously granted. Under the Omnibus Plan, there are 10 million Common Shares available for grant. As of June 30, 2006, approximately 9.9 million shares were available for grant under the plan. To date, only options, restricted shares and restricted share units have been granted under the Omnibus Plan.
     The options granted under the Omnibus Plan are granted with an exercise price equal to or greater than the fair market value of the Common Shares at the time the option is granted. The Company values and recognizes the options and restricted shares similar to the awards previously granted under the Company’s other share-based payment plans.
     Stock Option Plans
     The Company has a number of stock option plans pursuant to which directors, officers and key employees have been granted options to purchase Common Shares at the fair market value on the date of grant.
     The Company has in effect a 1991 Employee Stock Option Plan (“1991 ESO Plan”), a 1992 Employee Stock Option Plan (“1992 ESO Plan”) and a 1998 Employee Stock Option Plan (“1998 ESO Plan”). Stock options generally vest after one to four years following the date of grant and expire after ten to fourteen years from the date of grant. Subsequent to the approval of the Company’s Omnibus Plan in May 2006, future grants under these plans have been suspended.
     Restricted Share Plan
     The Restricted Share Plan provides for the granting of restricted share awards (“RSA”) or restricted share units (“RSU”), the vesting of which is subject to conditions and limitations established at the time of the grant. Upon the grant of an RSA, the participant has the rights of a shareholder, including but not limited to the right to vote such shares and the right to receive any dividends paid on such shares. Recipients of RSU awards will not have the rights of a shareholder of the Company until such date as the Common Shares are issued or transferred to the recipient. Key employees, directors and persons providing material services to the Company may be eligible for participation in the Restricted Share Plan. Subsequent to the approval of the Company’s Omnibus Plan in May 2006, future RSA and RSU grants under this plan has been suspended.
     RSAs and RSUs vest based on continued employment, and vesting generally occurs over a two to four-year period, with an equal amount of the restricted shares vesting on each anniversary of the grant date. A portion of the 2005 and 2006 grants vest over a four-year period, with 50% of the shares vesting after two years and the remaining portion vesting in the fourth year.
     The fair value of RSAs and RSUs is determined based on the closing price of the Company’s shares on the grant date. The total fair value is amortized to expense on a straight-line basis over the vesting period.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards as of June 30, 2005.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
	(In thousands, except per share
	amounts)
Net Income:
As reported	$95,188	$175,784
Employee stock-based compensation expense included in reported net income, net of income tax benefit	4,300	8,742
Pro forma compensation expense, determined under fair value methods for all awards, net of income tax benefit	(8,221)	(16,242)

Pro forma	$91,267	$168,284

Basic earnings per share:
As reported	$0.34	$0.64
Pro forma	0.33	0.61
Diluted earnings per share:
As reported	$0.32	$0.59
Pro forma	0.31	0.57
     The Company recognized $14.1 million and $28.5 million in employee stock-based compensation expense during the three and six months ended June 30, 2006, respectively, and $6.6 million and $13.4 million for the three and six months ended June 30, 2005, respectively. The related income tax benefit recognized for the three and six months ended June 30, 2006, was $4.9 million and $10.0 million, respectively, and $2.3 million and $4.7 million for the three and six months ended June 30, 2005, respectively. The Company capitalized $2.1 million and $2.3 million of stock-based compensation during the three and six months ended June 30, 2006, respectively.
     The Company uses the Black-Scholes option pricing model to determine the fair value of each option award on the date of grant. The estimated fair value of the options is amortized to expense on a straight-line basis over the vesting period. The specific assumptions used in determining the fair values for option grants during the three and six months ended June 30, 2006 are discussed in more detail below and are noted in the following table. There were no options granted during the first six months of 2005.
     The Company calculates the expected volatility by measuring the volatility of the historical stock price for a period equal to the expected life of the option and ending at the time the option was granted. The risk-free interest rate is determined based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the option at the time the option was granted. In estimating the expected lives of the stock options, the Company has relied primarily on actual experience with previous stock option grants. The expected life is less than the term of the option as option holders, in our experience, exercise or forfeit the options during the term of the option.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2006	2006
Expected volatility	37.7%	37.7%
Expected dividends	0.00%	0.00%
Expected term (in years)	5.0	5.0
Risk-free rate	4.93%	4.93%

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     A summary of option activity under the stock option plans as of June 30, 2006, and changes during the six month period then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2006	13,940,334	$13.72
Granted	39,000	50.67
Exercised	(3,986,937)	12.98
Forfeited	(18,000)	19.87

Outstanding at June 30, 2006	9,974,397	14.16	8.40	$353,755

Vested or Expected to Vest at June 30, 2006	9,974,397	14.16	8.40	353,755

Exercisable at June 30, 2006	8,692,531	13.35	8.09	315,298
     The weighted-average grant date fair value of options granted during the six months ended June 30, 2006 was $20.83. There were no options granted during the first six months of 2005. The intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $137.7 million and $77.1 million, respectively. As of June 30, 2006, there was $3.5 million of total unrecognized compensation cost related to the Company’s unvested stock options and that cost is expected to be recognized over a weighted-average period of 0.9 years.
     A summary of the status of the Company’s non-vested RSAs and RSUs issued under its Restricted Share Plan and Omnibus Plan as of June 30, 2006 and changes during the six month period then ended, is presented below:

		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	RSA	Fair Value	RSU	Fair Value
Non-Vested at January 1, 2006	4,206,900	$30.47	2,680,240	$33.99
Granted	63,000	44.55	60,000	47.78
Vested	(518,424)	23.48	(261,217)	25.96
Forfeited	(89,155)	31.46	(121,363)	33.52

Non-Vested at June 30, 2006	3,662,321	$32.29	2,357,660	$34.26

     The weighted-average grant date fair value of RSAs and RSUs granted during the six months ended June 30, 2006 and 2005 was $46.13 and $24.73, respectively. The total fair value of RSAs and RSUs vested during the six months ended June 30, 2006 and 2005 was $33.1 million and $8.5 million, respectively. As of June 30, 2006, there was $94.0 million and $67.6 million of total unrecognized compensation cost related to non-vested RSAs and RSUs respectively, which is expected to be recognized over a weighted-average period of 3.2 years.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
16. Retirement and Employee Benefit Plans
     The Company has defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees. Plan benefits are generally based on factors such as age, compensation levels and years of service. The components of net periodic benefit cost for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,
	2006		2005
	United		United
	States	International	States	International
	(In thousands)
Service cost	$609	$2,344	$633	$1,993
Interest cost	1,016	1,631	881	1,148
Expected return on plan assets	(165)	(1,546)	(208)	(882)
Amortization of transition obligation	—	(1)	—	(1)
Amortization of prior service cost	573	(26)	657	82
Amortization of loss	471	122	309	11
Settlements	2,770	—	—	—

Net periodic benefit cost	$5,274	$2,524	$2,272	$2,351

	Six Months Ended June 30,
	2006		2005
	United		United
	States	International	States	International
	(In thousands)
Service cost	$1,218	$4,584	$1,266	$4,010
Interest cost	2,032	3,209	1,761	2,311
Expected return on plan assets	(330)	(3,027)	(415)	(1,777)
Amortization of transition obligation	—	(2)	—	(2)
Amortization of prior service cost	1,145	(51)	1,314	166
Amortization of loss	943	240	618	21
Settlements	2,770	—	—	—

Net periodic benefit cost	$7,778	$4,953	$4,544	$4,729

     The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $0.4 million in the U.S. and $6.9 million internationally to its pension and other postretirement benefit plans during 2006. As of June 30, 2006, approximately $0.1 million of contributions have been made in the U.S. and $3.1 million of contributions have been made internationally. Currently, the Company anticipates total contributions in the U.S. and internationally to approximate the original estimates previously disclosed.
17. Segment Information
     Reporting Segments
     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and natural gas industry. The Company operates in virtually every oil and natural gas exploration and production region in the world. The Company divides its business into two separate segments as defined by the chief operating decision maker: Evaluation, Drilling & Intervention Services and Completion & Production Systems.
     In connection with the Company’s continued integration plan relating to the acquisition of divisions of Precision Drilling Corporation and the recent operational realignment of its Pipeline and Specialty Services businesses, the Company undertook a review of its presentation of segment information in the second quarter of

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
2006 (See note 1). In addition to its former businesses, Evaluation, Drilling & Intervention Services now includes the operations of Precision Drilling International and Completion & Production Services includes the operations of Pipeline and Specialty Services. The following describes our reporting segments:
     The Company’s Evaluation, Drilling & Intervention Services segment provides a wide range of oilfield products and services, including drilling services and equipment, cased hole and open hole wireline services, well installation services and cementing products and equipment, controlled pressure drilling and testing, fishing and intervention services, liner systems, expandable solid tubular systems and contract drilling rigs.
     The Company’s Completion & Production Systems segment designs, manufactures, sells and services a complete line of artificial lift equipment, including progressing cavity pumps, reciprocating rod lift systems, gas lift systems and electrical submersible pumps as well as provides fracturing technologies, production optimization services and automation and monitoring of wellhead production. This segment also provides pipeline specialty services and certain completion products and systems including cased hole systems, flow control systems, sand screens, expandable sand screen systems and intelligent completion technologies. Completion & Production Systems also provides screens for industrial applications.
     Financial information by industry segment for each of the three and six months ended June 30, 2006 and 2005 is summarized below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Inter-segment sales are not material.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Revenues from unaffiliated customers:
Evaluation, Drilling & Intervention Services	$965,504	$514,022	$1,971,770	$981,003
Completion & Production Systems	573,072	423,273	1,102,817	813,998

	$1,538,576	$937,295	$3,074,587	$1,795,001

Depreciation and amortization:
Evaluation, Drilling & Intervention Services	$90,838	$48,615	$182,162	$96,958
Completion & Production Systems	23,481	21,139	46,877	42,350
Corporate	700	563	1,483	1,131

	$115,019	$70,317	$230,522	$140,439

Operating income:
Evaluation, Drilling & Intervention Services	$217,895	$110,868	$467,145	$210,703
Completion & Production Systems	101,597	44,049	179,328	87,204
Corporate (a)	(20,984)	(14,508)	(40,606)	(32,833)

	$298,508	$140,409	$605,867	$265,074

(a)	Includes equity in earnings of unconsolidated affiliates that are integral to the Company’s operations.
     As of June 30, 2006, total assets were $6,178.6 million for Evaluation, Drilling & Intervention Services, $2,668.3 million for Completion & Production Systems and $379.4 million for Corporate. Total assets as of December 31, 2005, were $5,750.5 million for Evaluation, Drilling & Intervention Services, $2,407.1 million for Completion & Production Systems and $422.7 million for Corporate.
18. Condensed Consolidating Financial Statements
     As of June 30, 2006, the 6 5/8% Senior Notes of Weatherford International, Inc. (the “Issuer”) were guaranteed by Weatherford International Ltd. (the “Parent”). As of December 31, 2005, the 6 5/8% Senior Notes and the 7 1/4% Senior Notes of the Issuer were guaranteed by the Parent. The 7 1/4% Senior Notes were paid in full in May

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
2006. The following obligations of the Parent were guaranteed by the Issuer as of June 30, 2006 and December 31, 2005: (i) the Revolving Credit Facility, (ii) the 364-Day Facility, (iii) the 4.95% Senior Notes, and (iv) issuances of notes under the Commercial Paper Program. As of June 30, 2006, the 5.50% Senior Notes are guaranteed by the Issuer.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Balance Sheet
June 30, 2006
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$25	$454	$126,896	$—	$127,375
Other Current Assets	1,874	4,471	2,780,920	—	2,787,265

	1,899	4,925	2,907,816	—	2,914,640

Equity Investments in Affiliates	9,112,060	3,069,766	12,800,894	(24,982,720)	—
Shares Held in Parent	—	131,173	238,652	(369,825)	—
Intercompany Receivables, Net	126,394	1,412,063	—	(1,538,457)	—
Other Assets	46,410	10,099	6,255,112	—	6,311,621

	$9,286,763	$4,628,026	$22,202,474	$(26,891,002)	$9,226,261

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$753,779	$35,505	$53,619	$—	$842,903
Accounts Payable and Other Current Liabilities	13,183	4,186	1,138,284	—	1,155,653

	766,962	39,691	1,191,903	—	1,998,556

Long-term Debt	603,542	355,965	17,785	—	977,292
Intercompany Payables, Net	—	—	1,538,457	(1,538,457)	—
Other Long-term Liabilities	47,583	64,027	175,519	—	287,129
Shareholders’ Equity	7,868,676	4,168,343	19,278,810	(25,352,545)	5,963,284

	$9,286,763	$4,628,026	$22,202,474	$(26,891,002)	$9,226,261

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Income
Three Months Ended June 30, 2006
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$1,538,576	$—	$1,538,576
Costs and Expenses	(5,957)	(300)	(1,237,104)	—	(1,243,361)
Equity in Earnings of Unconsolidated Affiliates	—	—	3,293	—	3,293

Operating Income (Loss)	(5,957)	(300)	304,765	—	298,508

Other Income (Expense):
Interest Expense, Net	(16,484)	(6,697)	(534)	—	(23,715)
Intercompany Charges, Net	(7,132)	(20,537)	27,669	—	—
Equity in Subsidiary Income	214,122	231,916	—	(446,038)	—
Other, Net	2,298	(59)	(13,610)	—	(11,371)

Income (Loss) from Continuing Operations Before Income Taxes	186,847	204,323	318,290	(446,038)	263,422
(Provision) Benefit for Income Taxes	—	9,799	(86,374)	—	(76,575)

Income (Loss) from Continuing Operations	186,847	214,122	231,916	(446,038)	186,847
Income from Discontinued Operation, Net of Taxes	—	—	—	—	—

Net Income (Loss)	$186,847	$214,122	$231,916	$(446,038)	$186,847

Condensed Consolidating Statements of Income
Three Months Ended June 30, 2005
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$937,295	$—	$937,295
Costs and Expenses	(2,240)	(294)	(797,174)	—	(799,708)
Equity in Earnings of Unconsolidated Affiliates	—	—	2,822	—	2,822

Operating Income (Loss)	(2,240)	(294)	142,943	—	140,409

Other Income (Expense):
Interest Expense, Net	(351)	(13,676)	(952)	—	(14,979)
Intercompany Charges, Net	(2,677)	28,743	(26,066)	—	—
Equity in Subsidiary Income	98,565	88,840	—	(187,405)	—
Other, Net	1,891	(227)	1,768	—	3,432

Income (Loss) from Continuing Operations Before Income Taxes	95,188	103,386	117,693	(187,405)	128,862
(Provision) Benefit for Income Taxes	—	(4,821)	(29,316)	—	(34,137)

Income (Loss) from Continuing Operations	95,188	98,565	88,377	(187,405)	94,725
Income from Discontinued Operation, Net of Taxes	—	—	463	—	463

Net Income (Loss)	$95,188	$98,565	$88,840	$(187,405)	$95,188

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Income
Six Months Ended June 30, 2006
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$3,074,587	$—	$3,074,587
Costs and Expenses	(8,777)	(576)	(2,465,294)	—	(2,474,647)
Equity in Earnings of Unconsolidated Affiliates	—	—	5,927	—	5,927

Operating Income (Loss)	(8,777)	(576)	615,220	—	605,867

Other Income (Expense):
Interest Income (Expense), Net	(28,715)	(14,632)	644	—	(42,703)
Intercompany Charges, Net	(6,905)	(34,147)	41,052	—	—
Equity in Subsidiary Income	430,374	462,615	—	(892,989)	—
Other, Net	4,187	(254)	(17,423)	—	(13,490)

Income (Loss) from Continuing Operations Before Income Taxes	390,164	413,006	639,493	(892,989)	549,674
(Provision) Benefit for Income Taxes	—	17,368	(176,878)	—	(159,510)

Income (Loss) from Continuing Operations	390,164	430,374	462,615	(892,989)	390,164
Income from Discontinued Operation, Net of Taxes	—	—	—	—	—

Net Income (Loss)	$390,164	$430,374	$462,615	$(892,989)	$390,164

Condensed Consolidating Statements of Income
Six Months Ended June 30, 2005
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$1,795,001	$—	$1,795,001
Costs and Expenses	(5,144)	(341)	(1,528,565)	—	(1,534,050)
Equity in Earnings of Unconsolidated Affiliates	—	—	4,123	—	4,123

Operating Income (Loss)	(5,144)	(341)	270,559	—	265,074

Other Income (Expense):
Interest Expense, Net	(2,887)	(25,426)	(324)	—	(28,637)
Intercompany Charges, Net	(10,844)	52,116	(41,272)	—	—
Equity in Subsidiary Income	194,023	177,004	—	(371,027)	—
Other, Net	44	(172)	1,334	—	1,206

Income (Loss) from Continuing Operations Before Income Taxes	175,192	203,181	230,297	(371,027)	237,643
(Provision) Benefit for Income Taxes	592	(9,158)	(53,917)	—	(62,483)

Income (Loss) from Continuing Operations	175,784	194,023	176,380	(371,027)	175,160
Income from Discontinued Operation, Net of Taxes	—	—	624	—	624

Net Income (Loss)	$175,784	$194,023	$177,004	$(371,027)	$175,784

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2006
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$390,164	$430,374	$462,615	$(892,989)	$390,164
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	—	—	(5,927)	—	(5,927)
Equity in Earnings of Affiliates	(430,374)	(462,615)	—	892,989	—
Charges from Parent or Subsidiary	6,905	34,147	(41,052)	—	—
Deferred Income Tax Provision (Benefit)	—	(17,370)	15,834	—	(1,536)
Other, Net	245,791	(199,759)	80,991	—	127,023

Net Cash Provided (Used) by Continuing Operations	212,486	(215,223)	512,461	—	509,724
Net Cash Used by Discontinued Operation	—	—	—	—	—

Net Cash Provided (Used) by Operating Activities	212,486	(215,223)	512,461	—	509,724

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(106,077)	—	(106,077)
Capital Expenditures for Property, Plant and Equipment	—	—	(451,139)	—	(451,139)
Acquisition of Intellectual Property	—	—	(4,945)	—	(4,945)
Capital Contribution to Subsidiary	(651,748)	—	—	651,748	—
Proceeds from Sale of Assets and Business, Net	—	—	1,352	—	1,352

Net Cash Used by Investing Activities	(651,748)	—	(560,809)	651,748	(560,809)

Cash Flows from Financing Activities:
Borrowings of Short-term Debt, Net	36,135	31,245	19,144	—	86,524
Borrowings (Repayments ) of Long-term Debt, Net	348,513	(200,870)	(4,428)	—	143,215
Borrowings (Repayments) Between Subsidiaries, Net	54,566	328,951	(383,517)	—	—
Proceeds from Exercise of Stock Options	—	52,062	—	—	52,062
Purchase of Treasury Shares	—	—	(238,652)	—	(238,652)
Proceeds from Capital Contribution	—	—	651,748	(651,748)	—
Other, Net	(51)	1,117	—	—	1,066

Net Cash Provided (Used) by Financing Activities	439,163	212,505	44,295	(651,748)	44,215

Net Decrease in Cash and Cash Equivalents	(99)	(2,718)	(4,053)	—	(6,870)
Cash and Cash Equivalents at Beginning of Period	124	3,172	130,949	—	134,245

Cash and Cash Equivalents at End of Period	$25	$454	$126,896	$—	$127,375

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2005
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$175,784	$194,023	$177,004	$(371,027)	$175,784
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	(2,631)	—	(4,123)	—	(6,754)
Equity in Earnings of Affiliates	(194,023)	(177,004)	—	371,027	—
Charges from Parent or Subsidiary	10,844	(52,116)	41,272	—	—
Deferred Income Tax Provision (Benefit)	—	9,103	(3,520)	—	5,583
Other, Net	(35,538)	(13,198)	11,219	—	(37,517)

Net Cash Provided (Used) by Continuing Operations	(45,564)	(39,192)	221,852	—	137,096
Net Cash Provided by Discontinued Operation	—	—	3,051	—	3,051

Net Cash Provided (Used) by Operating Activities	(45,564)	(39,192)	224,903	—	140,147

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(26,237)	—	(26,237)
Capital Expenditures for Property, Plant and Equipment	—	—	(191,094)	—	(191,094)
Acquisition of Intellectual Property	—	—	(6,830)	—	(6,830)
Proceeds from Sale of Assets and Businesses, Net	—	—	7,044	—	7,044
Other, Net	—	—	(1,351)	—	(1,351)

Net Cash Used by Investing Activities	—	—	(218,468)	—	(218,468)

Cash Flows from Financing Activities:
Borrowings of Short-term Debt, Net	—	—	7,928	—	7,928
Borrowings (Repayments) of Long-term Debt Net	—	(1,761)	566	—	(1,195)
Borrowings (Repayments) Between Subsidiaries, Net	(88,530)	(52,324)	140,854	—	—
Proceeds from Exercise of Stock Options	—	62,320	—	—	62,320
Other, Net	—	(2,463)	(37)	—	(2,500)

Net Cash Provided (Used) by Financing Activities	(88,530)	5,772	149,311	—	66,553

Net Increase (Decrease) in Cash and Cash Equivalents	(134,094)	(33,420)	155,746	—	(11,768)
Cash and Cash Equivalents at Beginning of Period	138,979	74,053	104,407	—	317,439

Cash and Cash Equivalents at End of Period	$4,885	$40,633	$260,153	$—	$305,671

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
19. New Accounting Pronouncement
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its results of operations.
20. Subsequent Events
     On July 12, 2006, the Company amended and restated the warrant issued to Shell Technology Ventures Inc. to reflect, among other things, changes in the Company’s capital structure (See Note 11).
     On August 7, 2006, the Company issued $600.0 million of 6.50% Senior Notes due 2036 and used the net proceeds of $588.3 million to partially repay outstanding borrowings on its commercial paper program. In addition, on August 7, 2006, following the close of its senior notes offering, the Company elected to notify the administrative agent under its 364-Day Facility to terminate the commitments under that agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an executive level overview. This overview provides a general description of our company today, a discussion of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for the remainder of 2006 and into 2007. Next, we analyze the results of our operations for the three and six months ended June 30, 2006 and 2005, including the trends in our overall business and our operating segments. Then we review our cash flows and liquidity, capital resources and contractual obligations. We close with a discussion of new accounting pronouncements and an update, when applicable, to our critical accounting judgments and estimates.
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
     We provide equipment and services used for drilling, completion and production of oil and natural gas wells throughout the world. We conduct operations in approximately 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our offerings include drilling and evaluation services, including directional drilling, measurement while drilling and logging while drilling, well installation services, fishing and intervention services, drilling equipment including land rigs, completion systems, production optimization and all forms of artificial lift. We operate under two segments: Evaluation, Drilling & Intervention Services and Completion & Production Systems.
     Industry Trends
     Changes in the current price and expected future prices of oil and natural gas influence the level of energy industry spending. Changes in expenditures result in an increased or decreased demand for our products and services. Rig count is an indicator of the level of spending for the exploration for and production of oil and natural gas reserves.
     The following chart sets forth certain statistics that reflect historical market conditions:

			North American Rig	International Rig
	WTI Oil (1)	Henry Hub Gas (2)	Count (3)	Count (3)
June 30, 2006	$73.91	$6.099	2,073	914
December 31, 2005	61.04	11.225	2,046	948
June 30, 2005	56.50	6.981	1,662	932

(1)	Price per barrel as of June 30 and December 31 – Source: Applied Reasoning, Inc.

(2)	Price per MM/BTU as of June 30 and December 31 – Source: Oil World

(3)	Average rig count for the applicable month – Source: Baker Hughes Rig Count
     Although oil and natural gas prices have continued to fluctuate over the last several years, the average annual price of oil and natural gas has continued to increase. Oil prices ranged from a high of $75.17 per barrel in April of 2006 to a low of $17.97 per barrel in January of 2002. Natural gas prices ranged from a high of $15.42 per MM/BTU in December of 2005 to a low of $1.91 per MM/BTU in January of 2002. Factors influencing oil and natural gas prices during this period include persistent low inventories, strong economic growth in both the U.S. and China, the lack of excess capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty, including the uncertainty of Iraqi oil production.

     Historically, the majority of worldwide drilling activity has been concentrated in North America. From mid-1999 through mid-2001, North American rig count improved steadily, peaking in the first quarter of 2001 at a quarterly average of 1,636 rigs. During the latter part of 2001, the rig count started to decline, and the decline continued through mid-2002. Since mid-2002, the North American rig count has improved to a first quarter 2006 rig count average of 2,182 rigs. Traditionally, the international rig count has not been as volatile as the North American rig count. The international market experienced a 9% improvement in the 2005 average annual rig count as compared to the previous year and an 18% improvement as compared to 2003. During 2006, international rig count has remained relatively consistent with 2005 levels.
     Drilling and completion spending has continued to increase in both North America and the international markets. According to Spears and Associates, 2005 drilling and completion spending increased 36% in North America and 17% in the international market over 2004 levels and in 2006, is anticipated to increase 37% and 26%, respectively, over 2005 levels.
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
     In the third quarter of 2005, we acquired Precision Energy Services and Precision Drilling International. This acquisition significantly strengthened and expanded our service offering. Opportunities exist to accelerate the market penetration of the acquired products in the Eastern Hemisphere and in Latin America by utilizing our established infrastructure and to increase pull through sales with our expanded portfolio of technologies. The magnitude we will benefit from this acquisition will be dependent upon our success in our continuing integration of these businesses.
      Industry Outlook
     In general, we believe the outlook for our businesses is favorable. As decline rates are accelerating and reservoir productivity complexities are increasing, our clients are having difficulty securing desired rates of production growth. Assuming the demand for hydrocarbons does not weaken, these phenomena provide us with a robust outlook.
     In particular, the international markets are experiencing a multi-year expansion, with the Eastern Hemisphere standing out as the strongest market.
     North American activity is expected to remain near or at current high levels, with Canada recovering from its seasonal spring decline. High natural gas storage levels could impact near-term activity; however we believe an activity decline would be short lived, if it were to occur. Furthermore, curtailments could be made up by more oil-based projects.
     The acceleration of decline rates and the increasing complexity of the reservoirs also increase our customers’ requirements for technologies that improve productivity.

      Weatherford Outlook
     Geographic Markets. Excluding seasonal trends, rig activity in both Canada and the U.S. should remain relatively flat. Improvements in the U.S. will primarily result from unconventional hydrocarbon land projects and a recovery in Gulf of Mexico activity. We expect a slight volume increase in Latin America with improvements stemming from Brazil and Argentina. The North Sea is expected to show modest growth throughout 2006 and 2007. Excluding the North Sea, we expect substantial growth in the Eastern Hemisphere to initially originate from the Caspian Region, the Middle East and North Africa. Later, we expect the growth to spread to sub-Sahara Africa and pockets of Asia Pacific.
     Pricing. The overall pricing outlook is positive. Pricing trends are occurring concurrently with raw material and labor cost inflation. We expect pricing to remain positive in the second half of 2006 net of cost increases. Price improvements are being realized on a contract-by-contract basis and are occurring in different classes of products and service lines depending upon the region.
     Business Segments. Overall, we expect our operating segments to outpace market activity. In our Evaluation Drilling & Intervention Division, our directional, underbalanced and wireline products and services, which were enhanced with the tools and technology acquired from Precision Drilling Corporation, are expected to have the highest growth rate. We expect strong growth from our drilling services in Asia Pacific, Latin America, Middle East and North Africa. Our acquired directional and wireline technology are expected to grow internationally, in particular in the Middle East and North Africa region, as we utilize our eastern hemisphere infrastructure to accelerate this market penetration. Furthermore, we expect our well construction product line to gain deepwater market share in both the U.S. and international markets. Revenue from our contract drilling services is expected to increase modestly over the second half of 2006 as mobilization of certain rigs is completed and those rigs go on contract. In our Completion & Production Systems Division, we anticipate our production optimization product lines and completion systems to have strong top line growth, and our new ESP product line is initially expected to grow in the Middle East, Latin America and the U.S. We also expect steady growth from our stimulation services throughout the remainder of 2006 and into 2007.
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
Results of Operations
     In connection with our continued integration plan relating to the acquisition of divisions of Precision Drilling Corporation and the recent operational realignment of our Pipeline and Specialty Services businesses, we undertook a review of our presentation of segment information in the second quarter of 2006. In addition to their former businesses, Evaluation, Drilling & Intervention Services now includes the operations of Precision Drilling International and Completion & Production Services includes the operations of Pipeline and Specialty Services.
     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three and six months ended June 30, 2006 and 2005. On August 31, 2005, we completed the acquisition of Precision Energy Services and Precision Drilling International, divisions of Precision Drilling Corporation. The results of operations from the acquired businesses are included in our results of operations from the date of acquisition; therefore, the three and six months ended June 30, 2005 periods do not include activity from these acquired businesses. We are unable to provide certain information regarding our current period results excluding the impact of acquisitions due to the integration of these acquisitions into our operations.

      Comparative Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except percentages and per share data)
Revenues:
Evaluation, Drilling & Intervention Services	$965,504	$514,022	$1,971,770	$981,003
Completion & Production Systems	573,072	423,273	1,102,817	813,998

	1,538,576	937,295	3,074,587	1,795,001

Gross Profit %:
Evaluation, Drilling & Intervention Services	36.4%	36.8%	37.2%	36.0%
Completion & Production Systems	32.9	27.2	32.2	27.7

	35.1	32.5	35.4	32.3

Research and Development:
Evaluation, Drilling & Intervention Services	$23,064	$11,312	$45,027	$20,673
Completion & Production Systems	14,297	12,591	28,777	24,249

	37,361	23,903	73,804	44,922

Selling, General and Administrative Attributable to Segments:
Evaluation, Drilling & Intervention Services	110,739	66,745	221,534	122,091
Completion & Production Systems	72,712	58,622	146,863	114,237

	183,451	125,367	368,397	236,328

Corporate General and Administrative	24,277	17,330	46,533	36,956

Equity in Earnings of Unconsolidated Affiliates	3,293	2,822	5,927	4,123

Operating Income:
Evaluation, Drilling & Intervention Services	217,895	110,868	467,145	210,703
Completion & Production Systems	101,597	44,049	179,328	87,204
Corporate (a)	(20,984)	(14,508)	(40,606)	(32,833)

	298,508	140,409	605,867	265,074

Interest Expense, Net	(23,715)	(14,979)	(42,703)	(28,637)

Other, Net	(11,371)	3,432	(13,490)	1,206

Effective Tax Rate	29.1%	26.5%	29.0%	26.3%

Income from Continuing Operations per Diluted Share	$0.52	$0.32	$1.09	$0.59

Net Income per Diluted Share	0.52	0.32	1.09	0.59

Depreciation and Amortization	115,019	70,317	230,522	140,439

(a)	Includes equity in earnings of unconsolidated affiliates which are integral to our operations.

Consolidated Revenues by Geographic Region

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
U.S.	41%	40%	38%	38%
Canada	14	13	20	16
Latin America	12	9	11	9
Europe, CIS and West Africa	13	18	12	17
Middle East and North Africa	14	12	13	12
Asia Pacific	6	8	6	8

Total	100%	100%	100%	100%

Company Results
      Revenues
     Consolidated revenues increased $601.3 million, or 64.2%, in the second quarter of 2006 as compared to the second quarter of 2005. The acquisition of Precision Energy Services and Precision Drilling International completed in the third quarter of 2005 contributed approximately $325 million of the increase. The remaining increase resulted primarily from organic growth as our businesses continued to benefit from increasing market activity, share gains and pricing initiatives. North America generated revenue growth of 69.1%, and included revenue increases of 66.6% and 76.3% in the U.S. and Canada, respectively. Excluding revenues from acquisitions, North American revenues increased approximately $180 million, or 36%. This region’s increase outpaced the 21.6% increase in the average North American rig count. The increase in activity and price increases in the U.S. and Canadian markets were the key contributors to revenue growth during the second quarter of 2006. Internationally, revenues increased $258.2 million, 58.6%, or approximately $100 million, 22%, excluding acquisitions, as compared to a 0.3% decline in the average international rig count. Our international revenue growth, excluding acquisitions, was generated by increases of approximately 30%, 30% and 18% in the Middle East and North Africa region, Latin America region, and Europe, CIS and West Africa region, respectively. These revenue increases were generated primarily by increased volume and increased pricing which is obtained through long-term contracts.
     Consolidated revenues for the first six months of 2006 increased $1,279.6 million, or 71.3%, over the first six months of 2005. Excluding the impact of our acquisitions, North American revenues increased approximately $370 million, or 38%, and included increases of 40% and 33% in the U.S. and Canada, respectively. This region’s increase outpaced the 22.1% increase in the average North American rig count. International revenues for the first six months of 2006 increased approximately $180 million, or 22%, excluding acquisitions, as compared to the 1.0% increase in the average international rig count. Our international revenue growth, excluding acquisitions, was generated by increases of approximately 23%, 21% and 21% in our Latin America region, Middle East and North Africa region and Europe, CIS and West Africa region, respectively.
      Gross Profit
     Our gross profit as a percentage of revenues increased from 32.5% in the second quarter of 2005 to 35.1% in the second quarter of 2006 and increased to 35.4% during the six months ended June 30, 2006 as compared to 32.3% during the six months ended June 30, 2005. This increase was primarily the result of the positive impact of higher base revenues to cover fixed costs, with additional contributions from stronger North American and international pricing.
      Research and Development
     Research and development expenses increased $13.5 million, or 56.3%, and $28.9 million, or 64.3%, during the three and six months ended June 30, 2006, respectively, as compared to the same periods of the prior year. Our late 2005 acquisition generated approximately $10 million and $20 million of this increase for the three and six months ended June 30, 2006, respectively, with the remaining increase due primarily to our commitment in developing and commercializing new technologies as well as investing in our core product offerings. Research and development expense as a percentage of revenue has remained relatively consistent during the three and six months ended June 30, 2006 as compared to the same periods in the prior year.
      Corporate General and Administrative
     Corporate general and administrative expenses increased $6.9 million, or 40.1%, and $9.6 million, or 25.9%, during the three and six months ended June 30, 2006, respectively, as compared to the same periods of the prior year. This increase is due primarily to increased costs associated with higher insurance and employee stock-based compensation expense.
      Interest Expense, Net
     Interest expense, net increased $8.7 million, or 58.3%, and $14.1 million, or 49.1% during the three and six months ended June 30, 2006, respectively. Interest expense increased due primarily to the incremental borrowings used to fund the cash portion of our acquisition in the third quarter of 2005 and our acquisition of shares under our share repurchase program. This increase was offset by the settlement of our Zero Coupon Convertible Senior Debentures and the reduction of our outstanding debt balance with the proceeds received from the sale of our remaining investment in Universal, which occurred in the third and fourth quarter of 2005, respectively.
      Other, Net
     Other income (expense) decreased $14.8 million and $14.7 million during the three and six months ended June 30, 2006, respectively, as compared to the same periods in the prior year primarily due to unfavorable changes in foreign exchange rates during the current quarter.
      Income Taxes
     Our income tax rates for the second quarter of 2006 and 2005 were 29.1% and 26.5%, respectively, and 29.0% and 26.3% for the first six months of 2006 and 2005, respectively. This percentage increase was due primarily to a change in jurisdictional earnings mix.
Segment Results
      Evaluation, Drilling & Intervention Services
     Evaluation, Drilling & Intervention Services revenues increased $451.5 million, or 87.8%, in the second quarter of 2006 as compared to the second quarter of 2005. All of our product lines generated substantial growth. Our third quarter 2005 acquisition of Precision Energy Services provided significant top-line growth in our underbalanced systems, cased and open hole wireline and directional drilling product line offerings. Geographically, the North American revenue increase of $225.1 million, or 98.8%, included approximately $170 million of revenues from acquisitions. The increase of approximately 26% before acquisitions was due to volume growth above the 21.6% increase in the average North American rig count and price increases implemented during the second quarter of 2006. International revenues improved $226.3 million, or 79.1%, in the second quarter of 2006 as compared to the second quarter of 2005. The most significant organic international growth was in the Asia Pacific region, Middle East and North Africa region and Europe, CIS and West Africa region, where revenues increased 37.8%, 25.7% and 18.9%, respectively. Our international revenue growth, excluding acquisitions, increased approximately $70 million, or 23%, as compared to a 0.3% decline in the average international rig count. This increase reflects our continued investment in the Eastern Hemisphere and new, technologically advanced product offerings.
     Evaluation, Drilling & Intervention Services revenues increased $990.8 million, or 101.0%, in the first six months of 2006 as compared to the first six months of 2005. All of our product lines generated substantial growth. Geographically, the North American revenue increase of $543.5 million, or 120.6%, included approximately $410 million of revenues from acquisitions. The increase of approximately 29% before acquisitions was due to volume growth above the 22.1% increase in the average North American rig count and price increases implemented during the first six months of 2006. International revenues improved $447.3 million, or 84.4%, during the first six months of 2006 as compared to the first six months of 2005. The most significant organic international growth was in the Asia Pacific region, Europe, CIS and West Africa region and Middle East and North Africa region, where revenues increased 38.0%, 23.8% and 22.3%, respectively. Our international revenue growth, excluding acquisitions, of approximately $130 million, or 25%, was significantly above the 1.0% increase in the average international rig count. This increase reflects our continued investment in the Eastern hemisphere and new, technologically advanced product offerings.
     Gross profit as a percentage of revenues decreased slightly to 36.4% in the second quarter of 2006 from 36.8% in the second quarter of 2005. Gross profit as a percentage of revenues increased to 37.2% during the first six months of 2006 from 36.0% during the first six months of 2005. This increase was primarily volume driven, with additional benefits realized from the North American and international pricing increases.
     Research and development expenses increased $11.8 million, or 103.9%, and $24.4 million, or 117.8%, during the three and six months ended June 30, 2006, respectively, as compared to the same periods of the prior year. Our late 2005 acquisition generated approximately $10 million and $20 million of this increase for the quarter and six months ended June 30, 2006, respectively, with the remaining increase due primarily to our commitment in developing and commercializing new technologies as well as investing in our core product offerings.
     Selling, general and administrative expenses increased $44.0 million, or 65.9%, and $99.4 million, or 81.4%, during the three and six months ended June 30, 2006, respectively, as compared to the same periods of the prior year. Selling, general and administrative expenses as a percentage of revenues improved approximately one percent in both the three and six month periods ended June 30, 2006, primarily as a result of higher revenues during the current year to absorb the division’s fixed cost base.
      Completion & Production Systems
     Revenues in our Completion & Production Systems segment increased $149.8 million, or 35.4%, in the second quarter of 2006 as compared to the same quarter of the prior year. This increase was driven primarily by higher demand for our artificial lift and chemicals and stimulation product lines. On a geographic basis, our North American revenues increased $117.9 million, or 43.8%, in the second quarter of 2006 as compared to the second quarter of 2005 and included increases of 55.7% and 20.4% in the U.S. and Canada, respectively. Improvements in the region, beyond the increases in activity, were primarily due to North American pricing increases and changes in product mix. International revenues improved $31.9 million, or 20.7%, over the second quarter of 2005 and were led by revenue growth of 51.2% in Latin America and 48.2% in the Middle East and North Africa.
     Revenues in our Completion & Production Systems segment increased $288.8 million, or 35.5%, during the first six months of 2006 as compared to the same period of the prior year. This increase was driven primarily by higher demand for our artificial lift and chemicals and stimulation product lines. On a geographic basis, our North American revenues increased $243.0 million, or 46.3%, during the first six months of 2006 as compared to the same period of 2005 and included increases of 54.1% and 33.2% in the U.S. and Canada, respectively. Improvements in the region, beyond the increases in activity, were primarily due to North American pricing increases and changes in product mix. International revenues for the first six months of 2006 improved $45.8 million, or 15.8%, over the same period of 2005 and were led by revenue growth of 27.3% in Latin America and 18.4% in the Middle East and North Africa.
     Our gross profit as a percentage of revenues increased to 32.9% in the second quarter of 2006 from 27.2% in the second quarter of 2005. Gross profit as a percentage of revenues increased to 32.2% during the first six months of 2006 from 27.7% during the first six months of 2005. The percentage increase was due to this division’s higher revenue base and a change in product mix.
     Selling, general and administrative expenses increased $14.1 million, or 24.0%, and $32.6 million, or 28.6%, during the three and six months ended June 30, 2006, respectively, as compared to the same periods of the prior year. Selling, general and administrative expenses as a percentage of revenues improved approximately one percent in both the three and six month periods ended June 30, 2006, primarily as a result of higher revenues during the current year to absorb the division’s fixed cost base.

Liquidity and Capital Resources
     Historical Cash Flows
     As of June 30, 2006, our cash and cash equivalents were $127.4 million, a net decrease of $6.9 million from December 31, 2005, which was primarily attributable to the following:
•	cash inflows from operating activities of $509.7 million;

•	capital expenditures for property, plant and equipment of $451.1 million;

•	acquisition of new businesses of approximately $106.1 million in cash, net of cash acquired;

•	acquisition of intellectual property of $4.9 million;

•	borrowings, net of repayments, on long-term debt and short-term facilities of $229.7 million;

•	proceeds from stock option activity of $52.1 million; and

•	treasury share purchases of $238.7 million.
     Sources of Liquidity
     Our sources of liquidity are reserves of cash, cash generated from operations, and committed availabilities under bank lines of credit. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and the capital markets with debt, equity and convertible offerings. We maintain a shelf registration statement covering the future issuance of various types of securities, including debt, common shares, preferred shares, and warrants.
     The following summarizes our short-term committed financing facilities and our usage and availability as of June 30, 2006 (in millions):

			Uses of Availability
			Commercial
	Facility	Expiration	Paper		Letters of
Short-term Financing Facilities	Amount	Date	Support	Drawn	Credit	Availability
364-Day Revolving Credit Facility	$600.0	August 2006	$600.0	$—	$—	$—
Revolving Credit Facility	750.0	May 2011	153.1	—	16.6	580.3
Canadian Facility	17.9	July 2006	—	14.8	0.5	2.6
     Revolving Credit Facilities
     In August 2005, we entered into a 364-Day Revolving Credit Agreement (“364-Day Facility”). Under this agreement, we were allowed to borrow up to $1.2 billion to fund the redemption of our Zero Coupon Convertible Senior Debentures and the acquisition of Precision Energy Services and Precision Drilling International, and we currently are allowed to fund certain possible refinancings, including commercial paper repayments or common share repurchases. The 364-Day Facility matures on August 23, 2006, and is subject to mandatory prepayments and reductions if we undertake certain types of capital market transactions or increase the commitment under our revolving credit facility. There have been two such reductions in the committed amount, including one in February 2006 for $350.0 million and a second in May 2006 for $250.0 million, bringing the current committed amount to $600.0 million. On June 30, 2006, there were no outstanding borrowings under this agreement.
     On February 17, 2006, we completed an offering of $350.0 million senior notes at a coupon rate of 5.50% (“5.50% Senior Notes”) with a maturity in February 2016. Net proceeds of $346.2 million were used to partially repay outstanding borrowings on our commercial paper program. In association with the transaction, the maximum borrowing allowed under the commercial paper program was reduced from $1.5 billion to $1.2 billion and the committed availability of the 364-Day Facility was reduced by $350.0 million.
     On May 2, 2006, we amended and restated our revolving credit agreement with a syndicate of banks of which JPMorgan Chase Bank is the Administrative Agent (“Revolving Credit Facility”). As restated, the Revolving Credit

Facility provides us a $750.0 million, five-year multi-currency senior unsecured revolving credit facility. Based on our current debt ratings, we will pay a commitment fee of 0.08% per year, and borrowings under the facility will bear interest at variable annual rates based on LIBOR plus 0.27%, plus an additional 0.05% for any period in which more than half of the total commitment is utilized. The restated credit agreement superceded our previous $500.0 million facility that was scheduled to mature May 12, 2006. In association with the amendment, the committed availability of the 364-Day Facility was reduced by $250.0 million. At June 30, 2006, there were no outstanding borrowings and $16.6 million of letters of credit issued under the Revolving Credit Facility.
     Our credit facilities require us to maintain a debt-to-capitalization ratio of less than 60% (and required us to maintain that ratio at less than 50% prior to May 2, 2006, at which time the previous $500.0 million credit agreement containing this covenant was superseded) and contain other covenants and representations customary for investment-grade commercial credit. The facilities are guaranteed by our wholly-owned subsidiary, Weatherford International, Inc., subject to certain conditions. We were in compliance with these covenants at June 30, 2006. The committed revolving credit facilities do not contain any provisions that make their availability dependent upon our credit ratings; however, the interest rates are dependent upon the credit rating of our long-term senior debt.
     We also maintain a Canadian dollar committed facility to support our operations in that country. The Canadian facility provided for borrowings or letters of credit under the facility up to an aggregate of 20.0 million Canadian dollars, or $17.9 million as of June 30, 2006. There were borrowings of $14.8 million and $0.5 million in outstanding letters of credit under the Canadian facility at June 30, 2006. The weighted average interest rate of the outstanding borrowings of this facility was 6.0% as of June 30, 2006. On July 14, 2006, the facility commitment amount was changed to 25.0 million Canadian dollars and the maturity was extended to July 13, 2007.
     Commercial Paper
     On October 25, 2005, we initiated a commercial paper program under which we may from time to time issue short-term unsecured notes. In connection with this program, we entered into agreements with third-party lending institutions under which each of these lending institutions may act as dealers of this commercial paper. Also in connection with the program, Weatherford International, Inc., one of our wholly-owned indirect subsidiaries, provided a guarantee of any commercial paper notes that we may issue. Our commercial paper issuances are supported by the committed lending facilities. As of June 30, 2006, we had $753.1 million of outstanding commercial paper issuances with maturities ranging from 5 to 80 days. The weighted average interest rate related to outstanding commercial paper issuances at June 30, 2006 was 5.4%.
     Debt Offering
     On August 7, 2006, we issued $600.0 million of 6.50% senior notes due 2036 and used the net proceeds of $588.3 million to partially repay outstanding borrowings on our commercial paper program.
     Cash Requirements
     Our cash requirements and contractual obligations at June 30, 2006, and the effect these obligations are expected to have on our liquidity and cash flow in future periods are as follows:
     We project that our capital expenditures for 2006 will be $750 — $800 million. We expect to use these expenditures primarily to support the growth of our business and operations. Capital expenditures during the six months ended June 30, 2006 were $422.3 million, net of proceeds from tools lost down hole of $28.8 million.
     The 364-Day Facility matures in August 2006. There are no borrowings outstanding under this facility. On August 7, 2006, following the close of our senior notes offering, we elected to notify the administrative agent under our 364-Day Facility to terminate the commitments under that agreement. Our commercial paper program will be supported by the Revolving Credit Facility and the size of our commercial paper program will be reduced to correspond to availability under that facility.
     Our board authorized us to repurchase up to $1.0 billion of our outstanding common shares. We may from time to time repurchase our common shares depending upon the price of our common shares, our liquidity and other considerations. During the six months ended June 30, 2006, we repurchased 5.2 million of our common shares at an aggregate price of $238.7 million.

     Derivative Instruments
     From time to time, we enter into derivative transactions to hedge existing or projected exposures to changes in interest rates and foreign currency exchange rates. We do not enter into derivative transactions for speculative or trading purposes.
     In January 2006, we entered into interest rate derivative instruments for a notional amount of $350.0 million to hedge projected exposures to interest rates in anticipation of a future debt issuance. Those hedges were terminated at the time of issuance of the 5.50% Senior Notes. We received cash proceeds of $6.2 million at termination, and the gain on these hedges is being amortized over the life of the 5.50% Senior Notes. As of December 2005, we had recorded a $4.2 million loss in other comprehensive income on interest rate derivatives entered into and terminated in 2005; this loss is being amortized over the life of the 5.50% Senior Notes.
     We use interest rate swap agreements to take advantage of available short-term interest rates. Amounts received upon termination of the swap agreements represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are being amortized as a reduction to interest expense over the remaining term of the debt.
     As of June 30, 2006 and December 31, 2005, we had unamortized gains of $15.4 million and $18.3 million, respectively associated with interest rate swap terminations. These gains have been deferred and recorded as an adjustment to the carrying value of the related debt and are amortized against interest expense over the remaining term of the debt issuance against which they were hedged. Our interest expense was reduced by $1.2 million and $3.0 million for the three and six months ended June 30, 2006, respectively, and $1.6 million and $3.3 million for the three and six months ended June 30, 2005, respectively. There were no interest rate swap agreements outstanding as of June 30, 2006.
     As of June 30, 2006, we had entered into several foreign currency forward contracts and one option contract with notional amounts aggregating $326.5 million to hedge exposure to currency fluctuations in various foreign currencies, including the Canadian dollar, the euro, the Australian dollar, the Norwegian kroner, the Brazilian reais, the Mexican peso and the pound sterling. In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, we entered into a series of cross-currency swaps with notional amounts at execution totaling $588.9 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings. During the three and six months ended June 30, 2006, net cash proceeds of $0.6 million and $1.8 million, respectively, were received from the cross-currency swaps, which were the net settlement of quarterly interest rate payments on the two currencies swapped. These quarterly net interest rate settlements are based on the variable interest rates of both the Canadian dollar and the U.S. dollar. On March 31, 2006, cross currency swaps with a fair value of $140.4 million were terminated and we paid a net settlement in April 2006 of $3.5 million. At June 30, 2006, the fair value of the remaining cross-currency swaps was $412.4 million.
     Off Balance Sheet Arrangements
     Guarantees
     The 6 5/8% Senior Notes of Weatherford International, Inc. were guaranteed by Weatherford International Limited as of June 30, 2006. The following obligations of Weatherford International Limited were guaranteed by Weatherford International, Inc. as of June 30, 2006: (i) the Revolving Credit Facility, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 364-Day Facility and (v) issuances of commercial paper.
     Letters of Credit
     We execute letters of credit in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of June 30, 2006, we had $130.2 million of letters of credit and bid and performance bonds outstanding, consisting of $113.1 million outstanding under various uncommitted credit facilities and $17.1 million letters of credit outstanding under our committed facilities. In addition, in connection with the acquisition of Precision Energy Services and Precision Drilling International, we have indemnified Precision Drilling Corporation for outstanding letters of credit of $10.2 million.

     Operating Leases
     We are committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions as well as provisions which permit the adjustment of rental payments for taxes, insurance and maintenance related to the property.
New Accounting Pronouncement
     See Note 19 to our condensed consolidated financial statements included elsewhere in this report.
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
     From time to time, we may receive revenues for preparation and mobilization of equipment and personnel. In connection with new drilling contracts, revenues earned and incremental costs incurred directly related to preparation and mobilization are deferred and recognized over the primary contract term of the project using the straight-line method. Costs of relocating equipment without contracts to more promising market areas are expensed as incurred. Demobilization fees received are recognized, along with any related expenses, upon completion of contracts.
     We incur rebillable expenses including shipping and handling, third-party inspection and repairs, and custom and duties. We recognize the revenue associated with these rebillable expenses as Products Revenues and all related costs as Cost of Products in the accompanying Consolidated Statements of Income.
Exposures
     An investment in our common shares involves various risks. When considering an investment in our Company, you should consider carefully all of the risk factors described in our most recent Annual Report on Form 10-K under the heading “Item 1A. Risk Factors” as well as the information below and other information included and incorporated by reference in this report.

     Currency Exposure
     Approximately 43.7% of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive income in the shareholders’ equity section in our Condensed Consolidated Balance Sheets. We recognize remeasurement and transactional gains and losses on currencies in our Condensed Consolidated Statements of Income which may adversely impact our results of operations. We enter into foreign currency forward contracts and other derivative instruments to reduce our exposure to currency fluctuations.
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

•	Nonrealization of expected benefits from our 2002 corporate reincorporation could affect our projected results. We have gained certain business, financial and strategic advantages as a result of our reincorporation, including improvements to our global tax position and cash flow. An inability to continue to realize expected benefits of the reincorporation in the anticipated time frame, or at all, would negatively affect the benefit of our corporate reincorporation.

•	Nonrealization of expected benefits from our 2005 acquisition of Precision Energy Services and Precision Drilling International could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of this acquisition, including synergies and operating efficiencies. An inability to realize expected strategic advantages as a result of the acquisition, would negatively affect the anticipated benefits of the acquisition.

•	The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of June 30, 2006, we had approximately $2.9 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currencies.

•	Adverse weather conditions in certain regions could aversely affect our operations. In the summer of 2005, the Gulf of Mexico suffered several significant hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. Similarly, an unusually warm Canadian winter or unusually rough weather in the North Sea could reduce our operations and revenues from those areas during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will not deviate significantly from historical patterns.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies. Any further military action undertaken by the U.S. or other countries could adversely affect our results of operations.
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
     Assets and liabilities of which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Accumulated Other Comprehensive Income in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. Approximately 43.7% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $61.9 million adjustment to increase our equity account for the six month period ended June 30, 2006 to reflect the net impact of the strengthening of various foreign currencies against the U.S. dollar.
     As of June 30, 2006, we had entered into several foreign currency forward contracts and one option contract with notional amounts aggregating $326.5 million to hedge exposure to currency fluctuations in various foreign currencies, including the Canadian dollar, the euro, the Australian dollar, the Norwegian kroner, the Brazilian reais, the Mexican peso and the pound sterling. In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, we entered into a series of cross-currency swaps with notional amounts at execution totaling $588.9 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings. During the three and six months ended June 30, 2006, net cash proceeds of $0.6 million and $1.8 million, respectively, were received from the cross-currency swaps, which were the net settlement of quarterly interest rate payments on the two currencies swapped. These quarterly net interest rate settlements are based on the variable interest rates of both the Canadian dollar and the U.S. dollar. On March 31, 2006, cross currency swaps with a fair value of $140.4 million were terminated and we paid a net settlement in April 2006 of $3.5 million. At June 30, 2006, the fair value of the remaining cross-currency swaps was $412.4 million.
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
     Our long-term borrowings outstanding at June 30, 2006 subject to interest rate risk consisted of the following:

	June 30, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
6 5/8% Senior Notes due 2011	$357.5	$362.1	$358.1	$374.0
4.95% Senior Notes due 2013	255.7	231.3	256.0	244.5
5.50% Senior Notes due 2016	348.6	331.8	—	—

     We have various other long-term debt instruments of $14.6 million, but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $830.8 million at June 30, 2006 approximate fair value.
     As it relates to our variable rate debt, if market interest rates average 1.0% more in 2006 than the rates as of June 30, 2006, interest expense for the remainder of 2006 would increase by $4.2 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in the amount of our outstanding variable debt from June 30, 2006.
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
     We use interest rate swap agreements to take advantage of available short-term interest rates. Amounts received upon termination of the swap agreements represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are being amortized as a reduction to interest expense over the remaining term of the debt.
     As of June 30, 2006 and December 31, 2005, we had unamortized gains of $15.4 million and $18.3 million, respectively associated with interest rate swap terminations. These gains have been deferred and recorded as an adjustment to the carrying value of the related debt and are amortized against interest expense over the remaining term of the debt issuance against which they were hedged. Our interest expense was reduced by $1.2 million and $3.0 million for the three and six months ended June 30, 2006, respectively, and $1.6 million and $3.3 million for the three and six months ended June 30, 2005, respectively. There were no interest rate swap agreements outstanding as of June 30, 2006.
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
     The Company’s management, including the Chairman, Chief Executive Officer, and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Except as described below, there have been no material changes during the quarter ended June 30, 2006 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 (“Annual Report”).
•	We have updated the percentage of our net assets located outside the U.S. and carried on our books in local currencies on page 39 of this report from 40.7% as of December 31, 2005 to 43.7% as of June 30, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
     In December 2005, our Board of Directors approved a share repurchase program under which up to $1 billion of our outstanding Common Shares could be purchased. Future purchases of our shares can be made in the open market or privately negotiated transactions, at the discretion of management and as market conditions warrant. During the quarter ended June 30, 2006, we purchased our Common Shares in the following amounts at the following average prices:

Maximum
			Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			Purchased as	of Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
April 1 - April 30, 2006	—	$—	—	$908,520,947
May 1 - May 31, 2006	998,800	50.53	998,800	858,049,474
June 1 - June 30, 2006	1,994,610	48.48	1,994,610	761,347,941

	2,993,410	49.17	2,993,410	761,347,941

     In addition, under our restricted share plan, employees may elect to have us withhold Common Shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the Common Shares by us on the date of withholding. During the quarter ended June 30, 2006, we withheld Common Shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price
April 1 - April 30, 2006	520	$50.06
May 1 - May 31, 2006	—	—
June 1 - June 30, 2006	164	$49.40
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our Annual General Meeting of Shareholders on May 9, 2006. Our shareholders approved the election of eight directors to serve until the next annual general meeting of shareholders. The following sets forth the results of the voting with respect to such matter.

Election of Directors	For	Withheld
Nicholas F. Brady	283,702,083	1,547,282
David J. Butters	282,110,300	3,139,065
Bernard J. Duroc-Danner	282,454,928	2,794,437
Sheldon B. Lubar	282,591,340	2,658,025
William E. Macaulay	282,404,019	2,845,346
Robert B. Millard	282,882,596	2,366,769
Robert K. Moses, Jr.	282,747,661	2,501,704
Robert A. Rayne	273,319,650	11,929,715
     In addition, the shareholders of the Company voted on the following proposals:
(a)	The appointment of Ernst & Young LLP as our Independent Registered Public Accounting Firm for the year ending December 31, 2006, and the authorization of the Audit Committee of the Board of Directors to set Ernst & Young LLP’s remuneration. The results of the voting with respect to such matter were 284,867,487 shares voted for, 162,766 shares voted against and 219,112 shares abstained. There were no broker non-votes;

(b)	The approval of the Weatherford International Ltd. 2006 Omnibus Incentive Plan. The results of the voting with respect to such matter were 172,953,816 shares voted for, 81,230,438 shares voted against, 805,898 shares abstained, and 30,259,213 shares broker non-votes;

(c)	The approval of an increase in our authorized share capital from $510,000,000, consisting of 500,000,000 common shares and 10,000,000 preference shares, to $1,010,000,000 by the creation of an additional 500,000,000 common shares. The results of the voting with respect to such matter were 279,822,169 shares voted for, 4,780,017 shares voted against, 646,034 shares abstained, and 1,145 shares broker non-votes.
ITEM 6. EXHIBITS
     (a) Exhibits:

Exhibit
Number	Description
4.1	Second Amended and Restated Credit Agreement dated as of May 2, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed May 5, 2006).

4.2	Certificate of Assistant Secretary as to the adoption of a resolution increasing authorized share capital (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed May 15, 2006).

4.3	Amended and Restated Warrant Agreement, dated effective as of July 12, 2006, by and among Weatherford International, Ltd., Weatherford International, Inc. and Shell Technology Ventures, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed July 14, 2006).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed with this report

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

/s/ Lisa W. Rodriguez

Lisa W. Rodriguez
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 8, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description
4.1	Second Amended and Restated Credit Agreement dated as of May 2, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed May 5, 2006).

4.2	Certificate of Assistant Secretary as to the adoption of a resolution increasing authorized share capital (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed May 15, 2006).

4.3	Amended and Restated Warrant Agreement, dated effective as of July 12, 2006, by and among Weatherford International, Ltd., Weatherford International, Inc. and Shell Technology Ventures, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed July 14, 2006).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed with this report