Form 10-Q
period 2006-09-30
WEATHERFORD INTERNATIONAL LTD
filed 2006-11-01
CIK 1170565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at October 27, 2006
Common Shares, par value $1.00	339,710,007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$120,292	$134,245
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $12,697 and $12,210, Respectively	1,522,188	1,259,990
Inventories	1,168,952	890,121
Other Current Assets	456,578	354,517

	3,268,010	2,638,873

Property, Plant and Equipment, Net of Accumulated Depreciation of $1,845,478 and $1,593,362, Respectively	2,816,868	2,367,237
Goodwill	3,033,995	2,808,217
Other Intangible Assets, Net	632,971	621,365
Other Assets	145,180	144,612

	$9,897,024	$8,580,304

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$633,038	$954,766
Accounts Payable	475,029	476,363
Other Current Liabilities	921,000	567,012

	2,029,067	1,998,141

Long-term Debt	1,571,374	632,071
Deferred Tax Liabilities	115,082	88,476
Other Liabilities	219,879	194,799

Commitments and Contingencies

Shareholders’ Equity:
Common Shares, $1 Par Value, Authorized 1,000,000 Shares, Issued 361,812 and 358,973 Shares, Respectively	361,812	358,973
Capital in Excess of Par Value	4,232,006	4,164,365
Treasury Shares, Net	(638,191)	(152,111)
Retained Earnings	1,827,305	1,202,938
Accumulated Other Comprehensive Income	178,690	92,652

	5,961,622	5,666,817

	$9,897,024	$8,580,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues:
Products	$634,415	$490,269	$1,805,029	$1,346,265
Services	1,062,338	586,547	2,966,311	1,525,552

	1,696,753	1,076,816	4,771,340	2,871,817

Costs and Expenses:
Cost of Products	439,132	356,378	1,242,189	950,509
Cost of Services	639,154	392,284	1,822,010	1,013,997
Research and Development	38,241	27,140	112,045	72,062
Selling, General and Administrative Attributable to Segments	194,410	134,316	562,807	370,644
Corporate General and Administrative	24,718	19,159	71,251	56,115
Equity in (Earnings) Losses of Unconsolidated Affiliates	190	(2,991)	(5,737)	(7,114)
Exit Costs and Restructuring Charges	—	80,018	—	80,018

Operating Income	360,908	70,512	966,775	335,586

Other Income (Expense):
Debt Redemption Expense	—	(4,733)	—	(4,733)
Interest Expense, Net	(27,591)	(17,197)	(70,294)	(45,834)
Other, Net	(6,161)	10,966	(19,651)	12,172

Income from Continuing Operations Before Income Taxes	327,156	59,548	876,830	297,191
Provision for Income Taxes	(92,953)	(12,249)	(252,463)	(74,732)

Income from Continuing Operations	234,203	47,299	624,367	222,459
Income from Discontinued Operation, Net of Taxes	—	587	—	1,211

Net Income	$234,203	$47,886	$624,367	$223,670

Basic Earnings Per Share:
Income from Continuing Operations	$0.68	$0.16	$1.79	$0.78
Income from Discontinued Operation	0.00	0.00	0.00	0.01

Net Income	$0.68	$0.16	$1.79	$0.79

Diluted Earnings Per Share:
Income from Continuing Operations	$0.66	$0.15	$1.75	$0.74
Income from Discontinued Operation	0.00	0.00	0.00	0.00

Net Income	$0.66	$0.15	$1.75	$0.74

Weighted Average Shares Outstanding:
Basic	345,733	300,972	347,915	284,824
Diluted	354,471	311,788	356,905	311,416
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months
	Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net Income	$624,367	$223,670
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	354,030	222,389
Gain on Sales of Assets, Net	(23,040)	(460)
Income from Discontinued Operation	—	(1,211)
Debt Redemption Expense	—	4,733
Non-cash Portion of Exit Costs and Restructuring Charges	—	81,651
Equity in Earnings of Unconsolidated Affiliates	(5,737)	(13,611)
Employee Stock-Based Compensation Expense	43,017	22,826
Amortization of Original Issue Discount	—	11,432
Deferred Income Tax Benefit	(19,283)	(13,831)
Other, Net	16,139	3,467
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired	(275,408)	(235,939)

Net Cash Provided by Continuing Operations	714,085	305,116
Net Cash Provided by Discontinued Operation	—	2,294

Net Cash Provided by Operating Activities	714,085	307,410

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(162,192)	(963,410)
Capital Expenditures for Property, Plant and Equipment	(720,650)	(320,298)
Acquisition of Intellectual Property	(28,469)	(9,234)
Purchase of Equity Investment in Unconsolidated Affiliate	—	(16,424)
Proceeds from Sale of Assets and Businesses, Net	22,132	9,485

Net Cash Used by Investing Activities	(889,179)	(1,299,881)

Cash Flows from Financing Activities:
Borrowings (Repayments) of Short-term Debt, Net	(121,716)	1,046,775
Borrowings (Repayments) of Long-term Debt, Net	735,920	(2,320)
Redemption of Zero Coupon Convertible Debentures	—	(348,816)
Purchase of Treasury Shares	(507,646)	—
Proceeds from Exercise of Stock Options	54,003	165,116
Tax Benefit on Stock Option Exercises	194	—
Other Financing Activities, Net	386	(2,522)

Net Cash Provided by Financing Activities	161,141	858,233

Net Decrease in Cash and Cash Equivalents	(13,953)	(134,238)
Cash and Cash Equivalents at Beginning of Period	134,245	317,439

Cash and Cash Equivalents at End of Period	$120,292	$183,201

Supplemental Cash Flow Information:
Interest Paid	$43,107	$84,472
Income Taxes Paid, Net of Refunds	111,888	59,395
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net Income	$234,203	$47,886	$624,367	$223,670
Other Comprehensive Income (Loss):
Reclassification Adjustment for Deferred Gain (Loss), Net on Derivative Instruments	(1,499)	69	4,790	206
Foreign Currency Translation Adjustment	19,381	81,357	81,248	36,845

Comprehensive Income	$252,085	$129,312	$710,405	$260,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
     The condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheet at September 30, 2006, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2006 and 2005, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results expected for the full year.
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
3. Business Combinations
     The Company has acquired businesses critical to its long-term growth strategy. Results of operations for acquisitions are included in the accompanying Condensed Consolidated Statements of Income from the date of acquisition. The balances included in the Condensed Consolidated Balance Sheets related to acquisitions are based on preliminary information and are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated. Acquisitions are accounted for using the purchase method of accounting and the purchase price is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition. Final valuations of assets and liabilities are obtained and recorded within one year from the date of the acquisition.
     During the first nine months of 2006, the Company effected various acquisitions that were integrated into the Company’s operations for total consideration of approximately $155.7 million.
     On August 31, 2005, the Company acquired Precision Energy Services and Precision Drilling International, former divisions of Precision Drilling Corporation. Precision Energy Services is a provider of cased hole and open hole wireline services, drilling and evaluation services and production services. These operations substantially broadened the Company’s wireline and directional capabilities and strengthened the Company’s controlled pressure drilling and testing product lines. Opportunities exist to accelerate the acquired products’ market penetration in the Eastern Hemisphere through the Company’s established infrastructure. Precision Drilling International is a land rig contractor owning and operating 48 rigs, with a concentrated presence in the Eastern Hemisphere and Latin America. The procurement of these assets will allow the Company to further meet our customers’ comprehensive service needs.

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
     The total purchase price was allocated to Precision Energy Services and Precision Drilling International’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net assets was recorded as goodwill. The allocation of the purchase price was based upon the final valuation of net assets which was completed in the third quarter of 2006.
     In association with the acquisition, the Company identified pre-acquisition contingencies related to duties and taxes associated with the importation of certain equipment assets to foreign jurisdictions. The Company calculated a range of reasonable estimates of the costs associated with these duties. As no amount within the range appeared to be a better estimate than any other, the Company used the amount that is the low end of the range in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and its interpretations. At September 30, 2006, the Company has recorded a liability in the amount of $28.0 million for this matter. If the Company used the high end of the range, the aggregate potential liability would be approximately $44.0 million higher. It is reasonably possible that the actual amount paid to settle these items could be materially different from the Company’s estimate and could have a material adverse effect on its consolidated financial statements.
4. Exit Costs, Severance, Restructuring and Asset Impairment Charges
     2005 Exit Cost and Restructuring Charges
     The Company incurred exit costs and restructuring charges of $97.3 million during the three and nine months ended September 30, 2005. During the third and fourth quarters of 2005, the Company underwent both a restructuring related to its acquisition of Precision and reorganization activities related to its historical businesses, including a change in management, a change in regional structure and an evaluation of product lines. The Company incurred total exit costs of $114.2 million, of which $97.3 million was recorded during the quarter ending September 30, 2005 and the remaining $16.9 million was recorded in the fourth quarter of 2005. The third quarter 2005 charge included an inventory write-down of $17.3 million which was recorded in Cost of Products and a remaining amount of $80.0 million which was recorded as Exit Costs and Restructuring Charges in the related period’s Condensed Consolidated Statements of Income.
     The exit plan related to the Precision acquisition resulted in exit costs and restructuring charges of $105.5 million during the third and fourth quarters of 2005. The Company initiated an integration plan to combine worldwide operations, rationalize product lines, and eliminate certain products, services and locations. Product line rationalization included wireline, controlled pressure drilling and testing, and directional product and service offerings. Inventory totaling $20.7 million was written-down. Asset impairment charges included $20.9 million for fixed assets, $12.9 million related to information technology and $1.7 million related to investments. Employee severance and termination benefits totaled $33.0 million. Contract terminations and facility closures of $7.3 million were also recorded. In connection with the valuation of the Precision assets, $9.0 million was identified as purchased in process research and development and was written-off.
     The exit plan related to the reorganization activities surrounding the Company’s historical businesses resulted in exit costs and restructuring charges of $8.7 million during the third and fourth quarters of 2005. The Company incurred severance and termination benefits of $3.6 million and recorded $2.6 million of facility termination charges related to the rationalization of two facilities, one located in the United Kingdom and the other in the U.S. The remaining $2.5 million charge related to the write-off of other assets.
     The 2005 integration and reorganization plans are expected to be substantially completed during the fourth quarter of 2006. No additional costs were recorded during the first nine months of 2006, and the Company does not anticipate future charges, relating to these activities. A summary of the exit costs and restructuring charges by segment is as follows:

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Evaluation,
	Drilling &	Completion
	Intervention	& Production
	Services	Systems	Corporate	Total
	(In thousands)
Cost of Products	$20,654	$3,842	$—	$24,496
Cost of Services	25,766	1,083	—	26,849
Research and Development	9,000	—	—	9,000
Selling General & Administrative	17,349	3,803	—	21,152
Corporate General & Administrative	—	—	32,738	32,738

Total	72,769	8,728	32,738	114,235
Cash Payments	(20,166)	(7,721)	(8,187)	(36,074)
Non-cash Utilization	(52,410)	(722)	(12,911)	(66,043)

Balance at September 30, 2006	$193	$285	$11,640	$12,118

     As of September 30, 2006, the remaining accrual was comprised of $12.0 million and $0.1 million in severance benefits and facility closure costs, respectively. The length of time the Company is obligated to make severance payments varies, with the longest obligation continuing through 2018. The facility closure costs will be paid out over the term of the respective leases, with the longest obligation continuing through 2011.
5. Dispositions
     In June 2004, the Company’s management approved a plan to sell its non-core GSI compression fabrication business. The sale of this business was finalized in July 2005 for a gain of $0.6 million. The GSI Compression fabrication business was historically included in the Company’s Completion & Production Systems segment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), the GSI compression fabrication business results of operations and cash flows have been reflected in the condensed consolidated financial statements and notes as a discontinued operation for all periods presented.
     Interest charges have been allocated to the discontinued operation based on a pro rata calculation of the net assets of the discontinued business to the Company’s consolidated net assets.
     Operating results of the discontinued operation were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(In thousands)
Revenues	$—	$20,794

Income Before Income Taxes	$587	$777
Benefit for Income Taxes	—	434

Income from Discontinued Operation,
Net of Taxes	$587	$1,211

     In 2005, the Company divested its remaining holdings in Universal Compression Holdings, Inc. (“Universal”) (See Note 6). The Company also sold certain assets and a business during the nine months ended September 30,

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2006. It was determined the discontinued operations provisions of SFAS No. 144 did not apply to these transactions as the disposals did not meet the guidelines for discontinued operations.
6. Universal Compression
     In December 2005, the Company sold its remaining shares of Universal common stock. The Company no longer holds any ownership interest in Universal.
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
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

	Evaluation,
	Drilling &	Completion
	Intervention	& Production
	Services	Systems	Total
	(In thousands)
As of December 31, 2005	$1,960,013	$848,204	$2,808,217
Goodwill acquired during period	101,772	17,998	119,770
Disposal	(1,216)	—	(1,216)
Purchase price and other adjustments	75,668	396	76,064
Impact of foreign currency translation	(1,329)	32,489	31,160

As of September 30, 2006	$2,134,908	$899,087	$3,033,995

8. Other Intangible Assets, Net
     The components of intangible assets are as follows:

	September 30, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
			(In thousands)
Acquired technology	$315,761	$(21,733)	$294,028	$281,350	$(6,501)	$274,849
Licenses	225,974	(56,970)	169,004	205,232	(48,164)	157,068
Patents	125,561	(40,073)	85,488	116,590	(33,028)	83,562
Customer relationships	27,694	(2,522)	25,172	43,000	(717)	42,283
Customer contracts	21,890	(3,231)	18,659	22,450	(961)	21,489
Covenants not to compete	24,175	(22,572)	1,603	22,333	(19,942)	2,391
Other	13,679	(7,320)	6,359	13,277	(6,175)	7,102

Total finite-lived intangible assets	754,734	(154,421)	600,313	704,232	(115,488)	588,744
Intangible assets with an indefinite useful life	32,658	—	32,658	32,621	—	32,621

	$787,392	$(154,421)	$632,971	$736,853	$(115,488)	$621,365

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The estimated fair value of intangible assets obtained through acquisitions consummated in the preceding twelve months are based on preliminary information which is subject to change when final valuations are obtained.
     The Company has trademarks which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks had a carrying value of $11.4 million as of September 30, 2006 and December 31, 2005.
     The Company has intangible assets recorded for unrecognized prior service costs related to its Supplemental Executive Retirement Plan and several of its international pension plans (see Note 16). These unrecognized costs were $21.3 million as of September 30, 2006 and $21.2 million as of December 31, 2005 and are included in intangible assets with an indefinite useful life.
     Amortization expense was $12.9 million and $37.4 million for the three and nine months ended September 30, 2006, respectively, and $6.0 million and $17.5 million for the three and nine months ended September 30, 2005, respectively. Future estimated amortization expense for the carrying amount of intangible assets as of September 30, 2006 is expected to be as follows (in thousands):

Remainder of 2006	$12,039
2007	48,283
2008	46,216
2009	45,288
2010	44,943
9. Inventories
     Inventories by category are as follows:

	September 30,	December 31,
	2006	2005
	(In thousands)
Raw materials, components and supplies	$320,681	$259,047
Work in process	91,076	63,491
Finished goods	757,195	567,583

	$1,168,952	$890,121

     Work in process and finished goods inventories include the cost of materials, labor and plant overhead.
10. Short-term Debt

	September 30,	December 31,
	2006	2005
	(In thousands)
364-Day revolving credit facility	$—	$—
Revolving credit facility	73,142	—
Canadian credit facility	4,794	—
Commercial paper program	449,495	716,927
Short-term bank loans	92,670	24,596

Total Short-term Borrowings	620,101	741,523
Current Portion of Long-term Debt	12,937	213,243

Short-term Borrowings and Current Portion of Long-term Debt	$633,038	$954,766

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     In August 2005, the Company entered into the 364-Day Revolving Credit Facility (“364-Day Facility”) with UBS AG, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc. Under this agreement, the Company was allowed to borrow up to $1.2 billion to fund the redemption of its zero coupon convertible senior debentures (“Zero Coupon Debentures”), the acquisition of Precision Energy Services and Precision Drilling International, and certain refinancings, including repayment of commercial paper or Common Share repurchases. The 364-Day Facility was terminated on August 10, 2006 in connection with the completion of a debt issuance of $600.0 million by the Company.
     In October 2005, the Company initiated a commercial paper program under which it may from time to time issue short-term unsecured notes. In connection with this program, the Company entered into agreements with third-party lending institutions under which each of these lending institutions may act as dealers of this commercial paper. Also in connection with the program, Weatherford International, Inc., one of our wholly-owned indirect subsidiaries, provided a guarantee of any commercial paper notes that the Company may issue. The Company’s commercial paper issuances are supported by the Revolving Credit Facility (as defined below). As of September 30, 2006, the Company had $449.5 million of outstanding commercial paper issuances with maturities ranging from 2 to 16 days. The weighted average interest rate related to outstanding commercial paper issuances at September 30, 2006 was 5.4%.
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
     On May 2, 2006, the Company amended and restated the revolving credit agreement with a syndicate of banks of which JPMorgan Chase Bank is the Administrative Agent (“Revolving Credit Facility”). As restated, the Revolving Credit Facility provides a $750.0 million, five-year multi-currency senior unsecured revolving credit facility. Based on the Company’s current debt ratings, it will pay a commitment fee of 0.08% per year, and borrowings under the facility will bear interest at variable annual rates based on LIBOR plus 0.27%, plus an additional 0.05% for any period in which more than half of the total commitment is utilized. The restated credit agreement superseded the previous $500.0 million facility that was scheduled to mature May 12, 2006. At September 30, 2006, there were $73.1 million of outstanding borrowings and $18.6 million of letters of credit issued under the Revolving Credit Facility. The weighted average interest rate on the outstanding borrowings under this facility was 5.4% at September 30, 2006.
     On May 15, 2006, the stated maturity date, the Company repaid in full the outstanding $200.0 million of 7 1/4% Senior Notes plus all accrued interest.
     On August 7, 2006, the Company issued $600.0 million of 6.50% senior notes due 2036 (“6.50% Senior Notes”) and used the net proceeds of $588.3 million to partially repay outstanding borrowings on its commercial paper program. In connection with this issuance, the Company elected to notify the administrative agent under its 364-Day Facility to terminate the commitments under that agreement. In addition, the size of the Company’s commercial paper program was reduced to correspond to the availability under the Revolving Credit Facility.
     The Revolving Credit Facility requires the Company to maintain a debt-to-capitalization ratio of less than 60% and contains other covenants and representations customary for an investment-grade commercial credit. The Company was in compliance with these covenants at September 30, 2006. The Revolving Credit Facility is guaranteed by the Company’s wholly-owned indirect subsidiary, Weatherford International, Inc., subject to certain conditions. The Revolving Credit Facility does not contain any provisions that make its availability dependent upon the Company’s credit ratings; however, the interest rate is dependent upon the credit rating of its long-term senior debt.
     The Company also maintains a Canadian dollar committed facility to support its operations in that country. The Canadian facility provides for borrowings or letters of credit under the facility up to an aggregate of 25.0 million Canadian dollars, or $22.4 million as of September 30, 2006. There were borrowings of $4.8 million and $0.4

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
million in outstanding letters of credit under the Canadian facility at September 30, 2006. The weighted average interest rate on the outstanding borrowings of this facility was 6.8% at September 30, 2006.
     The Company has short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At September 30, 2006, the Company had $92.7 million in short-term borrowings outstanding under these arrangements with a weighted average interest rate of 5.0%. In addition, the Company had $123.7 million of letters of credit and bid and performance bonds outstanding under these uncommitted facilities.
     In connection with the acquisition of Precision Energy Services and Precision Drilling International, the Company has indemnified Precision Drilling Corporation for outstanding letters of credit of $11.7 million.
11. Shareholders’ Equity
     Authorized Shares
     On May 9, 2006, the Company’s shareholders approved an increase in the authorized share capital from 510,000,000 to 1,010,000,000. The Company is authorized to issue 1,000,000,000 Common Shares and 10,000,000 undesignated preference shares, $1.00 par value. As of September 30, 2006, no preferred shares have been issued.
     Share Repurchase Program
     In December 2005, the Company’s Board of Directors approved a share repurchase program under which up to $1 billion of the Company’s outstanding Common Shares could be purchased in open market or privately negotiated transactions. Pursuant to this program, the Company purchased approximately 11.5 million Common Shares during the nine months ended September 30, 2006, at an average price per share of $44.07.
     Warrant
     On February 28, 2002, the Company issued Shell Technology Ventures Inc. a warrant to purchase up to 6.5 million Common Shares at a price of $30.00 per share. Effective July 12, 2006, this agreement was amended and restated to reflect, among other things, changes in the Company’s capital structure. The warrant remains exercisable until February 28, 2012 and is subject to adjustment for changes in the Company’s capital structure or the issuance of dividends in cash, securities or property. Upon exercise by the holder, settlement may occur through physical delivery, net share settlement, net cash settlement or a combination thereof. The net cash settlement option upon exercise is at the sole discretion of the Company. In addition, the amended and restated warrant no longer contains a conversion feature, which previously allowed the warrant holder to convert the warrant into Common Shares. The amendment did not affect the accounting or classification of the warrant.
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
     As of September 30, 2006 and December 31, 2005, the Company had unamortized gains of $14.8 million and $18.3 million, respectively, associated with interest rate swap terminations. These gains have been deferred and recorded as an adjustment to the carrying value of the related debt and are amortized against interest expense over the remaining term of the debt issuance against which they were hedged. The Company’s interest expense was reduced by $0.5 million and $3.5 million for the three and nine months ended September 30, 2006, respectively, and $1.8 million and $5.1 million for the three and nine months ended September 30, 2005, respectively. There were no interest rate swap agreements outstanding as of September 30, 2006.
     Cash Flow Hedges
     During December 2005, the Company recorded a $4.2 million loss in Other Comprehensive Income on interest rate derivatives entered into and terminated in 2005; this loss is being amortized to interest expense over the life of the 5.50% Senior Notes.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     In January 2006 the Company entered into interest rate derivative instruments for a notional amount of $350.0 million to hedge projected exposures to interest rates in anticipation of a future debt issuance. Those hedges were terminated at the time of issuance of the 5.50% Senior Notes. The Company received cash proceeds of $6.2 million at termination, and the gain on these hedges is being amortized to interest expense over the life of the 5.50% Senior Notes.
     In July 2006 the Company entered into interest rate derivative instruments for a notional amount of $500.0 million to hedge projected exposures to interest rates in anticipation of a future debt issuance. Those hedges were terminated at the time of issuance of the 6.50% Senior Notes. The Company paid a cash settlement of $1.5 million at termination, and the loss on these hedges is being amortized to interest expense over the life of the 6.50% Senior Notes.
     Other Derivative Instruments
     As of September 30, 2006, the Company had several foreign currency forward contracts and one option contract with notional amounts aggregating $200.2 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including the euro, the Australian dollar, the Norwegian kroner, the Brazilian reais, the Mexican peso and the pound sterling. In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, the Company entered into a series of cross-currency swaps with notional amounts at execution totaling $588.9 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings. During the three and nine months ended September 30, 2006, net cash proceeds of $0.6 million and $2.4 million, respectively, were received from the cross-currency swaps, which were the net settlement of quarterly interest rate payments on the two currencies swapped. These quarterly net interest rate settlements are based on the variable interest rates of both the Canadian dollar and the U.S. dollar. On March 31, 2006, cross currency swaps with an original notional value of $140.4 million were terminated and the Company paid a net settlement in April 2006 of $3.5 million. On September 11, 2006, a cross currency swap with an original notional value of $84.2 million was terminated and the Company paid a net settlement of $6.3 million. At September 30, 2006, the fair value of the remaining cross-currency swaps was $336.3 million.
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
     The diluted earnings per share calculation for the three and nine months ended September 30, 2006 excludes 57 thousand and 24 thousand stock options that were anti-dilutive, respectively. However, for the three and nine months ended September 30, 2005, there were no anti-dilutive stock options, therefore, the effect of all stock options were included in the diluted earnings per share calculation for those periods. Net income for the diluted earnings per share calculation for the nine months ended September 30, 2005 is adjusted to add back $7.9 million of amortization of original issue discount, net of taxes, relating to the Company’s Zero Coupon Debentures due 2020.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following reconciles basic and diluted weighted average shares outstanding (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	345,733	300,972	347,915	284,824
Dilutive effect of:
Warrant	2,251	1,856	2,307	1,498
Stock option and restricted share plans	6,487	8,960	6,683	9,080
Convertible debentures	—	—	—	16,014

	354,471	311,788	356,905	311,416

14. Supplemental Cash Flow Information
     The following summarizes investing activities relating to acquisitions integrated into the Company’s operations for the periods shown:

	Nine Months
	Ended September 30,
	2006	2005
	(In thousands)
Fair value of assets, net of cash acquired	$87,178	$1,602,791
Goodwill	119,770	1,146,557
Consideration paid related to prior year acquisitions	6,539	2,497
Common shares issued	—	(1,398,020)
Total liabilities	(51,295)	(390,415)

Cash consideration, net of cash acquired	$162,192	$963,410

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
     Previously on January 1, 2003, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to expense the fair value of employee stock-based compensation for awards granted, modified or settled subsequent to December 31, 2002. The Company selected the prospective method of adoption, and under this method, the fair value of employee stock-based compensation granted or modified subsequent to adoption is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period, which is usually the vesting period. Accordingly, the adoption of SFAS No.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
123R’s fair value method does not have an impact on the Company’s reported results of operations for the nine months ended September 30, 2006 as all of the grants issued prior to the adoption of SFAS No. 123 were fully vested in the prior year and the grants issued subsequent to January 1, 2003 are currently being expensed at their estimated fair value.
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
     Incentive Plan
     In May 2006, shareholders voted to approve the Weatherford International Ltd. 2006 Omnibus Incentive Plan (“Omnibus Plan”) previously adopted by the Board of Directors in February 2006. The Omnibus Plan provides for awards of options, SARs, restricted shares, restricted share units, performance share awards, performance unit awards, other share-based awards and cash-based awards to any employee or non-employee director of the Company or any of its affiliates. No further options, restricted shares or restricted share units will be granted under the other existing equity plans of the Company and any future issuances of stock based awards will be made from the Omnibus Plan. The provisions of each award will vary based on the type of award granted and will be specified by the Compensation Committee of the Board of Directors. Those awards, such as options and SARs, that are based on a specific contractual term will be granted with a term not to exceed ten years. The terms of the issuances to date under the Omnibus Plan are consistent with awards previously granted. Under the Omnibus Plan, there are 10.0 million Common Shares available for grant. As of September 30, 2006, approximately 9.8 million shares were available for grant under the plan. To date, only options, restricted shares and restricted share units have been granted under the Omnibus Plan.
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
     Restricted Share Plan
     The Restricted Share Plan provides for the granting of restricted share awards (“RSA”) or restricted share units (“RSU”), the vesting of which is subject to conditions and limitations established at the time of the grant. Upon the grant of an RSA, the participant has the rights of a shareholder, including but not limited to the right to vote such shares and the right to receive any dividends paid on such shares. Recipients of RSU awards will not have the rights of a shareholder of the Company until such date as the Common Shares are issued or transferred to the recipient. Key employees, directors and persons providing material services to the Company may be eligible for participation in the Restricted Share Plan. Subsequent to the approval of the Company’s Omnibus Plan in May 2006, future RSA and RSU grants under this plan have been suspended.
     RSAs and RSUs vest based on continued employment, and vesting generally occurs over a two to four-year period, with an equal amount of the restricted shares vesting on each anniversary of the grant date. A portion of the

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2005 and 2006 grants vest over a four-year period, with 50% of the shares vesting after two years and the remaining portion vesting in the fourth year.
     The fair value of RSAs and RSUs is determined based on the closing price of the Company’s shares on the grant date. The total fair value is amortized to expense on a straight-line basis over the vesting period.
     The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards as of September 30, 2005.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(In thousands, except per share
	amounts)
Net Income:
As reported	$47,886	$223,670
Employee stock-based compensation expense included in reported net income, net of income tax benefit	6,095	14,837
Pro forma compensation expense, determined under fair value methods for all awards, net of income tax benefit	(9,363)	(25,605)

Pro forma	$44,618	$212,902

Basic earnings per share:
As reported	$0.16	$0.79
Pro forma	0.15	0.75
Diluted earnings per share:
As reported	$0.15	$0.74
Pro forma	0.14	0.71
     The Company recognized $14.6 million and $43.0 million in employee stock-based compensation expense during the three and nine months ended September 30, 2006, respectively, and $9.4 million and $22.8 million for the three and nine months ended September 30, 2005, respectively. The related income tax benefit recognized for the three and nine months ended September 30, 2006, was $5.1 million and $15.1 million, respectively, and $3.3 million and $8.0 million for the three and nine months ended September 30, 2005, respectively. The Company capitalized $0.2 million and $2.5 million of stock-based compensation during the three and nine months ended September 30, 2006, respectively.
     The Company uses the Black-Scholes option pricing model to determine the fair value of each option award on the date of grant. The estimated fair value of the option is amortized to expense on a straight-line basis over the vesting period. The specific assumptions used in determining the fair values for option grants during the three and nine months ended September 30, 2006 are discussed in more detail below and are noted in the following table. There were no options granted during the first nine months of 2005.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Expected volatility	37.54%	37.62%
Expected dividends	0.00%	0.00%
Expected term (in years)	5.0	5.0
Risk-free rate	5.10%	4.99%
     A summary of option activity under the stock option plans as of September 30, 2006, and changes during the nine month period then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2006	13,940,334	$13.72
Granted	59,000	49.59
Exercised	(4,137,562)	12.98
Forfeited	(18,000)	19.87

Outstanding at September 30, 2006	9,843,772	14.24	8.15	$270,922

Vested or Expected to Vest at September 30, 2006	9,843,772	14.24	8.15	270,922

Exercisable at September 30, 2006	8,883,906	13.36	7.91	251,912
     The weighted-average grant date fair value of options granted during the nine months ended September 30, 2006 was $20.42. There were no options granted during the first nine months of 2005. The intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $142.6 million and $242.5 million, respectively. As of September 30, 2006, there was $3.1 million of total unrecognized compensation cost related to the Company’s unvested stock options and that cost is expected to be recognized over a weighted-average period of 0.8 years.
     A summary of the status of the Company’s non-vested RSAs and RSUs issued under its Restricted Share Plan and Omnibus Plan as of September 30, 2006 and changes during the nine month period then ended, is presented below:

		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	RSA	Fair Value	RSU	Fair Value
Non-Vested at January 1, 2006	4,206,900	$30.47	2,680,240	$33.99
Granted	83,000	43.93	146,300	45.18
Vested	(637,390)	23.77	(269,602)	26.06
Forfeited	(163,730)	32.98	(177,113)	33.90

Non-Vested at September 30, 2006	3,488,780	33.33	2,379,825	35.63

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The weighted-average grant date fair value of RSAs and RSUs granted during the nine months ended September 30, 2006 and 2005 was $44.73 and $24.97, respectively. The total fair value of RSAs and RSUs vested during the nine months ended September 30, 2006 and 2005 was $38.5 million and $14.9 million, respectively. As of September 30, 2006, there was $93.5 million and $68.7 million of total unrecognized compensation cost related to non-vested RSAs and RSUs respectively, which is expected to be recognized over a weighted-average period of 2.9 years.
16. Retirement and Employee Benefit Plans
     The Company has defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees. Plan benefits are generally based on factors such as age, compensation levels and years of service. The components of net periodic benefit cost for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,
	2006		2005
	United		United
	States	International	States	International
	(In thousands)
Service cost	$610	$2,408	$633	$1,974
Interest cost	1,002	1,659	872	1,200
Expected return on plan assets	(144)	(1,551)	(186)	(926)
Amortization of transition obligation	—	(1)	—	—
Amortization of prior service cost	572	(27)	657	80
Amortization of loss	474	127	327	9
Settlements	—	—	11,120	—

Net periodic benefit cost	$2,514	$2,615	$13,423	$2,337

	Nine Months Ended September 30,
	2006		2005
	United		United
	States	International	States	International
	(In thousands)
Service cost	$1,828	$6,992	$1,899	$5,984
Interest cost	3,034	4,868	2,633	3,511
Expected return on plan assets	(474)	(4,578)	(601)	(2,703)
Amortization of transition obligation	—	(3)	—	(2)
Amortization of prior service cost	1,717	(78)	1,971	246
Amortization of loss	1,417	367	945	30
Settlements	2,770	—	11,120	—

Net periodic benefit cost	$10,292	$7,568	$17,967	$7,066

     The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $0.4 million in the U.S. and $6.9 million internationally to its pension and other postretirement benefit plans during 2006. As of September 30, 2006, approximately $0.3 million of contributions have been made in the U.S. and $4.8 million of contributions have been made internationally. Currently, the Company anticipates total contributions in the U.S. and internationally to approximate the original estimates previously disclosed.
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
     In connection with the Company’s continued integration plan relating to the acquisition of divisions of Precision Drilling Corporation and the recent operational realignment of its Pipeline and Specialty Services businesses, the Company undertook a review of its presentation of segment information in the second quarter of 2006 (See Note 1). In addition to its former businesses, Evaluation, Drilling & Intervention Services now includes the operations of Precision Drilling International and Completion & Production Services includes the operations of Pipeline and Specialty Services. The following describes our reporting segments:
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
     Financial information by industry segment for each of the three and nine months ended September 30, 2006 and 2005 is summarized below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Inter-segment sales are not material.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Revenues from unaffiliated customers:
Evaluation, Drilling & Intervention Services	$1,100,059	$627,690	$3,071,829	$1,608,693
Completion & Production Systems	596,694	449,126	1,699,511	1,263,124

	$1,696,753	$1,076,816	$4,771,340	$2,871,817

Depreciation and amortization:
Evaluation, Drilling & Intervention Services	$97,105	$59,734	$279,267	$156,692
Completion & Production Systems	25,807	21,667	72,684	64,017
Corporate	596	549	2,079	1,680

	$123,508	$81,950	$354,030	$222,389

Operating income:
Evaluation, Drilling & Intervention Services (a)	$267,942	$111,430	$735,087	$322,133
Completion & Production Systems	117,874	55,268	297,202	142,472
Exit Costs and Restructuring Charges	—	(80,018)	—	(80,018)
Corporate (b)	(24,908)	(16,168)	(65,514)	(49,001)

	$360,908	$70,512	$966,775	$335,586

(a)	Includes a write down of $17.3 million of inventory in connection with our exit and restructuring plan for the three and nine months ended September 30, 2005.

(b)	Includes equity in earnings (losses) of unconsolidated affiliates that are integral to the Company’s operations.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     As of September 30, 2006, total assets were $6,750.7 million for Evaluation, Drilling & Intervention Services, $2,822.8 million for Completion & Production Systems and $323.5 million for Corporate. Total assets as of December 31, 2005, were $5,750.5 million for Evaluation, Drilling & Intervention Services, $2,407.1 million for Completion & Production Systems and $422.7 million for Corporate.
18. Condensed Consolidating Financial Statements
     As of September 30, 2006, the 6 5/8% Senior Notes of Weatherford International, Inc. (the “Issuer”) were guaranteed by Weatherford International Ltd. (the “Parent”). As of December 31, 2005, the 6 5/8% Senior Notes and the 7 1/4% Senior Notes of the Issuer were guaranteed by the Parent. The 7 1/4% Senior Notes were paid in full in May 2006. The following obligations of the Parent were guaranteed by the Issuer as of September 30, 2006 and December 31, 2005: (i) the Revolving Credit Facility, (ii) the 4.95% Senior Notes, and (iiii) issuances of notes under the commercial paper program. As of September 30, 2006, the 5.50% Senior Notes and 6.50% Senior Notes are guaranteed by the Issuer. As of December 31, 2005, the 364-Day Facility was guaranteed by the Issuer.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
September 30, 2006
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$111	$47	$120,134	$—	$120,292
Other Current Assets	225	3,894	3,143,599	—	3,147,718

	336	3,941	3,263,733	—	3,268,010

Equity Investments in Affiliates	9,575,484	3,156,066	12,923,147	(25,654,697)	—
Shares Held in Parent	—	130,545	507,646	(638,191)	—
Intercompany Receivables, Net	284,677	1,439,126	—	(1,723,803)	—
Other Assets	53,907	9,845	6,565,262	—	6,629,014

	$9,914,404	$4,739,523	$23,259,788	$(28,016,691)	$9,897,024

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$450,220	$55,425	$127,393	$—	$633,038
Accounts Payable and Other Current
Liabilities	16,594	9,966	1,369,469	—	1,396,029

	466,814	65,391	1,496,862	—	2,029,067

Long-term Debt	1,199,109	355,644	16,621	—	1,571,374
Intercompany Payables, Net	—	—	1,723,803	(1,723,803)	—
Other Long-term Liabilities	49,999	64,312	220,650	—	334,961
Shareholders’ Equity	8,198,482	4,254,176	19,801,852	(26,292,888)	5,961,622

	$9,914,404	$4,739,523	$23,259,788	$(28,016,691)	$9,897,024

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Three Months Ended September 30, 2006
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$1,696,753	$—	$1,696,753
Costs and Expenses	(2,525)	(243)	(1,332,887)	—	(1,335,655)
Equity in Losses of Unconsolidated Affiliates	—	—	(190)	—	(190)

Operating Income (Loss)	(2,525)	(243)	363,676	—	360,908

Other Income (Expense):
Interest Expense, Net	(21,770)	(5,665)	(156)	—	(27,591)
Intercompany Charges, Net	(10,419)	108,275	(97,856)	—	—
Equity in Subsidiary Income	273,678	208,552	—	(482,230)	—
Other, Net	(4,761)	(209)	(1,191)	—	(6,161)

Income (Loss) from Continuing Operations Before Income Taxes	234,203	310,710	264,473	(482,230)	327,156
Provision for Income Taxes	—	(37,032)	(55,921)	—	(92,953)

Income (Loss) from Continuing Operations	234,203	273,678	208,552	(482,230)	234,203
Income from Discontinued Operation, Net of Taxes	—	—	—	—	—

Net Income	$234,203	$273,678	$208,552	$(482,230)	$234,203

Condensed Consolidating Statements of Income
Three Months Ended September 30, 2005
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$1,076,816	$—	$1,076,816
Costs and Expenses	(6,753)	(275)	(1,002,267)	—	(1,009,295)
Equity in Earnings of Unconsolidated Affiliates	—	—	2,991	—	2,991

Operating Income (Loss)	(6,753)	(275)	77,540	—	70,512

Other Income (Expense):
Debt Redemption Expense	—	(4,733)	—	—	(4,733)
Interest Expense, Net	(6,870)	(10,238)	(89)	—	(17,197)
Intercompany Charges, Net	(8,524)	26,759	(18,235)	—	—
Equity in Subsidiary Income	65,107	57,255	—	(122,362)	—
Other, Net	4,934	17	6,015	—	10,966

Income (Loss) from Continuing Operations Before Income Taxes	47,894	68,785	65,231	(122,362)	59,548
Provision for Income Taxes	(8)	(3,678)	(8,563)	—	(12,249)

Income (Loss) from Continuing Operations	47,886	65,107	56,668	(122,362)	47,299
Income from Discontinued Operation, Net of Taxes	—	—	587	—	587

Net Income (Loss)	$47,886	$65,107	$57,255	$(122,362)	$47,886

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2006
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$4,771,340	$—	$4,771,340
Costs and Expenses	(11,302)	(819)	(3,798,181)	—	(3,810,302)
Equity in Earnings of Unconsolidated Affiliates	—	—	5,737	—	5,737

Operating Income (Loss)	(11,302)	(819)	978,896	—	966,775

Other Income (Expense):
Interest Income (Expense), Net	(50,485)	(20,297)	488	—	(70,294)
Intercompany Charges, Net	(17,324)	74,128	(56,804)	—	—
Equity in Subsidiary Income	704,052	671,167	—	(1,375,219)	—
Other, Net	(574)	(463)	(18,614)	—	(19,651)

Income (Loss) from Continuing Operations Before Income Taxes	624,367	723,716	903,966	(1,375,219)	876,830
Provision for Income Taxes	—	(19,664)	(232,799)	—	(252,463)

Income (Loss) from Continuing Operations	624,367	704,052	671,167	(1,375,219)	624,367
Income from Discontinued Operation, Net of Taxes	—	—	—	—	—

Net Income (Loss)	$624,367	$704,052	$671,167	$(1,375,219)	$624,367

Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2005
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$2,871,817	$—	$2,871,817
Costs and Expenses	(11,897)	(616)	(2,530,832)	—	(2,543,345)
Equity in Earnings of Unconsolidated Affiliates	—	—	7,114	—	7,114

Operating Income (Loss)	(11,897)	(616)	348,099	—	335,586

Other Income (Expense):
Debt Redemption Expense	—	(4,733)	—	—	(4,733)
Interest Expense, Net	(9,757)	(35,664)	(413)	—	(45,834)
Intercompany Charges, Net	(19,368)	78,875	(59,507)	—	—
Equity in Subsidiary Income	259,130	234,259	—	(493,389)	—
Other, Net	4,978	(155)	7,349	—	12,172

Income (Loss) from Continuing Operations Before Income Taxes	223,086	271,966	295,528	(493,389)	297,191
(Provision) Benefit for Income Taxes	584	(12,836)	(62,480)	—	(74,732)

Income (Loss) from Continuing Operations	223,670	259,130	233,048	(493,389)	222,459
Income from Discontinued Operation, Net of Taxes	—	—	1,211	—	1,211

Net Income (Loss)	$223,670	$259,130	$234,259	$(493,389)	$223,670

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2006
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$624,367	$704,052	$671,167	$(1,375,219)	$624,367
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	—	—	(5,737)	—	(5,737)
Equity in Earnings of Affiliates	(704,052)	(671,167)	—	1,375,219	—
Charges from Parent or Subsidiary	17,324	(74,128)	56,804	—	—
Deferred Income Tax Provision (Benefit)	—	19,630	(38,913)	—	(19,283)
Other, Net	141,055	(188,305)	161,988	—	114,738

Net Cash Provided (Used) by Continuing Operations	78,694	(209,918)	845,309	—	714,085
Net Cash Used by Discontinued Operation	—	—	—	—	—

Net Cash Provided (Used) by Operating Activities	78,694	(209,918)	845,309	—	714,085

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(162,192)	—	(162,192)
Capital Expenditures for Property, Plant and Equipment	—	—	(720,650)	—	(720,650)
Acquisition of Intellectual Property	—	—	(28,469)	—	(28,469)
Capital Contribution to Subsidiary	(651,748)	—	—	651,748	—
Proceeds from Sale of Assets and Business, Net	—	—	22,132	—	22,132

Net Cash Used by Investing Activities	(651,748)	—	(889,179)	651,748	(889,179)

Cash Flows from Financing Activities:
Borrowings (Repayments) of Short-term Debt, Net	(267,407)	51,136	94,555	—	(121,716)
Borrowings (Repayments ) of Long-term Debt, Net	944,216	(200,865)	(7,431)	—	735,920
Borrowings (Repayments) Between Subsidiaries, Net	(103,717)	301,888	(198,171)	—	—
Proceeds from Exercise of Stock Options	—	54,003	—	—	54,003
Purchase of Treasury Shares	—	—	(507,646)	—	(507,646)
Proceeds from Capital Contribution	—	—	651,748	(651,748)	—
Other, Net	(51)	631	—	—	580

Net Cash Provided (Used) by Financing Activities	573,041	206,793	33,055	(651,748)	161,141

Net Decrease in Cash and Cash Equivalents	(13)	(3,125)	(10,815)	—	(13,953)
Cash and Cash Equivalents at Beginning of Period	124	3,172	130,949	—	134,245

Cash and Cash Equivalents at End of Period	$111	$47	$120,134	$—	$120,292

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2005
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$223,670	$259,130	$234,259	$(493,389)	$223,670
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	(6,497)	—	(7,114)	—	(13,611)
Equity in Earnings of Affiliates	(259,130)	(234,259)	—	493,389	—
Charges from Parent or Subsidiary	19,368	(78,875)	59,507	—	—
Deferred Income Tax Provision (Benefit)	—	13,447	(27,278)	—	(13,831)
Other, Net	(633,637)	(625,594)	1,368,119	—	108,888

Net Cash Provided (Used) by Continuing Operations	(656,226)	(666,151)	1,627,493	—	305,116
Net Cash Provided by Discontinued Operation	—	—	2,294	—	2,294

Net Cash Provided (Used) by Operating Activities	(656,226)	(666,151)	1,629,787	—	307,410

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(963,410)	—	(963,410)
Capital Expenditures for Property, Plant and Equipment	—	—	(320,298)	—	(320,298)
Acquisition of Intellectual Property	—	—	(9,234)	—	(9,234)
Proceeds from Sale of Assets and Businesses, Net	—	—	9,485	—	9,485
Other, Net	—	—	(16,424)	—	(16,424)

Net Cash Used by Investing Activities	—	—	(1,299,881)	—	(1,299,881)

Cash Flows from Financing Activities:
Borrowings of Short-term Debt, Net	932,050	5,700	109,025	—	1,046,775
Borrowings (Repayments) of Long-term Debt, Net	—	1,759	(4,079)	—	(2,320)
Redemption of Zero Convertible Debentures	—	(348,816)	—	—	(348,816)
Borrowings (Repayments) Between Subsidiaries, Net	(414,717)	809,858	(395,141)	—	—
Proceeds from Exercise of Stock Options	—	165,116	—	—	165,116
Other, Net	—	(2,394)	(128)	—	(2,522)

Net Cash Provided (Used) by Financing Activities	517,333	631,223	(290,323)	—	858,233

Net Increase (Decrease) in Cash and Cash Equivalents	(138,893)	(34,928)	39,583	—	(134,238)
Cash and Cash Equivalents at Beginning of Period	138,979	74,053	104,407	—	317,439

Cash and Cash Equivalents at End of Period	$86	$39,125	$143,990	$—	$183,201

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
19. New Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. At December 31, 2005, the required adjustment to the Company’s balance sheet would have been a net reduction to assets of approximately $8 million, an increase in liabilities of approximately $17 million, and reduction to accumulated other comprehensive income of approximately $25 million. However, as valuations are updated for the year ending December 31, 2006, amounts will vary, possibly by material amounts.
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.
     In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We will adopt SAB No. 108 as of December 31, 2006. We do not expect the adoption of SAB No. 108 to have a material impact on our consolidated financial position, results of operations and cash flows.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN No. 48 and has not determined the impact that the adoption of FIN No. 48 will have on its results of operations.
20. Subsequent Event
     On October 27, 2006, the Company announced that Lisa W. Rodriguez, Senior Vice President and Chief Financial Officer, left the Company, that Andrew P. Becnel became the Chief Financial Officer and Senior Vice President, and that Jessica Abarca became the Vice President – Accounting and Chief Accounting Officer.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an executive level overview. This overview provides a general description of our company today, a discussion of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for the remainder of 2006 and into 2007. Next, we analyze the results of our operations for the three and nine months ended September 30, 2006 and 2005, including the trends in our overall business and our operating segments. Then we review our cash flows and liquidity, capital resources and contractual obligations. We close with a discussion of new accounting pronouncements and an update, when applicable, to our critical accounting judgments and estimates.
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
     The following chart sets forth certain statistics that reflect historical market conditions:

		Henry Hub	North American Rig	International Rig
	WTI Oil (1)	Gas (2)	Count (3)	Count (3)
September 30, 2006	$62.91	$5.620	2,185	949
December 31, 2005	61.04	11.225	2,046	948
September 30, 2005	66.24	13.921	1,949	907

(1)	Price per barrel as of September 30 and December 31 – Source: Applied Reasoning, Inc.

(2)	Price per MM/BTU as of September 30 and December 31 – Source: Oil World

(3)	Average rig count for the applicable month – Source: Baker Hughes Rig Count
     Although oil and natural gas prices have continued to fluctuate over the last several years, the average annual price of oil and natural gas has continued to increase. Oil prices ranged from a high of $77.03 per barrel in July of 2006 to a low of $17.97 per barrel in January of 2002. Natural gas prices ranged from a high of $15.42 per MM/BTU in December of 2005 to a low of $1.91 per MM/BTU in January of 2002. Factors influencing oil and natural gas prices during this period include persistent low inventories, strong economic growth in both the U.S. and China, the lack of excess capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty, including the uncertainty of Iraqi oil production.

     Historically, the majority of worldwide drilling activity has been concentrated in North America. From mid-1999 through mid-2001, North American rig count improved steadily, peaking in the first quarter of 2001 at a quarterly average of 1,636 rigs. During the latter part of 2001, the rig count started to decline, and the decline continued through mid-2002. Since mid-2002, the North American rig count has improved to a third quarter 2006 rig count average of 2,210 rigs. Traditionally, the international rig count has not been as volatile as the North American rig count. The international market experienced a 9% improvement in the 2005 average annual rig count as compared to the previous year and an 18% improvement as compared to 2003. During 2006, international rig count has remained relatively consistent with 2005 levels.
     Drilling and completion spending has continued to increase in both North America and the international markets. According to Spears and Associates, 2005 drilling and completion spending increased 36% in North America and 17% in the international market over 2004 levels. In addition, according to Spears and Associates, North America and international drilling and completion spending through the first nine months of 2006 has increased approximately 48% and 19%, respectively, over the same period a year ago and in 2007, is anticipated to increase 16% over 2006 levels for both of these markets.
     Opportunities and Challenges
     The nature of our industry offers many opportunities and challenges. We have created a long-term strategy aimed at growing our business, servicing our customers, and most importantly, creating value for our shareholders. The success of our long-term strategy will be determined by our ability to withstand the cyclicality of the energy industry, respond to industry demands, apply capital discipline, and successfully maximize the benefits from our acquisitions.
     The cyclicality of the energy industry impacts the demand for our products and services. Certain of our products and services, such as our drilling and evaluation services, well installation services and well completion services, depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on production activity. Decline rates, a measure of the fall in production from a well over time, are accelerating. The market for oilfield services will grow year on year relative to the decline rates and the implicit rate of demand growth. We are aggressively, but methodically, expanding our workforce, manufacturing capacity and equipment to meet the demands of the industry.
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
     Near term, the climate will dictate activity in North America. Should this year’s winter be mild, we would expect a pull-back in North American activity during the first half of 2007. Absent a warm winter, North American activity is expected to remain near or at current high levels, as Canada continues to recover from its seasonal spring decline. High natural gas storage levels could impact near-term activity; however we believe an activity decline would be short lived, if it were to occur. Furthermore, curtailments could be at least partially offset by increases in oil-based projects.
     The acceleration of decline rates and the increasing complexity of the reservoirs also increase our customers’ requirements for technologies that improve productivity.

     Weatherford Outlook
     Geographic Markets. Excluding seasonal trends, rig activity in both Canada and the U.S. should remain relatively flat. We expect volume increases in Latin America with improvements stemming from Brazil and Argentina. The North Sea is expected to show modest growth throughout 2006 and 2007. Excluding the North Sea, we expect substantial growth in the Eastern Hemisphere to initially originate from the Caspian Region, the Middle East and North Africa. Later, we expect the growth to spread to sub-Sahara Africa and pockets of Asia Pacific.
     Pricing. The overall pricing outlook is positive. Pricing trends are occurring concurrently with raw material and labor cost inflation. We expect pricing to remain positive for the remainder of 2006 and throughout 2007 net of cost increases. Price improvements are being realized on a contract-by-contract basis and are occurring in different classes of products and service lines depending upon the region.
     Business Segments. Overall, we expect our operating segments to outpace market activity. In our Evaluation Drilling & Intervention Division, our directional, controlled pressure drilling and testing and wireline products and services, which were enhanced with the tools and technology acquired from Precision Drilling Corporation, are expected to have the highest growth rates. We expect strong growth from our drilling services in Asia Pacific, Latin America, Middle East and North Africa. Our acquired directional and wireline technology are expected to grow internationally, in particular in the Middle East and North Africa region, as we utilize our Eastern Hemisphere infrastructure to accelerate their market penetration. Furthermore, we expect our well construction product line to gain deepwater market share in both the U.S. and international markets. In our Completion & Production Systems Division, we anticipate our production optimization product lines and completion systems to have strong top line growth, and our new ESP product line is initially expected to grow in the Middle East, Latin America and the U.S. We also expect steady growth from our stimulation services throughout the remainder of 2006 and into 2007.
     Overall, the level of market improvements for our businesses for the remainder of 2006 will continue to depend heavily on our ability to gain market share outside North America, primarily in the Eastern Hemisphere, recruit and retain personnel and secure further acceptance of our new technologies. The continued strength of the industry is uncertain and will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.
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
     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three and nine months ended September 30, 2006 and 2005. On August 31, 2005, we completed the acquisition of Precision Energy Services and Precision Drilling International, divisions of Precision Drilling Corporation. The results of operations from the acquired businesses are included in our results of operations from the date of acquisition; therefore, the three and nine months ended September 30, 2005 periods include one month of activity from these acquired businesses. We are unable to provide certain information regarding our current period results excluding the impact of acquisitions due to the integration of these acquisitions into our operations.

Comparative Financial Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except percentages and per share data)
Revenues:
Evaluation, Drilling & Intervention Services	$1,100,059	$627,690	$3,071,829	$1,608,693
Completion & Production Systems	596,694	449,126	1,699,511	1,263,124

	1,696,753	1,076,816	4,771,340	2,871,817

Gross Profit %:
Evaluation, Drilling & Intervention Services (a)	38.3%	31.5%	37.6%	34.3%
Completion & Production Systems	33.1	29.0	32.5	28.2

	36.5	30.5	35.8	31.6

Research and Development:
Evaluation, Drilling & Intervention Services	$25,036	$14,624	$70,063	$35,297
Completion & Production Systems	13,205	12,516	41,982	36,765

	38,241	27,140	112,045	72,062

Selling, General and Administrative Attributable to Segments:
Evaluation, Drilling & Intervention Services	127,992	71,645	349,526	193,736
Completion & Production Systems	66,418	62,671	213,281	176,908

	194,410	134,316	562,807	370,644

Corporate General and Administrative	24,718	19,159	71,251	56,115

Equity in Earnings (Losses) of Unconsolidated Affiliates	(190)	2,991	5,737	7,114

Exit Costs and Restructuring Charges	—	80,018	—	80,018

Operating Income:
Evaluation, Drilling & Intervention Services	267,942	111,430	735,087	322,133
Completion & Production Systems	117,874	55,268	297,202	142,472
Exit Costs and Restructuring Charges	—	(80,018)	—	(80,018)
Corporate (b)	(24,908)	(16,168)	(65,514)	(49,001)

	360,908	70,512	966,775	335,586

Debt Redemption Expense	—	(4,733)	—	(4,733)

Interest Expense, Net	(27,591)	(17,197)	(70,294)	(45,834)

Other, Net	(6,161)	10,966	(19,651)	12,172

Effective Tax Rate	28.4%	20.6%	28.8%	25.1%

Income from Continuing Operations per Diluted Share	$0.66	$0.15	$1.75	$0.74

Net Income per Diluted Share	0.66	0.15	1.75	0.74

Depreciation and Amortization	123,508	81,950	354,030	222,389

(a)	Includes a write down of $17.3 million of inventory in connection with our exit and restructuring plan for the three and nine months ended September 30, 2005.

(b)	Includes equity in earnings (losses) of unconsolidated affiliates which are integral to our operations.

Consolidated Revenues by Geographic Region

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
U.S.	39%	38%	38%	38%
Canada	17	18	19	17
Latin America	10	10	11	9
Europe, CIS and West Africa	13	15	13	16
Middle East and North Africa	14	11	13	12
Asia Pacific	7	8	6	8

Total	100%	100%	100%	100%

Company Results
     Revenues
     Consolidated revenues increased $619.9 million, or 57.6%, in the third quarter of 2006 as compared to the third quarter of 2005. The acquisition of Precision Energy Services and Precision Drilling International completed in the third quarter of 2005 contributed approximately $280 million of the increase. The remaining increase resulted primarily from organic growth as our businesses continued to benefit from increasing market activity, share gains and pricing initiatives. North America generated revenue growth of 59.1%, and included revenue increases of 60.6% and 55.9% in the U.S. and Canada, respectively. Excluding revenues from acquisitions, North American revenues increased approximately $190 million, or 35%. This region’s increase outpaced the 14.1% increase in the average North American rig count. The increase in activity and price increases in the U.S. and Canadian markets were the key contributors to revenue growth during the third quarter of 2006. Internationally, revenues increased $265.4 million, 55.6%, or approximately $150 million, 34%, excluding acquisitions, as compared to a 3.4% increase in the average international rig count. Our international revenue growth, excluding acquisitions, was generated by increases of approximately 57%, 30% and 24% in the Middle East and North Africa region, Europe, CIS and West Africa region, and Latin America region, respectively. These revenue increases were generated primarily by increased volume and increased pricing which is obtained through long-term contracts.
     Consolidated revenues for the first nine months of 2006 increased $1,899.5 million, or 66.1%, over the first nine months of 2005. Excluding the impact of our acquisitions, North American revenues increased approximately $560 million, or 37%, and included increases of 41% and 27% in the U.S. and Canada, respectively. This region’s increase outpaced the 19.1% increase in the average North American rig count. International revenues for the first nine months of 2006 increased approximately $320 million, or 26%, excluding acquisitions, as compared to the 1.8% increase in the average international rig count. Our international revenue growth, excluding acquisitions, was generated by increases of approximately 33%, 24% and 24% in our Middle East and North Africa region, Europe, CIS and West Africa region, and Latin America region, respectively.
     Gross Profit
     Our gross profit as a percentage of revenues increased from 30.5% in the third quarter of 2005 to 36.5% in the third quarter of 2006 and increased to 35.8% during the nine months ended September 30, 2006 as compared to 31.6% during the nine months ended September 30, 2005. This increase was primarily the result of the positive impact of higher base revenues to cover fixed costs, with additional contributions from stronger North American and international pricing. In addition, the three and nine months ended September 30, 2005 included $17.3 million of inventory write downs associated with our integration/reorganization plan.
     Research and Development
     Research and development expenses increased $11.1 million, or 40.9%, and $40.0 million, or 55.5%, during the three and nine months ended September 30, 2006, respectively, as compared to the same periods of the prior year. Our late 2005 acquisition of Precision generated approximately $10 million and $30 million of this increase for the three and nine months ended September 30, 2006, respectively, with the remaining increase due primarily to our commitment in developing and commercializing new technologies as well as investing in our core product offerings.

Research and development expense as a percentage of revenue has remained relatively consistent during the three and nine months ended September 30, 2006 as compared to the same periods in the prior year.
     Corporate General and Administrative
     Corporate general and administrative expenses increased $5.6 million, or 29.0%, and $15.1 million, or 27.0%, during the three and nine months ended September 30, 2006, respectively, as compared to the same periods of the prior year. This increase is due primarily to increased costs associated with higher employee compensation expense and professional service fees. Corporate general and administrative expenses as a percentage of consolidated revenues were approximately 18% lower for the three months ended September 30, 2006 as compared to the same period of the prior year and improved approximately 24% during the nine months ended September 30, 2006 as compared to the same period of the prior year.
     Exit Cost and Restructuring Charges
     We incurred exit costs and restructuring charges of $97.3 million during the three and nine months ended September 30, 2005. During the third and fourth quarters of 2005, we underwent both a restructuring related to our acquisition of Precision and reorganization activities related to its historical businesses, including a change in management, a change in regional structure and an evaluation of product lines. Total exit costs incurred related to this exit and reorganization were $114.2 million, of which $97.3 million was recorded during the quarter ending September 30, 2005 and the remaining $16.9 million was recorded in the fourth quarter of 2005. The third quarter 2005 charge included an inventory write-down of $17.3 million which was recorded in Cost of Products and a remaining amount of $80.0 million which was recorded as Exit Costs and Restructuring Charges in the related period’s Condensed Consolidated Statements of Income.
     The exit plan related to the Precision acquisition resulted in exit costs and restructuring charges of $105.5 million during the third and fourth quarters of 2005. We initiated an integration plan to combine worldwide operations, rationalize product lines, and eliminate certain products, services and locations. Product line rationalization included wireline, controlled pressure drilling and testing, and directional product and service offerings. Inventory totaling $20.7 million was written-down. Asset impairment charges included $20.9 million for fixed assets, $12.9 million related to information technology and $1.7 million related to investments. Employee severance and termination benefits totaled $33.0 million. Contract terminations and facility closures of $7.3 million were also recorded. In connection with the valuation of the Precision assets, $9.0 million was identified as purchased in process research and development and was written-off.
     The exit plan related to the reorganization activities surrounding our historical businesses resulted in exit costs and restructuring charges of $8.7 million during the third and fourth quarters of 2005. We incurred severance and termination benefits of $3.6 million and recorded $2.6 million of facility termination charges related to the rationalization of two facilities, one located in the United Kingdom and the other in the U.S. The remaining $2.5 million charge related to the write-off of other assets.
     The 2005 integration and reorganization plans are expected to be substantially completed during the fourth quarter of 2006. No additional costs were recorded during the first nine months of 2006, and we do not anticipate future charges, relating to these activities. A summary of the exit costs and restructuring charges by segment is as follows:

	Evaluation,
	Drilling &	Completion &
	Intervention	Production
	Services	Systems	Corporate	Total
	(In thousands)
Cost of Products	$20,654	$3,842	$—	$24,496
Cost of Services	25,766	1,083	—	26,849
Research and Development	9,000	—	—	9,000
Selling General & Administrative	17,349	3,803	—	21,152
Corporate General & Administrative	—	—	32,738	32,738

Total	72,769	8,728	32,738	114,235
Cash Payments	(20,166)	(7,721)	(8,187)	(36,074)
Non-cash Utilization	(52,410)	(722)	(12,911)	(66,043)

Balance at September 30, 2006	$193	$285	$11,640	$12,118

     As of September 30, 2006, the remaining accrual was comprised of $12.0 million and $0.1 million in severance benefits and facility closure costs, respectively. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through 2018. The facility closure costs will be paid out over the term of the respective leases, with the longest obligation continuing through 2011.
     Interest Expense, Net
     Interest expense, net increased $10.4 million, or 60.4%, and $24.5 million, or 53.4% during the three and nine months ended September 30, 2006, respectively. Interest expense increased due primarily to the incremental borrowings used to fund the cash portion of our acquisition in the third quarter of 2005 and our acquisition of shares under our share repurchase program. This increase was offset by the settlement of our Zero Coupon Convertible Senior Debentures and the reduction of our outstanding debt balance with the proceeds received from the sale of our remaining investment in Universal Compression, which occurred in the third and fourth quarter of 2005, respectively.
     Other, Net
     Other income (expense) decreased $17.1 million and $31.8 million during the three and nine months ended September 30, 2006, respectively, as compared to the same periods in the prior year primarily due to unfavorable changes in foreign exchange rates experienced during the current year. In addition, the three and nine month periods ended September 30, 2005 included equity in earnings of $3.9 million and $6.5 million, respectively, from our investment in Universal Compression. Our remaining interest in Universal Compression was sold in December of 2005.
     Income Taxes
     Our effective income tax rates for the three months ended September 30, 2006 and 2005 were 28.4% and 20.6%, respectively, and were 28.8% and 25.1% during the nine months ended September 30, 2006 and 2005, respectively. The increase in our effective tax rates during the three and nine months ended September 30, 2006 were primarily related to $102.0 million, $70.3 million net of tax, of exit and restructuring charges and debt redemption expense incurred in the three and nine months ended September 30, 2005 and settlement of certain foreign tax audits on favorable terms during the same periods of last year.
Segment Results
     Evaluation, Drilling & Intervention Services
     Evaluation, Drilling & Intervention Services revenues increased $472.4 million, or 75.3%, in the third quarter of 2006 as compared to the third quarter of 2005. All of our product lines generated substantial growth. Our third quarter 2005 acquisition of Precision Energy Services provided significant top-line growth in our controlled pressure drilling and testing systems, cased and open hole wireline and directional drilling product line offerings. Geographically, the North American revenue increase of $239.3 million, or 79.0%, included approximately $160 million of revenues from acquisitions. The increase of approximately 31% before acquisitions was due to volume growth above the 14.1% increase in the average North American rig count and price increases implemented during the first half of 2006. International revenues improved $233.1 million, or 71.8%, in the third quarter of 2006 as compared to the third quarter of 2005. The most significant organic international growth was in the Middle East and North Africa region, Europe, CIS and West Africa region, and the Asia Pacific region, where revenues increased approximately 54%, 39% and 31%, respectively. Our international revenue growth, excluding acquisitions, increased approximately $110 million, or 41%, as compared to a 3.4% increase in the average international rig count. This increase reflects our continued investment in the Eastern Hemisphere and new, technologically advanced product offerings.
     Evaluation, Drilling & Intervention Services revenues increased $1,463.1 million, or 91.0%, in the first nine months of 2006 as compared to the first nine months of 2005. All of our product lines generated substantial growth. Geographically, the North American revenue increase of $782.8 million, or 103.9%, included approximately $580 million of revenues from acquisitions. The increase of approximately 30% before acquisitions was due to volume growth above the 19.1% increase in the average North American rig count and price increases implemented during the first half of 2006. International revenues improved $680.4 million, or 79.6%, during the first nine months of 2006 as compared to the first nine months of 2005. The most significant organic international growth was in the Asia Pacific region, Middle East and North Africa region, and Europe CIS and West Africa region where revenues increased approximately 35%, 33% and 29%, respectively. Our international revenue growth, excluding acquisitions, of approximately $240 million, or 30%, was significantly above the 1.8% increase in the average international rig count. This increase reflects our continued investment in the Eastern hemisphere and new, technologically advanced product offerings.
     Gross profit as a percentage of revenues increased to 38.3% in the third quarter of 2006 from 31.5% in the third quarter of 2005. Gross profit as a percentage of revenues increased to 37.6% during the first nine months of 2006 from 34.3% during the first nine months of 2005. This increase was primarily volume driven, with additional benefits realized from the North American and international pricing increases. In addition, the three and nine months ended September 30, 2005 included $17.3 million of inventory write downs associated with our integration/reorganization plan.
     Research and development expenses increased $10.4 million, or 71.2%, and $34.8 million, or 98.5%, during the three and nine months ended September 30, 2006, respectively, as compared to the same periods of the prior year. Our late 2005 acquisition of Precision generated approximately $10 million and $30 million of this increase for the three and nine months ended September 30, 2006, respectively, with the remaining increase due primarily to our commitment in developing and commercializing new technologies as well as investing in our core product offerings.
     Selling, general and administrative expenses increased $56.3 million, or 78.6%, and $155.8 million, or 80.4%, during the three and nine months ended September 30, 2006, respectively, as compared to the same periods of the prior year. Selling, general and administrative expenses as a percentage of revenues were relatively flat for the three months ended September 30, 2006 as compared to the same period of the prior year and improved approximately one percent during the nine months ended September 30, 2006 as compared to the same period of the prior year. This year-over-year improvement was primarily as a result of higher revenues during the current year to absorb the division’s fixed cost base.
     Completion & Production Systems
     Revenues in our Completion & Production Systems segment increased $147.6 million, or 32.9%, in the third quarter of 2006 as compared to the same quarter of the prior year. This increase was driven primarily by higher demand for our artificial lift and chemicals and stimulation product lines. On a geographic basis, our North American revenues increased $115.2 million, or 38.8%, in the third quarter of 2006 as compared to the third quarter of 2005 and included increases of 54.0% and 14.2% in the U.S. and Canada, respectively. Improvements in the region, beyond the increases in activity, were primarily due to North American pricing increases and changes in product mix. International revenues improved $32.4 million, or 21.2%, over the third quarter of 2005 and were led by revenue growth of 67.3% in the Middle East and North Africa and 17.7% in Latin America.
     Revenues in our Completion & Production Systems segment increased $436.4 million, or 34.5%, during the first nine months of 2006 as compared to the same period of the prior year. This increase was driven primarily by higher demand for our artificial lift and chemicals and stimulation product lines. On a geographic basis, our North American revenues increased $358.2 million, or 43.6%, during the first nine months of 2006 as compared to the same period of 2005 and included increases of 54.0% and 26.2% in the U.S. and Canada, respectively. Improvements in the region, beyond the increases in activity, were primarily due to North American pricing increases and changes in product mix. International revenues for the first nine months of 2006 improved $78.2 million, or 17.7%, over the same period of 2005 and were led by revenue growth of 32.4% in the Middle East and North Africa and 23.7% in Latin America.
     Our gross profit as a percentage of revenues increased to 33.1% in the third quarter of 2006 from 29.0% in the third quarter of 2005. Gross profit as a percentage of revenues increased to 32.5% during the first nine months of 2006 from 28.2% during the first nine months of 2005. The percentage increase was due to this division’s higher revenue base and changes in product mix.
     Selling, general and administrative expenses increased $3.7 million, or 6.0%, and $36.4 million, or 20.6%, during the three and nine months ended September 30, 2006, respectively, as compared to the same periods of the prior year. Selling, general and administrative expenses as a percentage of revenues have improved slightly in both the three and nine month periods ended September 30, 2006, as compared to the same periods of the prior year, primarily as a result of higher revenues during the current year to absorb the division’s fixed cost base. In addition, the three and nine months ended September 30, 2006 include the effect from the divestiture of a portion of our minority interest in a subsidiary. This transaction represents 14% and 4% of selling, general and administrative expenses for the three and nine months ended September 30, 2006, respectively.
Liquidity and Capital Resources
     Historical Cash Flows
     As of September 30, 2006, our cash and cash equivalents were $120.3 million, a net decrease of $14.0 million from December 31, 2005, which was primarily attributable to the following:
•	cash inflows from operating activities of $714.1 million;

•	capital expenditures for property, plant and equipment of $720.7 million;

•	acquisition of new businesses of approximately $162.2 million in cash, net of cash acquired;

•	acquisition of intellectual property of $28.5 million;

•	net proceeds from the sales of assets of $22.1 million;

•	borrowings, net of repayments, on long-term debt and short-term facilities of $614.2 million;

•	proceeds from stock option activity of $54.0 million; and

•	treasury share purchases of $507.6 million.
     Sources of Liquidity and Borrowings
     Our sources of liquidity are reserves of cash, cash generated from operations, and committed availabilities under bank lines of credit. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and the capital markets with debt, equity and convertible offerings. We maintain a shelf registration statement covering the future issuance of various types of securities, including debt, common shares, preferred shares, and warrants.
     The following summarizes our short-term committed financing facilities and our usage and availability of committed facilities as of September 30, 2006 (in millions):

			Uses of Availability
Short-term			Commercial		Letters
Committed	Facility	Expiration	Paper		of	Committed
Financing Facilities	Amount	Date	Support	Drawn	Credit	Availability
Revolving Credit Facility	$750.0	May 2011	$449.5	$73.1	$18.6	$208.8
Canadian Facility	22.4	July 2007	—	4.8	0.4	17.2
     In August 2005, we entered into a 364-Day Revolving Credit Agreement (“364-Day Facility”). Under this agreement, we were allowed to borrow up to $1.2 billion to fund the redemption of our zero coupon convertible senior debentures and the acquisition of Precision Energy Services and Precision Drilling International, and were allowed to fund certain refinancings, including commercial paper repayments or common share repurchases. The

364-Day Facility was terminated on August 10, 2006 in connection with the completion of our debt issuance of $600.0 million.
     On May 2, 2006, we amended and restated our revolving credit agreement with a syndicate of banks of which JPMorgan Chase Bank is the Administrative Agent (“Revolving Credit Facility”). As restated, the Revolving Credit Facility provides us a $750.0 million, five-year multi-currency senior unsecured revolving credit facility. Based on our current debt ratings, we will pay a commitment fee of 0.08% per year, and borrowings under the facility will bear interest at variable annual rates based on LIBOR plus 0.27%, plus an additional 0.05% for any period in which more than half of the total commitment is utilized. The restated credit agreement superceded our previous $500.0 million facility that was scheduled to mature May 12, 2006. The weighted average interest rate on the outstanding borrowing under this facility was 5.4% at September 30, 2006. The Revolving Credit Facility provides that, with the consent of the lenders, we can increase the size of the facility up to $1.5 billion. However, there is no certainty that the lenders will consent to any requested increase.
     The Revolving Credit Facility requires us to maintain a debt-to-capitalization ratio of less than 60% and contains other covenants and representations customary for investment-grade commercial credit. We were in compliance with these covenants at September 30, 2006. The Revolving Credit Facility is guaranteed by our wholly-owned indirect subsidiary, Weatherford International, Inc., subject to certain conditions. The committed facility does not contain any provisions that make its availability dependent upon our credit ratings; however, the interest rate is dependent upon the credit rating of our long-term senior debt.
     We also maintain a Canadian dollar committed facility to support our operations in that country. The Canadian facility provides for borrowings or letters of credit under the facility up to an aggregate of 25.0 million Canadian dollars, or $22.4 million as of September 30, 2006. The weighted average interest rate of the outstanding borrowings of this facility was 6.8% as of September 30, 2006.
     Uncommitted Borrowing Arrangements
     We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At September 30, 2006, we had $92.7 million in short-term borrowings outstanding under these arrangements with a weighted average interest rate of 5.0%. In addition, we had $123.7 million of letters of credit and bid and performance bonds outstanding under these uncommitted facilities. In connection with the acquisition of Precision Energy Services and Precision Drilling International, we have indemnified Precision Drilling Corporation for outstanding letters of credit of $11.7 million.
     Commercial Paper
     In October 2005, we initiated a commercial paper program under which we may from time to time issue short-term unsecured notes. In connection with this program, we entered into agreements with third-party lending institutions under which each of these lending institutions may act as dealers of this commercial paper. Also in connection with the program, Weatherford International, Inc., one of our wholly-owned indirect subsidiaries, provided a guarantee of any commercial paper notes that we may issue. Our commercial paper issuances are supported by the committed lending facilities. As of September 30, 2006, we had $449.5 million of outstanding commercial paper issuances with maturities ranging from 2 to 16 days. The weighted average interest rate related to outstanding commercial paper issuances at September 30, 2006 was 5.4%.
     Debt Offerings
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
     On August 7, 2006, we completed an offering of $600.0 million senior notes at a coupon rate of 6.50% (“6.50% Senior Notes”) with a maturity in August 2036. Net proceeds of $588.3 million were used to partially repay outstanding borrowings on our commercial paper program. In connection with the issuance, we elected to notify our administrative agent under our 364-Day Facility to terminate the commitments under that agreement. In addition, the size of our commercial paper program was reduced to correspond to the availability under the Revolving Credit Facility.
     Cash Requirements
     Our cash requirements and contractual obligations at September 30, 2006, and the effect these obligations are expected to have on our liquidity and cash flow in future periods are as follows:
     We project that our capital expenditures for 2006 will be $850 — $900 million. We expect to use these expenditures primarily to support the growth of our business and operations. Capital expenditures during the nine months ended September 30, 2006 were $671.1 million, net of proceeds from tools lost down hole of $49.6 million.
     In December 2005, our board authorized us to repurchase up to $1.0 billion of our outstanding common shares. We may from time to time repurchase our common shares depending upon the price of our common shares, our liquidity and other considerations. During the nine months ended September 30, 2006, we repurchased 11.5 million of our common shares at an aggregate price of $507.6 million.
     From time to time we acquire businesses or technologies that increase our range of products and services, expand our geographic scope or are otherwise strategic to our businesses. During the nine months ended September 30, 2006, we used approximately $162.2 million in cash, net of cash acquired, in business acquisitions.
     Derivative Instruments
     From time to time, we enter into derivative transactions to hedge existing or projected exposures to changes in interest rates and foreign currency exchange rates. We do not enter into derivative transactions for speculative or trading purposes.
     As of December 2005, we had recorded a $4.2 million loss in other comprehensive income on interest rate derivatives entered into and terminated in 2005; this loss is being amortized to interest expense over the life of the 5.50% Senior Notes. In January 2006, we entered into interest rate derivative instruments for a notional amount of $350.0 million to hedge projected exposures to interest rates in anticipation of a future debt issuance. Those hedges were terminated at the time of issuance of the 5.50% Senior Notes. We received cash proceeds of $6.2 million at termination, and the gain on these hedges is being amortized to interest expense over the life of the 5.50% Senior Notes.
     In July 2006 we entered into interest rate derivative instruments for a notional amount of $500.0 million to hedge projected exposures to interest rates in anticipation of a future debt issuance. Those hedges were terminated at the time of issuance of the 6.50% Senior Notes. The Company paid a cash settlement of $1.5 million at termination, and the loss on these hedges is being amortized to interest expense over the life of the 6.50% Senior Notes.
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
     As of September 30, 2006 and December 31, 2005, we had unamortized gains of $14.8 million and $18.3 million, respectively associated with interest rate swap terminations. These gains have been deferred and recorded as an adjustment to the carrying value of the related debt and are amortized against interest expense over the remaining term of the debt issuance against which they were hedged. Our interest expense was reduced by $0.5 million and $3.5 million for the three and nine months ended September 30, 2006, respectively, and $1.8 million and $5.1 million for the three and nine months ended September 30, 2005, respectively. There were no interest rate swap agreements outstanding as of September 30, 2006.
     As of September 30, 2006, we had entered into several foreign currency forward contracts and one option contract with notional amounts aggregating $200.2 million to hedge exposure to currency fluctuations in various foreign currencies, including the euro, the Australian dollar, the Norwegian kroner, the Brazilian reais, the Mexican peso and the pound sterling. In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, we entered into a series of cross-currency swaps with notional amounts at execution totaling $588.9 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings. During the three and nine months ended September 30, 2006, net cash proceeds of $0.6 million and $2.4 million, respectively, were received from the cross-currency swaps, which were the net settlement of quarterly interest rate payments on the two currencies swapped. These quarterly net interest rate settlements are based on the variable interest rates of both the Canadian dollar and the U.S. dollar. On March 31, 2006, cross currency swaps with an original notional value of $140.4 million were terminated and we paid a net settlement in April 2006 of $3.5 million. On September 11, 2006, a cross currency swap with an original notional value of $84.2 million was terminated and the Company paid a net settlement of $6.3 million. At September 30, 2006, the fair value of the remaining cross-currency swaps was $336.3 million.
     Off Balance Sheet Arrangements
     Guarantees
     The 6 5/8% Senior Notes of Weatherford International, Inc. were guaranteed by Weatherford International Ltd. as of September 30, 2006. The following obligations of Weatherford International Ltd. were guaranteed by Weatherford International, Inc. as of September 30, 2006: (i) the Revolving Credit Facility, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes (iv) the 6.50% Senior Notes, and (v) issuances of commercial paper.
     Letters of Credit
     We execute letters of credit in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of September 30, 2006, we had $142.7 million of letters of credit and bid and performance bonds outstanding, consisting of $123.7 million outstanding under various uncommitted credit facilities and $19.0 million letters of credit outstanding under our committed facilities. In addition, in connection with the acquisition of Precision Energy Services and Precision Drilling International, we have indemnified Precision Drilling Corporation for outstanding letters of credit of $11.7 million. If the beneficiaries called these letters of credit, the called amount would become an on-balance sheet liability, and our available liquidity would be reduced by the amount called.
     Operating Leases
     We are committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions as well as provisions which permit the adjustment of rental payments for taxes, insurance and maintenance related to the property.
New Accounting Pronouncements
     See Note 19 to our condensed consolidated financial statements included elsewhere in this report.
Subsequent Event
     On October 27, 2006, we announced that Lisa W. Rodriguez, our Senior Vice President and Chief Financial Officer, left the company, that Andrew P. Becnel became our Chief Financial Officer and Senior Vice President, and that Jessica Abarca became our Vice President – Accounting and Chief Accounting Officer.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2005. Although there have been no material changes to our revenue recognition policy subsequent to December 31, 2005, we believe further clarification of this critical accounting policy, as it relates to products and services sold in our contract drilling and pipeline service businesses, is warranted, as these businesses are expected to comprise a higher percentage of our total revenues for 2006. In addition, we have expanded our disclosure to clarify the nature of the expenses we typically incur and rebill to the customer.
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
     Currency Exposure
     Approximately 40.1% of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive income in the shareholders’ equity section in our Condensed Consolidated Balance Sheets. We recognize remeasurement and transactional gains and losses on currencies in our Condensed Consolidated Statements of Income which may adversely impact our results of operations. We enter into foreign currency forward contracts and other derivative instruments to reduce our exposure to currency fluctuations.
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
     In association with the Precision acquisition, we identified pre-acquisition contingencies related to duties and taxes associated with the importation of certain equipment assets to foreign jurisdictions. We calculated a range of reasonable estimates of the costs associated with these duties. As no amount within the range appeared to be a better estimate than any other, we used the amount that is the low end of the range in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, and its interpretations. At September 30, 2006, we have recorded a liability in the amount of $28.0 million for this matter. If we used the high end of the range, the aggregate potential liability would be approximately $44.0 million higher. It is reasonably possible that the actual amount paid to settle these items could be materially different from our estimate and could have a material adverse effect on our consolidated financial statements.
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
     From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:

•	A downturn in market conditions could affect projected results. Any material changes in oil and natural gas supply and demand, oil and natural gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information we provided. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. During 2004 and 2005, worldwide drilling activity increased; however, if an extended regional and/or worldwide recession were to occur, it would result in lower demand and lower prices for oil and natural gas, which would adversely affect drilling and production activity and therefore would affect our revenues and income. We have assumed increases in worldwide demand will continue throughout 2006.

•	Availability of a skilled workforce could affect our projected results. Due to the high activity in the exploration and production and oilfield service industries there is an increasing shortage of available skilled labor. Our forward-looking statements assume we will be able to recruit and maintain a sufficient skilled workforce for activity levels.

•	Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to attain necessary raw materials or if we are unable to minimize the impact of increased raw materials costs through our supply chain initiatives or by passing through these increases to our customers, our margins and results of operations could be adversely affected.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology through leverage of our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to directional drilling, controlled pressure drilling and testing systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services.

•	Nonrealization of expected benefits from our 2002 corporate reincorporation could affect our projected results. We have gained certain business, financial and strategic advantages as a result of our reincorporation, including improvements to our global tax position and cash flow. An inability to continue to realize expected benefits of the reincorporation in the anticipated time frame, or at all, would negatively affect the benefit of our corporate reincorporation.

•	Nonrealization of expected benefits from our 2005 acquisition of Precision Energy Services and Precision Drilling International could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of this acquisition, including synergies and operating efficiencies. An inability to realize expected strategic advantages as a result of the acquisition, would negatively affect the anticipated benefits of the acquisition.

•	The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of September 30, 2006, we had approximately $3.0 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currencies.

•	Adverse weather conditions in certain regions could aversely affect our operations. In the summer of 2005, the Gulf of Mexico suffered several significant hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. Similarly, an unusually warm Canadian winter or unusually rough weather in the North Sea could reduce our operations and revenues from those areas

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
     Assets and liabilities of which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Accumulated Other Comprehensive Income in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. Approximately 40.1% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $81.2 million adjustment to increase our equity account for the nine month period ended September 30, 2006 to reflect the net impact of the strengthening of various foreign currencies against the U.S. dollar.
     As of September 30, 2006, we had entered into several foreign currency forward contracts and one option contract with notional amounts aggregating $200.2 million to hedge exposure to currency fluctuations in various foreign currencies, including the euro, the Australian dollar, the Norwegian kroner, the Brazilian reais, the Mexican peso and the pound sterling. In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, we entered into a series of cross-currency swaps with notional amounts at execution totaling $588.9 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings. During the three and nine months ended September 30, 2006, net cash proceeds of $0.6 million and $2.4 million, respectively, were received from the cross-currency swaps, which were the net settlement of quarterly interest rate payments on the two currencies swapped. These quarterly net interest rate settlements are based on the variable interest rates of both the Canadian dollar and the U.S. dollar. On March 31, 2006, cross currency swaps with an original notional value of $140.4 million were terminated and we paid a net settlement in April 2006 of $3.5 million. On September 11, 2006, a cross currency swap with an original notional of $84.2 million was terminated and the Company paid a net settlement of $6.3 million. At September 30, 2006, the fair value of the remaining cross-currency swaps was $336.3 million.
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
     Our long-term borrowings outstanding at September 30, 2006 subject to interest rate risk consisted of the following:

	September 30, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In millions)
6 5/8% Senior Notes due 2011	$357.2	$360.4	$358.1	$374.0
4.95% Senior Notes due 2013	255.5	240.1	256.0	244.5
5.50% Senior Notes due 2016	348.6	343.4	—	—
6.50% Senior Notes due 2036	595.7	613.1	—	—

     We have various other long-term debt instruments of $15.1 million, but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $620.1 million at September 30, 2006 approximate fair value.
     As it relates to our variable rate debt, if market interest rates average 1.0% more in 2006 than the rates as of September 30, 2006, interest expense for the remainder of 2006 would increase by $1.6 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in the amount of our outstanding variable debt from September 30, 2006.
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
     As of September 30, 2006 and December 31, 2005, we had unamortized gains of $14.8 million and $18.3 million, respectively associated with interest rate swap terminations. These gains have been deferred and recorded as an adjustment to the carrying value of the related debt and are amortized against interest expense over the remaining term of the debt issuance against which they were hedged. Our interest expense was reduced by $0.5 million and $3.5 million for the three and nine months ended September 30, 2006, respectively, and $1.8 million and $5.1 million for the three and nine months ended September 30, 2005, respectively. There were no interest rate swap agreements outstanding as of September 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness, as of the end of the period covered by this Quarterly Report on Form 10-Q, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.
     The Company’s management, including the Chairman, Chief Executive Officer, and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Except as described below, there have been no material changes during the quarter ended September 30, 2006 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 (“Annual Report”).
•	We have updated the percentage of our net assets located outside the U.S. and carried on our books in local currencies on page 40 of this report from 40.7% as of December 31, 2005 to 40.1% as of September 30, 2006.
•	We added the following paragraph to the risk factor titled “Acquisition Integration Exposure”:
     In association with the Precision acquisition, we identified pre-acquisition contingencies related to duties and taxes associated with the importation of certain equipment assets to foreign jurisdictions. We calculated a range of reasonable estimates of the costs associated with these duties. As no amount within the range appeared to be a better estimate than any other, we used the amount that is the low end of the range in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, and its interpretations. At September 30, 2006, we have recorded a liability in the amount of $28.0 million for this matter. If we used the high end of the range, the aggregate potential liability would be approximately $44.0 million higher. It is reasonably possible that the actual amount paid to settle these items could be materially different from our estimate and could have a material adverse effect on our consolidated financial statements.
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
     Effective July 12, 2006, we and Shell Technology Ventures Inc. amended and restated a warrant held by STVI to purchase 6.5 million of our common shares at an exercise price of $30 per share. The amendments reflect, among other things, changes in our capital and organizational structure since the original warrant was issued in February 2002. The warrant is exercisable until February 28, 2012 and is subject to adjustment for changes in our capital structure or our issuance of dividends in cash, securities or property. To the extent that the amendment and restatement of the warrant constitutes the issuance of a new security, that new security was issued solely in exchange for the original warrant. There were no cash proceeds from the exchange. That new security was an exempted security not subject to registration as provided by Section 3(a)(9) of the Securities Act of 1933.
     In December 2005, our Board of Directors approved a share repurchase program under which up to $1 billion of our outstanding common shares could be purchased. Future purchases of our shares can be made in the open market or privately negotiated transactions, at the discretion of management and as market conditions warrant. During the quarter ended September 30, 2006, we purchased our common shares in the following amounts at the following average prices:

				Maximum
			Total Number	Number (or
			of Shares	Approximate
			Purchased as	Dollar Value) of
			Part of	Shares that May
			Publicly	Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs
July 1-July 31, 2006	—	$ —	—	$761,347,941
August 1-August 31, 2006	2,491,300	45.28	2,491,300	648,539,734
September 1-September 30, 2006	3,849,000	40.58	3,849,000	492,353,723

	6,340,300	42.43	6,340,300	492,353,723

     In addition, under our restricted share plan, employees may elect to have us withhold common shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During the quarter ended September 30, 2006, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price
July 1-July 31, 2006	464	$48.30
August 1-August 31, 2006	—	$—
September 1-September 30, 2006	32,320	$41.78

ITEM 6. EXHIBITS
     (a) Exhibits:

Exhibit
Number	Description

4.1	Officer’s Certificate, dated August 7, 2006, establishing the series of 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).

4.2	Form of $500,000 Global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).

4.3	Form of $100,000 Global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).

10.1	Employment Agreement dated October 27, 2006, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).

10.2	Employment Agreement dated October 27, 2006, between Weatherford International Ltd. and Jessica Abarca (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).

10.3	Indemnification Agreement dated October 27, 2006, between Weatherford International Ltd. and Jessica Abarca (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed with this report

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International Ltd.
By:	/s/ Bernard J. Duroc-Danner
Bernard J. Duroc-Danner
Chief Executive Officer (Principal Executive Officer)

/s/ Andrew P. Becnel
Andrew P. Becnel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Jessica Abarca
Jessica Abarca
Vice President — Accounting and
Chief Accounting Officer
(Principal Accounting Officer)

Date: October 31, 2006

Index to Exhibits

Exhibit
Number	Description

4.1	Officer’s Certificate, dated August 7, 2006, establishing the series of 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).

4.2	Form of $500,000 Global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).

4.3	Form of $100,000 Global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).

10.1	Employment Agreement dated October 27, 2006, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).

10.2	Employment Agreement dated October 27, 2006, between Weatherford International Ltd. and Jessica Abarca (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).

10.3	Indemnification Agreement dated October 27, 2006, between Weatherford International Ltd. and Jessica Abarca (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed with this report