Form 10-K
period 2006-12-31
WEATHERFORD INTERNATIONAL LTD
filed 2007-02-23
CIK 1170565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
(713)693-4000

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

Large accelerated filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2006 was approximately $13.3 billion based upon the closing price on the New York Stock Exchange as of such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at February 20, 2007

Common Shares, $1.00 Par Value	338,159,117

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this annual report on Form 10-K or incorporated by reference from the registrant’s definitive proxy statement for the annual meeting to be held on May 30, 2007.

PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved SEC Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules
SCHEDULE II WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES FOR THE THREE YEARS ENDED DECEMBER 31, 2006
SIGNATURES
Amended and Restated Nonqualified Executive Retirement Plan
Form of Restricted Share Unit Award Agreement for Officers
Form of Stock Option Award Agreement for Officers
Form of Restricted Share Award Agreement for Non-employee Directors
Form of Restricted Share Award Agreement for Officers
Form of Stock Option Award Agreement for Non-Employee Directors
Subsidiaries
Consent of Ernst & Young LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I

Item 1.	Business

Weatherford International Ltd. (NYSE:WFT) is one of the world’s leading providers of equipment and services used for the drilling, evaluation, completion, production and intervention of oil and natural gas wells. We were originally incorporated in Delaware in 1972, and as a result of our corporate reorganization in 2002, are now incorporated in Bermuda. Many of our businesses, including those of Weatherford Enterra, have been operating for more than 50 years.

We operate in approximately 100 countries through approximately 800 service, sales and manufacturing locations, which are located in nearly all of the oil and natural gas producing regions in the world. We are among the leaders in each of our primary markets, and our distribution and service network is one of the most extensive in the industry.

In 2006, we conducted our operations through two principal operating divisions:

•	Evaluation, Drilling & Intervention Services. This division provides performance drilling and evaluation services, well construction, drilling tools and intervention services. In addition, this division provides light, medium and heavy duty land drilling rigs, drilling and maintenance crews, supervisory personnel and camp and catering services.

•	Completion & Production Systems. This division provides conventional and intelligent completion systems, all forms of artificial lift systems, injection services, fracturing technologies, production optimization, well services and pipeline services. In addition, this division provides a variety of pumping systems for the energy, industrial, chemical and municipal markets.

On January 8, 2007, we created the position of Senior Vice President and Chief Operating Officer. During 2007, in conjunction with this organizational change, we decided to merge our two existing divisions, Evaluation, Drilling & Intervention Services and Completion & Production Systems, into a single operating group.

Our growth strategy during the past eight years has included a mix of organic product and service development, the acquisition of key technologies, products and services and several notable divestitures. One of our most substantial acquisitions was in August 2005, when we acquired Precision Energy Services and Precision Drilling International. Precision Energy Services broadened our wireline and directional capabilities and strengthened our controlled pressure drilling and testing product lines. Precision Drilling International added land rigs to our portfolio, primarily in the Eastern Hemisphere.

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

Our principal executive offices are located at 515 Post Oak Boulevard, Suite 600, Houston, Texas 77027. Our telephone number is (713) 693-4000, and our Internet address is www.weatherford.com. General information about us, including our Corporate Governance Policies and charters for the committees of our board of directors, can be found on our Web site. On our Web site we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish them to the SEC.

The following is a summary of our business strategies and the markets we serve. We have also included a discussion of our divisions, including a description of our products and services offered and our competitors. Divisional and geographic financial information appears in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 21.”

Strategy

Our primary objective is to provide our shareholders with above-average returns on their investment through income growth and asset appreciation.

Principal components of our strategy include:

•	Continuously improving the efficiency, productivity and quality of our products and services and their respective delivery in order to grow revenues and operating margins in all of our geographic markets at a rate exceeding underlying market activity;

•	Through a commitment to innovation and invention, developing and commercializing new products and services capable of meeting evolving needs of our customers; and

•	Further extending our global infrastructure in scope and scale at a level consistent with meeting customer demand for our products and services in an efficient manner.

Markets

We are a leading provider of equipment and services to the oil and natural gas exploration and production industry. Demand for our industry’s services and products depends upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of wells, the number of well completions and the level of workover activity worldwide.

During the mid-1980s, the drilling industry contracted sharply, correcting a condition of significant overcapacity that existed in the supply of oilfield service and equipment. For the past 20 years, global rig count has cycled up and down with factors such as world economic and political trends that influence supply and demand for energy, the price of oil and natural gas and the level of exploration and drilling for those commodities.

The majority of worldwide drilling activity, as measured by rig counts, historically has been concentrated in North America. Over time, activity in North America has increasingly become driven by natural gas consumption on the continent, particularly in the U.S. The percentage of the U.S. rig count dedicated to natural gas drilling has increased from approximately 50% in the early 1990s to approximately 84% in late 2006. Canada has experienced a similar trend, with rigs drilling for natural gas increasing from less than 40% nine years ago to over 71% by the end of 2006. A primary reason for the increasing emphasis on natural gas drilling is that a growing percentage of North American gas wells tend to have above average production decline rates, so that significant numbers of new wells must be drilled over time to maintain ongoing natural gas production. Changes in the balance of natural gas supply and demand affect natural gas storage levels, commodity prices and the volatility of North American drilling activity. In 2006, the North American rig count reached a new recent high, averaging 2,118 rigs for the year, 15% above the previous high in 2005 and 160% above the lowest annual average of the past 15 years, 816, which occurred in 1992.

Over the past decade, drilling and completion activity has grown faster in international markets than in North America. In 2006, approximately 70% of the worldwide drilling and completion expenditures occurred in markets outside North America (excluding Russia and China). Drilling activity outside North America tends to be less volatile. Most contracts span two to three years as a consequence of the significant investment and complexity surrounding international projects. Drilling decisions relating to these projects therefore tend to be evaluated and monitored with a longer-term perspective in regard to oil and natural gas pricing. In addition, the international market is dominated by major oil companies and national oil companies, which tend to have longer-term objectives than the typical independent producer in North America. In the past 15 years, the non-North American average annual rig count has cycled between a high of 915 rigs in 1991 and a low of 588 rigs in 1999. In 2006, the international rig count averaged 910 rigs. Since 1999, the international market has recovered slowly; however, we believe the geological future of the industry is in both international markets and deep water because of the maturity and declining quality of North American fields.

In the late 1990s, we began a concerted program to expand our operations and shift more of our business internationally by using the strength of Weatherford Enterra’s international presence to introduce new and existing products and services into these markets. Today we operate in approximately 100 countries in the major oil and natural gas producing areas of North and South America, Europe, Africa, Russia, Commonwealth of Independent States, China, Southeast Asia and the Middle East. In 2006, our revenue split was 56% North America and 44% international.

In 2006, our Evaluation, Drilling & Intervention Services Division generated approximately 51% of its revenues outside North America, and our Completion & Production Systems Division generated approximately 32% of its revenues internationally. With the increasing importance of international hydrocarbon production, we continue to focus on growth in international markets.

As a result of the maturity of the world’s oil and natural gas reservoirs, accelerating production decline rates and the focus on complex deepwater prospects, technology has become increasingly critical to the marketplace. Clients continue to seek, test and prove production-enabling technologies at an increasing rate. Technology is an important aspect of our products and services, as it helps us provide our clients with more efficient tools to find and produce oil and natural gas. We have invested a substantial amount of our time and resources in building our technology offerings. We believe our products and services are among the best in the industry and enable our clients to reduce their costs of drilling and production and/or increase production rates. Furthermore, these offerings afford us additional opportunities to sell our traditional core products and services to our clients.

Evaluation, Drilling & Intervention Services Division

Our Evaluation, Drilling & Intervention Services Division provides products and services used by oil and natural gas companies, drilling contractors and other service companies to explore for, drill for, and produce oil and natural gas, as well as work over wells. The division is a combination of Weatherford’s former Drilling Services division, Precision Energy Services and Precision Drilling International. As discussed above, Precision Energy Services and Precision Drilling International were significant acquisitions in 2005 that strengthened our offering and expertise in directional drilling, open hole and cased hole wireline services, and controlled pressure drilling and testing. The acquisition also added land rigs to our portfolio, primarily in the Eastern Hemisphere.

Many of the products and services offered by this division are used in the initial drilling and completion of oil and natural gas wells. The remainder of the products and services are used in connection with the production phases of wells, including maintenance, re-drilling, re-completion and other remediation and well intervention operations.

The division comprises three primary business units: 1) Performance Drilling & Evaluation Services, 2) Well Construction & Intervention Services, and 3) Integrated Drilling Services.

Performance Drilling & Evaluation Services

This business unit concentrates on directional drilling services, drilling-with-casing, Controlled Pressure Drilling® (CPD®) & well testing, wireline services and geoscience services.

Drilling Services — These capabilities include directional drilling and drilling-with-casing (DwCtm) and drilling-with-liner (DwLtm) systems. Directional drilling involves the personnel, equipment and engineering required to control the direction of a wellbore. Directional drilling allows drilling of multiple wells from a single offshore platform or a land-based pad site. It also allows drilling of horizontal wells and penetration of multiple reservoir pay zones from a single wellbore. Directional drilling services are necessary for the industry’s increasing trends toward deviated wells, multilateral completions, re-entry and infill drilling. Through the acquisition of Precision Energy Services in 2005, we now supply a range of specialized, patented equipment for directional drilling, including:

•	Measurement while drilling (MWD) and logging while drilling (LWD). MWD and LWD measure, respectively, wellbore trajectory and formation properties, in real time, while the well is being drilled.

We have three significant market differentiators in this sector: 1) the hostile environment logging (HELtm) MWD system, specifically designed for deepwater, deep-well and high temperature/high pressure environments; 2) the EMpulsetm electromagnetic MWD system, which provides drilling data in an environment where traditional signal transmissions potentially could not, such as underbalanced drilling; and 3) the PrecisionLWDtm system, which represents the latest generation measurement technology. This system allows some of the fastest logging speeds and possesses some of the highest temperature and pressure ratings in the world. In 2005, we logged the world’s deepest offshore well at over 34,000 feet and over 29,000 psi, demonstrating that this system can operate reliably in challenging environments.

•	Rotary steerable systems (RSS). These systems allow control of wellbore trajectory while drilling at the surface with continuous rotation of the drillstring. They are crucial for enabling long, step-out, directional wells and for reducing completion-running complications resulting from abrupt hole-angle changes caused by conventional drilling methods. A key differentiator for us is our Revolution® point-the-bit RSS, an automated downhole assembly that provides precise wellbore steering while maximizing rate of penetration and providing a high quality wellbore.

•	Directional drilling services. These services include surveying, design and operational support for directional and horizontal drilling; products include drilling motors and other associated equipment.

The Precision acquisition added the Advantage Engineering facility, which supports our directional drilling capabilities. This state-of-the-art facility houses many of the industry’s most qualified engineers, scientists and technicians, all focused on developing technologies for the MWD/LWD and directional drilling markets, both land based and offshore. We also acquired a portfolio of patents and patent applications directed at key aspects of technology in LWD nuclear and resistivity measurements, electromagnetic telemetry and the Revolution RSS. We also now hold a worldwide, exclusive license to electromagnetic telemetry patents and patent applications for use in MWD services.

•	Drilling-with-casing and drilling-with-liner systems. These systems allow operators to simultaneously drill, case and evaluate oil and natural gas wells. Our DwC and DwL techniques eliminate downhole complexity, reducing expensive rig modifications and the number of trips downhole. Consequently, well construction is simplified, and productivity can be improved when drilling through the reservoir. Our offerings include DrillShoetm systems, XpandaBittm, liner drilling systems, TorkHeadtm top-drive casing reamer tools and centralizers. As of the end of 2006, we have run a total of more than 600 DwC and DwL jobs.

Controlled Pressure Drilling & Well Testing — This business unit helps clients increase the profitability of their reservoirs’ assets at less lifecycle cost by enhancing drilling performance and reservoir recovery through a portfolio of products and services. Well testing uses specialized equipment and procedures to obtain essential information about oil and gas wells after the drilling process has been completed.

Weatherford’s Controlled Pressure Drilling & Well Testing offerings are provided through three disciplines: 1) Managed Pressure Drilling, 2) Underbalanced Drilling and 3) Air Drilling.

•	Managed Pressure Drilling (MPD) — This discipline provides an advanced form of primary well control, using a closed, pressurized fluid system that more precisely controls the wellbore pressure profile than mud weight adjustments alone. The main objective of MPD is to optimize drilling processes by decreasing non-productive time and mitigating drilling hazards.

•	Underbalanced Drilling (UBD) — This discipline is used in development, exploration and mature field applications to minimize formation damage and maximize productivity. UBD is defined as drilling with bottomhole pressure that is maintained below reservoir pressure to intentionally invite fluid influx. This technique permits the reservoir to flow while drilling takes place, thereby protecting the formation from damage by the drilling fluids. Traditional drilling methods, on the other hand, use weighted drilling fluids that not only prevent the flow of hydrocarbons during drilling but permeate the formation, sometimes causing significant formation damage and limiting the production of hydrocarbons.

•	Air Drilling — This discipline applies reduced density fluid systems to drill sub-hydrostatically. Air drilling is used primarily in hard rock applications to reduce drilling costs by increasing the rate of penetration. We offer a variety of fluids in the forms of air drilling systems, mist drilling systems, and foam drilling systems, including our patented Trans-Foam® recyclable drilling fluid system and aerated fluid drilling systems.

A full range of downhole equipment, such as high temperature motors, wireline steering tools, drillpipe, air rotary hammer drills, casing exit systems, downhole deployment valves and downhole data acquisition equipment, make our product offering unique. Another differentiator is our range of surface equipment, such as: specifically designed, self-contained mobile or skid-mounted compression and nitrogen membrane or passive exhaust gas generation systems; rotating control devices for controlling well pressure while circulating drilling media during drilling; skid-mounted separators for separating oil, natural gas, drilling media and cuttings; choke manifolds; and solids recovery systems.

In our well testing business, typical information derived may include reservoir performance, reservoir pressure, formation permeability, formation porosity and formation fluid composition.

A related application is our separation business, which supplies personnel and equipment on a wellsite to recover a mixture of solids, liquids and gases from oil and gas wells. These services are used during drilling, after stimulation or after re-completion to clean up wells. The operator requires that a well be properly cleaned before undertaking a well test to ensure that the true deliverability of the well is attained and that debris and spent stimulation chemicals do not ultimately flow to the process plant.

Wireline Services — This business unit measures the physical properties of underground formations to help determine the location and potential deliverability of oil and gas from a reservoir. Wireline services are provided from surface logging units, which lower tools and sensors into the wellbore mainly on a single or multiple conductor wireline; however, other conveyance methods are also available. In fact, Weatherford offers the most comprehensive suite of logging tool conveyance options in the industry. This unmatched flexibility of options provides opportunities for substantial savings in rig costs and significant risk reduction during the formation evaluation process. The provision of wireline services is divided into three categories: open hole, cased hole and slickline services.

•	Open Hole Logging — This service helps locate oil and gas by measuring certain characteristics of geological formations and providing permanent records called “logs.” Open hole logging can be performed at different intervals during the well drilling process or immediately after a well is drilled. The logging data provides a valuable benchmark to which future well management decisions may be referenced. The open hole sensors and tools are used to determine well lithology and the presence of hydrocarbons. Formation characteristics such as resistivity, density and porosity are measured using electrical, nuclear, acoustic, magnetic and mechanical technologies.

The log data is then used to characterize the reservoir and describe it in terms of porosity, permeability, oil, gas or water content and an estimation of productivity. This information can be further refined at a later time in one of our log interpretation centers. Wireline services can relay this information from the wellsite on a real-time basis via a secure satellite transmission network and secure Internet connection to the client’s office for faster evaluation and decision making.

Most of our open hole tools and sensors are proprietary. Our unique offering is a reliable, cost-effective system known as the Compacttm suite of tools. The system’s design, which is smaller, slimmer and easier to handle, enables acquisition of high quality logging data more efficiently and in a broader range of well conditions than possible with the current offerings of our competitors. As a result, the focus of open hole research and engineering has been on developing new and/or improved downhole sensors for the Compact and standard logging suites. Compact tools can be conveyed on wireline or using an array of conveyance alternatives, such as the well shuttle, tractors or coiled tubing.

•	Cased Hole Logging — This service is performed at various times throughout the life of the well and includes perforating, completion logging, production logging and casing integrity services. After the wellbore is cased and cemented, we can provide a number of services. Perforating creates the flow path between the reservoir and the wellbore. Production logging can be performed throughout the life of the well to measure temperature, fluid type, flow rate, pressure and other reservoir characteristics. This service helps the operator analyze and monitor well performance and determine when a well may need a workover or further stimulation.

In addition, cased hole services may involve wellbore remediation, which could include the positioning and installation of various plugs and packers to maintain production or repair well problems, and casing inspection for internal or external abnormalities in the casing string. Some of our cased hole tools are proprietary.

•	Slickline — This service uses a solid steel or braided nonconductor line, in place of a single or multiple conductor braided line used in electric logging, to run downhole memory tools, manipulate downhole production devices and provide fishing services primarily in producing wells.

Through the acquisition of Precision Energy Services, we now have a total of more than 540 wireline units that can be deployed from our service centers in Canada, the U.S. and other locations around the world.

GeoScience Services — This business unit, consisting of geologists, geophysicists, and drilling, completion, production and reservoir engineers, serves as the interdisciplinary bridge across our diverse product lines to support client efforts to maximize their oil and gas assets for the life of the well — from well planning through drilling, evaluation, completion, production, intervention and, finally, abandonment.

Major computing centers in Calgary and Houston, along with branches in Europe, the Middle East and South America, use the latest technology to deliver data to our clients — from real-time (LWD) “geosteering” for critical well placement decisions to ongoing reservoir monitoring with permanent “intelligent completion” sensors. We provide advanced reservoir solutions by incorporating open hole, cased hole and production data.

One of our businesses, Hycal Energy Research Laboratories, Ltd., specializes in advanced core and fluid analysis, formation damage and phase behavior to optimize production. Another business, our proprietary SURESM process, is a systematic evaluation for determining whether candidate wells are suited for special controlled pressure drilling and testing and multilateral drilling techniques to reduce formation damage and improve deliverability before the prospect is drilled.

The recent addition of OMNI Labs adds several important components to our multi-disciplined geoscience and engineering capability, including one of the industry’s most experienced teams of geologists, engineers and technicians. OMNI is known for pioneering wellsite stabilization procedures for unconsolidated cores and continues to set the standard for analysis and evaluation of unconsolidated reservoirs. OMNI also has been the leader in developing secured client Web access to core data for faster delivery of analysis results and intermediate and final reports.

Well Construction & Intervention Services

This business unit focuses on our more traditional mechanical capabilities and spans tubular running services, cementation tools, liner systems, solid tubular expandable technologies, drilling tools, intervention services and decommissioning.

Tubular Running Services — These services consist of a wide variety of tubular connection and installation services for the drilling, completion and workover of an oil or natural gas well. We are a significant market leader in tubular running services worldwide. Offering an integrated package of total tubular services management, we provide tubular handling, preparation, inspection and wellsite installation services from a single source. As the leader in rig mechanization technology used for the installation of tubing, casing and production risers, we offer a suite of products and services for improving rig floor operations by reducing personnel exposure, increasing operational efficiency and improving safety. We offer computerized torque monitoring and testing services to ensure the integrity of tubular connection makeup. We also specialize in critical-service installations where operating conditions, such as downhole conditions and/or metallurgical characteristics, call for specific handling technology. Finally, our tubular running services integrate with other product/service lines, such as high-grade completion equipment installation services and cementation engineering services.

Cementation Tools — Cementing operations comprise one of the most important and expensive phases of well completion. According to Spears & Associates, we are the world’s leading producer of specialized equipment that allows operators to centralize the casing throughout the wellbore and control the displacement of cement and other fluids. Our cementing engineers also analyze complex wells and provide detailed recommendations to help optimize cementing results. Our cementing products group also works closely with our Completion & Production Systems Division in designing integrated completion systems. Our cementing product line includes the following:

•	Centralizer placement software — Software for calculating centralizer spacing and type for optimal standoff;

•	Centralizers — A comprehensive range of products for varying applications and well conditions;

•	LoDRAGtm and LoTORQtm centralizers — Mechanical friction-reduction systems for extended-reach drilling and underpressured conditions, where differential sticking risk is high;

•	Flow enhancement tools — Tools that improve cement placement;

•	Float equipment — Drillable shoes and collars with float valves that provide higher flow rates; and

•	Other equipment — Cement baskets, guide shoes, retainers, bridge plugs, multiple stage tools and cementing plugs.

Liner Systems — Liner hangers allow suspension of strings of casing within a wellbore without the need to extend the casing to the surface. Most directional wells include one or more liners to optimize casing programs. We offer both drilling and production liner hangers. Drilling liners are used to isolate areas within the well during drilling operations. Production liners are used in the producing area of the well to support the wellbore and to isolate various sections of the well. In the Gulf of Mexico alone, Weatherford runs 500 to 600 liner jobs a year, of which approximately 150 are deepwater. Our inflatable packer product line services liner systems and includes annulus casing packers, inflatable production packers and inflatable straddle packer assemblies. We also offer specialized high-pressure, high-temperature, high-performance inflatable thru-tubing and completion packers.

Solid Tubular Expandable Technologies — Proprietary expandable tools are being developed for downhole solid tubular applications in well remediation, well completion and well construction. Our solid tubular expandable products include the MetalSkin® line, used for well cladding to shut off zones, retro-fit corroded sections of casing and strengthen existing casing. Solid expandable systems use fixed-cone expansion technology. We have commercialized and completed successful jobs in 2006 for well construction purposes, using MetalSkin open-hole clad systems for controlling unwanted fluid loss or influx and slim-bore drilling liners. Slim-bore and, ultimately, monobore liner systems are designed to allow significant cost reductions by reducing consumables for drilling and completion of wells, allowing use of smaller rigs and reducing cuttings removal needs. The benefits are derived because of the potential of expandable technologies to significantly reduce or eliminate the reverse-telescoping architecture inherent in traditional well construction.

Drilling Tools — We design and manufacture patented tools, including our drilling jars, rotating control devices and other pressure-control equipment. We also offer a broad selection of in-house or third-party manufactured equipment for the drilling, completion and workover of oil and natural gas wells. We offer these proprietary and nonproprietary drilling tools to our clients — primarily operators and drilling contractors — on a rental basis, allowing the clients to use unique equipment without the cost of holding that equipment in inventory.

The rental of our proprietary and nonproprietary tools permits more efficient use of the equipment and allows us to receive value-added returns on the equipment. The breadth of our operations and locations allows us to manage and re-deploy our equipment to locations where it is most needed. Our drilling tools include the following:

•	Drillpipe and related drillstem tools, drill collars, heavyweight pipe and drilling jars;

•	Fishing and downhole tools such as milling tools, casing cutters, fishing jars, spears and overshots, stabilizers, power swivels and bottomhole assemblies;

•	Pressure-control equipment such as blowout preventers, high-pressure valves, accumulators, adapters and choke-and-kill manifolds; and

•	Tubular handling equipment such as elevators, spiders, slips, tongs and kelly spinners.

Intervention Services — Our intervention services help clients repair wells that have mechanical problems or that need work to prolong production of oil and natural gas reserves. Our intervention products and services span the spectrum of fishing services, re-entry services, and thru-tubing products and services.

Fishing Services — Fishing services are provided through teams of experienced fishing tool supervisors and a comprehensive line of fishing and milling tools, including several proprietary technologies. Our teams provide conventional fishing services, such as removing wellbore obstructions, including stuck or dropped equipment, tools, drillstring components and other debris, that have been left behind unintentionally during the drilling, completion or workover of new and old wells. Specialty fishing tools required in these activities include fishing jars, milling tools, casing cutters, overshots and spears. Our Fishing Services business unit also provides well patches and extensive plug-and-abandonment products. Proprietary technologies include our PowerStroketm milling system. The PowerStroke system helps operators remediate wells using existing wellbore infrastructure, a benefit that can reduce customer cost by up to 70% compared to the cost of drilling a new well.

Re-entry Services — Our re-entry services include casing exit services and advanced multilateral systems. Conventional and advanced casing exit systems allow sidetrack and lateral drilling solutions for clients who either cannot proceed down the original well track or want to drill lateral wells from the main or parent wellbore. An example is Weatherford’s QuickCuttm single-trip casing exit system, which mills windows in half the conventional time and reduces drilling time in difficult-to-drill formations. As of December 2006, we had run more than 1,700 QuickCut systems around the world. In addition, advanced multilateral systems, including selective re-entry systems (SRS), StarBursttm and MillThrutm Level 4 patented technology and advanced multilateral junction solutions, allow numerous sidetracks from parent wellbores.

Thru-tubing Services — Thru-tubing services are used in well re-entry activity to allow operators to perform complex drilling, completion and cementing activities from existing wellbores without removing existing production systems. We provide a full range of thru-tubing services and products, including drilling motors, casing exits, fishing and milling, zonal isolation packers and other well remediation services.

Decommissioning — Decommissioning is the process of safely sealing and abandoning wellbores. In 2006, we completed the world’s first hydromechanical (non-explosive) wellhead removal program in the North Sea. Using this non-explosive technique resulted in significant reductions in health, safety and environmental risks compared to traditional decommissioning techniques.

Integrated Drilling Services

In 2006, our land drilling business was owned and operated under the name Precision Drilling International. This business consists of a total of 42 rigs; of these, 21 are heavy-duty land rigs and 21 are light-and-medium drilling rigs. The majority of our rigs are located in the Eastern Hemisphere. We have the ability to offer project management services to our customers, whereby we would provide a number of products and services needed to drill and complete a well, including the rig.

Competition

We provide our Evaluation, Drilling & Intervention Services Division’s products and services worldwide, and we compete in a variety of distinct segments with a number of competitors. Our major competitors are Baker Hughes, Halliburton, Schlumberger, Smith International and BJ Services. We also compete with other regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on a number of factors, including performance, safety, quality, reliability, service, price, response time and, in some cases, breadth of products. We believe we are the industry leader in a number of the Evaluation, Drilling and Intervention Division’s product and service offerings, including Controlled Pressure Drilling (CPD). We currently do not have a high share of the global market in our directional drilling and wireline offerings. We do, however, have strong shares in the markets where the technology of these product lines was originally developed, and we believe our global market shares for these product lines will increase as we introduce them into new geographic markets.

Completion & Production Systems Division

Our Completion & Production Systems Division provides conventional and intelligent completion systems, all forms of artificial-lift systems, reservoir stimulation, production optimization and pipeline services. In addition, this division provides a variety of pumping systems for the energy, industrial, chemical and municipal markets.

Completion Systems

We offer our clients a comprehensive line of completion products as well as engineered and integrated completion systems for oil and natural gas fields. These products and services include the following:

Cased Hole Completion Systems — These systems are incorporated into the tubing string used to transport hydrocarbons from the reservoir to the surface. We offer a wide range of devices for enhancing the safety and functionality of the production string, including permanent and retrievable packer systems, subsurface safety systems, flow controls and tool string, specialized downhole isolation valves and associated servicing equipment. During the past 10 years, we have evolved our portfolio from one of basic cased-hole commodity products to one that focuses more heavily on premium offerings for deepwater and high-pressure/high-temperature environments.

Sand Screens — Sand production often results in premature failure of artificial-lift and other downhole and surface equipment and can obstruct the flow of oil and natural gas. Conventional sand screen products are used in the fluid-solid separation processes and have a variety of product applications. Our primary application of well screens is for the control of sand in unconsolidated formations. We offer premium, pre-pack and wire-wrap sand screens. We also offer a FloRegtm line of inflow control devices that balance horizontal wellbore production, ultimately maximizing reservoir drainage.

We also operate the water well and industrial screen business of Johnson Screens, acquired in 2001. Served markets include water well, petrochemical, wastewater treatment and surface water intake, mining and general industrial applications.

Expandable Sand Screens (ESS) — Our ESS® systems are proprietary step-change sand-control devices that reduce cost and improve production. An ESS system consists of three layers, including slotted base pipe, filtration screens and an outer protective shroud. The system can be expanded using a fixed cone and/or compliantly using our proprietary axial and rotary expansion system. This system aids productivity because it stabilizes the wellbore, prevents sand migration and has a larger inner diameter.

ESS technology can replace complex gravel-packing techniques in many sand-control situations. In 2006, we commercialized our ERCtm expandable reservoir completion system, which encompasses the ESS system and the EZItm expandable zonal isolation system, a product evolved from our MetalSkin solid expandable technology, to apply expandable reservoir completions to multizone factors, combining open-hole productivity with cased-hole functionality. At the end of 2006, we had installed 450 expandable completions, which equates to more than 270,000 installed feet.

Industrial Pumps — In today’s industrial markets there exists an endless variety of applications and special product needs. With a proven history of providing cost-effective pumping solutions for optimal performance and operating efficiencies, we are uniquely positioned to address and enhance specific service and product requirements in a number of industrial applications. Our technical expertise, experience and capabilities plus proven products support our ability to provide clients with pumps designed for a wide variety of conditions and applications. Weatherford’s comprehensive line of industrial products includes specialty and multiplex pumps, progressing cavity pumps and horizontal surface pumping units, each offering an array of capabilities that cover pumping applications across the major industries.

Artificial Lift Systems

Artificial lift systems are installed in oil wells and, to a lesser extent, natural gas wells that do not have sufficient reservoir pressure to raise the produced hydrocarbon to the surface. These systems supplement the natural reservoir pressures to produce oil or natural gas from the well. There are six principal types of artificial lift technologies used in the industry. We are the leading producer of artificial lift systems and the only company in the world able to provide all forms of lift, including progressing cavity pumps, reciprocating rod systems, gas lift systems, electrical submersible pumps, hydraulic lift systems, plunger lift systems and hybrid lift systems. We are always looking to develop new and innovative lift systems.

Progressing Cavity Pumps — A progressing cavity pump (PCP) is a downhole pump driven by an above-ground electric motor system connected to it by a coupled rod or continuous rod string. These pumps are among the most operationally efficient and are designed to work in wells of depths up to 6,000 feet with production between 10 and 4,500 barrels of oil per day. We are also developing PCP solutions for higher temperatures and special applications. PCPs have had particular success in heavy-oil-producing basins around the world.

Reciprocating Rod Lift Systems — A reciprocating rod lift system is an artificial lift pumping system that uses an above-ground mechanical unit connected to a sucker rod and a downhole pump. It uses an up-and-down suction process to lift the oil from the reservoir. Reciprocating rod lift is used primarily for the production of oil from wells of depths up to 14,000 feet and production rates from 20 to 8,000 barrels per day. Reciprocating rod-lift systems are generally more expensive to install than other systems but less costly to operate. We offer a complete package of products for rod-lift applications ranging from traditional pump jacks to the state-of-the-art Rotaflex® long-stroke pumping unit, as well as all downhole components, including the COROD® continuous rod, traditional sucker rods and tubing anchors.

Gas Lift Systems — Gas lift is a form of artificial lift that uses natural gas to lift oil in a producing reservoir to the surface. The process of gas lift involves the injection of natural gas into the well through an above-ground injection system and a series of downhole mandrels and gas lift valves in the production tubing string. The gas injected into the system is either produced from and re-injected into the well, or is injected from gas produced from nearby wells. The injected gas acts as the lifting agent for the oil. Gas lift systems are used primarily for offshore wells (including deepwater and ultra-deepwater) and for wells that have a high component of gas in the produced fluid or have a gas supply near the well. Gas lift systems are designed to operate at depths up to 15,000 feet with volumes up to 20,000 barrels of oil per day.

Electric Submersible Pumps — An electric submersible pump (ESP) is an electrically powered downhole pumping system that is typically landed near the perforations of the producing reservoir. To lift fluid to the surface, the system converts electrical power to centrifugal motion via the rotating motor and pump shafts. Electrical power is transmitted downhole through a power cable that runs the length of the production tubing. Power is provided by a surface supply system and controlled by either surface electrical switchgear or a variable frequency drive. ESPs are designed to operate at depths of up to 13,500 feet with produced fluid volumes ranging from 100 to 60,000 barrels per day. Before 1999, we did not provide ESPs to the oil industry. In 2002, we began manufacturing and distributing our own proprietary line of ESP systems.

Hydraulic Lift Systems — A hydraulic lift oil pumping system uses an above-ground surface power unit to operate a downhole hydraulic pump (jet or piston) to lift oil from the reservoir. These systems are designed for wells of depths up to 20,000 feet and volumes up to 15,000 barrels per day. Hydraulic pumps are well suited for wells with high volumes and low solids.

Plunger Lift Systems — Plunger lift is the only artificial lift method that requires no assistance from outside energy sources. The typical system consists of a plunger (or piston), top and bottom bumper springs, a lubricator and a surface controller. The plunger cycles between the top and bottom bumper springs. As it travels to the surface, it creates a solid interface between the lifted gas below and produced fluid above to maximize lift energy. The travel cycle is controlled by a surface controller. Plunger lift is a low-cost, easily maintained method of lift. It is particularly useful for dewatering gas wells and increasing production from wells with emulsion problems. Plunger lift also keeps wells free of paraffin and other tubing deposits and can be used to produce a well to depletion.

Hybrid Lift Systems — We offer a variety of hybrid artificial lift systems which are engineered for special applications and may incorporate two or more of the artificial lift methods described above. As the leading supplier of lift systems, we are continuously looking for and developing new and innovative means of lifting conventional and unconventional hydrocarbons.

Wellhead Systems — We offer a line of conventional wellhead equipment and valves manufactured to the latest API industry specifications and client requirements, including conventional surface wellheads through 20,000 psi; gate valves from 2,000 to 20,000 psi; complete wellhead systems (drill-through, multi-bowl, unitized and mud-line); and all the accessories and aftermarket services to go with them.

Stimulation and Chemicals

We offer our clients advanced chemical technology and services for safer and more effective production enhancement. These products and services include the following:

Production Chemical Systems — Our Engineered Chemistry® business combines proprietary chemical solutions with internally developed oilfield equipment technologies. Our high-performance chemistry solutions include: customized chemical solutions for production, refining, completion, water treatment and other industrial processes; a total service package (product selection, application and optimization); and precise formulations and multi-functional chemical formulations that include the only formulas certified for capillary injection.

Capillary Injection Technology and Services — We formed our capillary technology group by combining our in-depth artificial-lift experience with our oilfield production chemical expertise to provide safer and more effective production enhancement. Capillary technology maximizes well production while protecting tubular goods. With systems easily installed in live wells in just three to four hours, reservoir production is not interrupted. Our specialists are trained in all aspects of injection services and chemical handling to provide each worksite with expedient service in the safest environment possible.

Fracturing Technologies — Hydraulic reservoir fracturing (“fracturing”) is a stimulation method routinely performed on oil and natural gas wells in low-permeability reservoirs to increase productivity and oil and gas recovery. Current operations are located in most major fracturing markets within the U.S. Our three differentiators are: 1) cutting-edge equipment standardized to control inventory, maintenance and training costs; 2) robust chemical product portfolio with a focused research and development approach; and 3) a premier workforce with a shared focus on providing the most efficient and effective operations.

In 2006, we also added the FracMaptm reservoir management and characterization tool for helping to determine whether a stimulation is staying in the productive zone. Our capabilities use multiple technologies to produce real-time, three-dimensional videos of fractures as they occur.

Production Optimization

Production optimization is the process of increasing production, reducing production costs, or both, of oil and natural gas fields. The ultimate goal is to assist operators in making better decisions that maximize profits through improved well productivity management. One of the major benefits of production optimization is that more production can be achieved through the existing infrastructure, deferring capital spending on the de-bottlenecking processes.

We were one of the first companies to provide complete artificial-lift well optimization services and products. We now offer proprietary software that works with artificial-lift and intelligent completion systems to remotely monitor and control wells, as well as optimize field production, from a central location. Our systems are used in more than 40,000 wells worldwide.

Well Optimization — By providing intelligence at the wellsite and intelligence at the desktop, we provide the operator with a unique solution for optimizing each well individually. For wellsite intelligence, we offer specific controllers for each type of artificial lift. These controllers contain computers with specific logic to control the well during changes in the reservoir, artificial-lift equipment or well components. The operational changes are based on the parameters set by the well operator, either at the wellsite or at a desktop computer. The desktop software provides advanced analytical tools that allow the operator to make changes by controlling the well directly or by changing the parameters that the controller is using to operate the well.

Flow Metering — Weatherford’s Production Optimization group develops metering and software solutions to supply real-time production information to the operator, allowing accurate production measurements as a part of asset optimization. The family of new products includes the revolutionary Red Eye® 2G watercut meter, which delivers superior accuracy across the full range (1% to 99%) of water cuts. The Red Eye® multiphase metering systems (REMMS) are well-testing skids that allow the operator to perform well tests on demand without the errors and long purge times of traditional three-phase test separators. In 2006, Weatherford began offering electronic flow measurement (EFM) solutions to accurately measure flowing wells. The EFM devices are used mainly for natural gas and coalbed methane wells.

Reservoir Optimization — Our intelligent completion technology (ICT) uses optical sensing to allow operators to remotely monitor the downhole pressure, temperature, flow rate, phase fraction and seismic activity of each well and the surrounding reservoir. This advanced monitoring capability allows the operator to monitor the reaction of the reservoir to the production of the well. Combining this monitoring with multiple-zone downhole flow control allows field pressure management and shutoff of unwanted flows of water or gas.

Optical Sensing — In 2006, the use of optical sensing technology continued to expand in the market. Downhole optical flowmeter and seismic technologies were deployed on a more widespread basis. Overall, installations increased by 60%, and the number of optical pressure/temperature (P/T) gauges installed was up 76% from 2005. Cumulative optical sensing system operation has now exceeded 1.8 million hours, with almost 1.5 million feet of optical cable installed. This represents about 4.5 million feet of fiber deployed in oil and gas wells. It also represents more than 300 optical sensors, including P/T gauges, distributed temperature sensors, flowmeters and seismic stations.

Life of Well Information Software (LOWIS) — We provide tools for optimizing workflow. These software tools assist the operator in tracking the operations needed for optimal field management. Tasks such as chemical injection, well workovers and injection allocation can easily generate unnecessary expenses by inefficient prioritization of tasks, poor recordkeeping and lack of analysis of the effectiveness of the total field operations. The combination of our experienced consultants and advanced software tools help the operator optimize operations for entire fields.

Pipeline and Specialty Services

We provide a range of services used throughout the life cycle of pipelines and process facilities, onshore and offshore. Our pipeline group can meet all the requirements of the pipeline, process, industrial and energy markets worldwide. We also can provide any service (or package of services) carried out on permanently installed client equipment that involves inspecting, cleaning, drying, testing, improving production, running or establishing integrity from the wellhead out. We maintain the largest global fleet of onsite generated membrane nitrogen equipment, which provides the safe production of a continuous supply of nitrogen at a lower cost with no cryogenic hazards.

Competition

In our Completion & Production Systems Division, our principal competitors include Baker Hughes, Halliburton, Schlumberger and BJ Services. We also compete with various smaller providers of completion equipment. In the area of intelligent wells, our main competitors are Schlumberger, Baker Hughes and WellDynamics. Robbins & Myers, Harbison Fischer, Lufkin, National Oilwell Varco and Dover Corporation are competitors exclusive to our artificial-lift products. Competition in hydraulic reservoir fracturing includes principal competitors noted above and several regional companies. The principal methods of competition are performance, quality of products and services, reliability, price, technological innovation and industry reputation. According to Spears & Associates, we are a leading provider of completion equipment in the world and the world’s largest provider of progressing cavity pumps, reciprocating rod-lift pump systems and hydraulic-lift systems and are the only fully integrated provider of all lift systems.

Properties

Our operations are conducted in approximately 100 countries. We currently have 90 manufacturing facilities and approximately 730 sales, service and distribution locations throughout the world. The following table describes the material facilities we owned or leased as of December 31, 2006:

	Facility Size	Property		Principal Services and Products
Location	(Sq. Ft.)	Size (Acres)	Tenure	Offered or Manufactured

Evaluation, Drilling & Intervention Services:
Pearland, Texas	261,927	60.64	Owned	Fishing, drilling equipment
Hassi Messaoud, Algeria	200,229	19.99	Owned	Fishing, liner hangers, controlled pressure drilling and testing services
Houma, Louisiana	175,000	13.00	Owned	Cementing products
Houston, Texas(1)	173,000	18.19	Owned	Research and development
Awjila, Libya(1)	150,910	27.67	Leased	Warehouse and service
Nisku, Alberta, Canada	149,193	27.79	Owned	Drilling equipment, fishing, wireline, controlled pressure drilling and testing services
Perth, Australia(1)	120,878	2.77	Leased	Well installation services, fishing, drilling equipment, completion systems
Forus, Norway(1)	113,182	4.66	Leased	Downhole services, well installation services, drilling equipment, thru tubing, cementing, fishing, re-entry, well intervention, completion systems
Huntsville, Texas	112,648	20.00	Owned	Liner hangers
Neuquen, Argentina(1)	107,639	3.70	Leased	Well installation services, downhole and controlled pressure drilling and testing services, fishing, cementing, drilling equipment
Broussard, Louisiana	101,434	9.01	Owned	Tubular running
Benbrook, Texas	95,000	3.89	Owned	Product development
El Yopal, Colombia	85,078	2.61	Owned	Cementing, drilling equipment, fishing, tubulars
Houston, Texas	84,439	—	Leased	Operations center
Ventura, California	81,355	4.53	Leased	Power tong equipment, well service work-over equipment
Hadhramout, Yemen	80,000	8.20	Leased	Liner hangers, downhole services, controlled pressure drilling and testing services
Corpus Christi, Texas	78,262	8.20	Owned	Fishing, drilling equipment, rotating control heads
Langenhagen, Germany(1)	71,834	3.41	Leased	Power and mechanized equipment, control systems, cementing products, completion systems, research and development
Darwin, Australia(1)	71,688	1.65	Leased	Well installation services, fishing, drilling equipment, completion systems
New Iberia, Louisiana	69,804	18.80	Owned	Liner hangers
Edmonton, Alberta, Canada	69,336	2.80	Leased	Wireline services
Macaé, Brazil(1)	66,908	11.68	Owned	Well installation, downhole and controlled pressure drilling and testing services and cementing, completion and artificial lift products

	Facility Size	Property		Principal Services and Products
Location	(Sq. Ft.)	Size (Acres)	Tenure	Offered or Manufactured

Completion & Production Systems:
New Brighton, Minnesota	211,600	25.75	Owned	Water well and industrial screens
Nisku, Alberta, Canada	206,400	15.40	Owned	Reciprocating rod lift
Dubnica nad Vahom, Slovakia	163,396	5.75	Owned	Electric submersible pumping
Aberdeen, Scotland	148,379	8.67	Leased	Expandable slotted tubulars
Houston, Texas	130,000	14.00	Owned	Sand screens
Woodward, Oklahoma	118,000	49.58	Leased	Reciprocating rod and hydraulic lift
Houston, Texas	115,649	2.65	Owned	Cased hole and flow control
Edmonton, Alberta, Canada	108,797	11.34	Owned	Reciprocating rod lift, progressing cavity pumps
Greenville, Texas	108,300	26.43	Owned	Reciprocating rod lift, electric submersible pumps
Sao Leopoldo, Brazil	103,490	9.46	Owned	Progressing cavity pumps
Brisbane, Australia	98,658	4.04	Leased	Water well and industrial screens
Colorado Springs, Colorado	94,000	60.62	Owned	Reciprocating rod lift, electrical submersible pumps
Leetsdale, Pennsylvania	92,559	4.00	Leased	Drilling fluids, completion chemicals
Caxias do Sul, Brazil(1)	88,899	17.26	Owned	Packers, liner hangers
Kingwood, Texas	85,250	10.47	Leased	Well optimization equipment
Availles-en-Chatellerault, France	79,793	11.58	Leased	Screen fabrication
Scott, Louisiana	79,713	15.59	Owned	Tools for flow control, cased hole, safety valves
Longview, Texas	79,086	17.63	Owned	Reciprocating rod lift
Lloydminster, Alberta, Canada	77,700	6.81	Owned	Progressing cavity pumps
Rio Tercero, Argentina	77,611	7.11	Owned	Reciprocating rod and gas lift
Beeville, Texas	72,300	10.00	Owned	PVC extrusion
Newcastle, Australia	67,576	4.35	Owned	Mining and urethane screens
Corporate:
Houston, Texas	254,438	—	Leased	Corporate offices

(1)	Facility is shared by both our Evaluation, Drilling & Intervention Services and Completion & Production Systems Divisions.

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

Customers and Backlog

Our principal customers consist of major and independent oil and natural gas producing companies. During 2006, 2005 and 2004, none of our customers individually accounted for more than 10% of consolidated revenues.

Our backlog consists of customer orders for which a purchase order has been received, satisfactory credit arrangements exist and delivery is scheduled. The respective sales backlog was approximately $349 million as of December 31, 2006 and approximately $294 million for the comparable period in the prior year. All backlog is expected to be shipped during 2007.

Research and Development and Patents

We maintain world-class technology and training centers throughout the world. Our 29 research, development and engineering facilities are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and enhanced reservoir productivity. Our expenditures for research and development totaled $149.4 million in 2006, $107.4 million in 2005 and $83.6 million in 2004.

As many areas of our business rely on patents and proprietary technology, we have followed a policy of seeking patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance. In the U.S., we currently have 965 patents issued and over 450 pending. We have 1,485 patents issued in international jurisdictions and over 1,590 pending. We amortize patents over the years expected to be benefited, ranging from 3 to 20 years.

Many of our patents provide us with competitive advantages in our markets. Important patented products and technologies include:

(1) LWD and MWD systems, such as our “MFR” multi-frequency resistivity logging tool, our density- neutron combination logging tool, and our electro-magnetic telemetry tool;

(2) our controlled pressure drilling and testing drilling products and services, including our “Virtual Riser” offshore pressure control system, Williams high pressure rotating heads, internal riser rotating control heads for deepwater drilling, and our Clearwater chemicals and foam technology;

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

Although in the aggregate our patents are of considerable importance to the manufacturing and marketing of many of our products, we do not believe that the loss of any one of our patents would have a material adverse effect on our business.

Seasonality

Weather and natural phenomena can temporarily affect level of demand for our products and services. Spring months in Canada and winter months in the North Sea tend to negatively affect operations. In the summer of 2005, the Gulf of Mexico suffered an unusually high number of hurricanes with unusual intensity that adversely impacted our operations. The widespread geographical locations of our operations serve to mitigate the impact of the seasonal nature of our business.

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

Our 2006 expenditures to comply with environmental laws and regulations were not material, and we currently expect the cost of compliance with environmental laws and regulations for 2007 also will not be material.

Employees

We currently employ approximately 33,000 employees. Certain of our operations are subject to union contracts. These contracts, however, cover less than one percent of our employees. We believe that our relationship with our employees is generally satisfactory.

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

From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:

•	A downturn in market conditions could affect projected results. Any material changes in oil and natural gas supply and demand, oil and natural gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information we provide. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. During 2004, 2005 and 2006, worldwide drilling activity increased; however, if an extended regional and/or worldwide recession were to occur, it would result in lower demand and lower prices for oil and natural gas, which would adversely affect drilling and production activity and therefore would affect our revenues and income. We have assumed increases in worldwide demand will continue throughout 2007.

•	Availability of a skilled workforce could affect our projected results. Due to the high activity in the exploration and production and oilfield service industries there is an increasing shortage of available skilled labor. Our forward-looking statements assume we will be able to recruit and maintain a sufficient skilled workforce for activity levels.

•	Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to attain necessary raw materials or if we are unable to minimize the impact of increased raw materials costs through our supply chain initiatives or by passing through these increases to our customers, our margins and results of operations could be adversely affected.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology through leverage of our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to controlled pressure drilling and testing systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services.

•	Nonrealization of expected benefits from our 2002 corporate reincorporation could affect our projected results. We are incorporated in Bermuda and we operate through our various subsidiaries in numerous countries throughout the world including the United States. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda or jurisdictions in which we or any of our subsidiaries operates or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

•	Nonrealization of expected benefits from our 2005 acquisition of Precision Energy Services and Precision Drilling International could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of this acquisition, including synergies and operating efficiencies. Our integration of this acquisition was completed in 2006. Our forward-looking statements assume that we will realize the benefits of this integration throughout 2007. An inability to realize expected strategic advantages as a result of the acquisition would negatively affect the anticipated benefits of the acquisition.

•	The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of December 31, 2006, we had approximately $3.0 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currency exchange rates.

•	Adverse weather conditions in certain regions could aversely affect our operations. In the summer of 2005, the Gulf of Mexico suffered several significant hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. In the last three quarters of 2006, climatic conditions in Canada were not as favorable to drilling as we anticipated, which limited our potential results in that region. Similarly, unusually rough weather in the North Sea could reduce our operations and revenues from that area during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will not deviate significantly from historical patterns.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies. Any further military action undertaken by the U.S. or other countries could adversely affect our results of operations.

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

We conduct significant foreign operations that subject us to numerous risks

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

Currency Exposure

Approximately 38.9% of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive income in the shareholders’ equity section in our Consolidated Balance Sheets. We recognize remeasurement and transactional gains and losses on currencies in our Consolidated Statements of Income, which may adversely impact our results of operations. We enter into foreign currency forward contracts and other derivative instruments as an effort to reduce our exposure to currency fluctuations; however, there can be no assurance that these hedging activities will be effective in reducing or eliminating foreign currency risks.

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

Terrorism Exposure

The terrorist attacks that took place in the U.S. on September 11, 2001 and the subsequent ongoing war on terror have created many global economic and political uncertainties. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our businesses.

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

Acquisition Exposure

In August of 2005, we acquired Precision Energy Services and Precision Drilling International. In association with the acquisition, we identified pre-acquisition contingencies related to duties and taxes associated with the importation of certain equipment assets to foreign jurisdictions. We calculated a range of reasonable estimates of the costs associated with these duties. As no amount within the range appeared to be a better estimate than any other, we used the amount that is the low end of the range in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, and its interpretations. At December 31, 2006, we have recorded a liability in the amount of approximately $20 million for this matter. If we used the high end of the range, the aggregate potential liability would be approximately $27 million higher. It is reasonably possible that the actual amount paid to settle these items could be materially different from our estimate and could have a material adverse effect on our consolidated financial statements.

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

See “Item 1. Business — Properties” on page 13 of this report, which is incorporated by reference into this item.

Item 3.	Legal Proceedings

In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses, and we are subject to various self-retention limits and deductibles with respect to our insurance.

See “Item 1. Business — Other Business Data — Federal Regulation and Environmental Matters” on page 16 of this report, which is incorporated by reference into this item.

Although we are subject to various ongoing items of litigation, we do not believe any of the items of litigation to which we are currently subject will result in any material uninsured losses to us. It is possible, however, an unexpected judgment could be rendered against us in the cases in which we are involved that could be uninsured and beyond the amounts we currently have reserved.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the New York Stock Exchange under the symbol “WFT.” As of February 20, 2007, there were 2,099 shareholders of record. Additionally, there were 278 stockholders of Weatherford International, Inc. as of the same date who had not yet exchanged their shares. The following table sets forth, for the periods indicated, the range of high and low sales prices per common share as reported on the New York Stock Exchange. In 2005, our Board of Directors approved a two-for-one split of our common shares. As a result, all prices have been restated to reflect the two-for-one share split.

	Price
	High	Low

Year ending December 31, 2006
First Quarter	$46.19	$36.50
Second Quarter	58.73	44.04
Third Quarter	51.70	37.08
Fourth Quarter	47.05	38.25
Year ending December 31, 2005
First Quarter	$30.66	$24.25
Second Quarter	30.23	23.82
Third Quarter	35.68	28.55
Fourth Quarter	37.94	28.50

On February 20, 2007, the closing sales price of our common shares as reported by the New York Stock Exchange was $39.24 per share. We have not declared or paid cash dividends on our common shares since 1984.

In December 2005, our Board of Directors approved a share repurchase program under which up to $1 billion of our outstanding common shares could be purchased. Future purchases of our shares can be made in the open market or privately negotiated transactions, at the discretion of management and as market conditions warrant. During the quarter ended December 31, 2006, we purchased our common shares in the following amounts at the following average prices:

			Total Number
			of Shares
			Purchased as	Maximum Number (or
			Part of	Approximate Dollar
			Publicly	Value) of Shares
	Total Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs

October 1-October 31, 2006	606,000	$39.44	606,000	$468,451,250
November 1-November 30, 2006	—	—	—	468,451,250
December 1-December 31, 2006	400,000	42.57	400,000	451,424,461

	1,006,000	40.69	1,006,000	451,424,461

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

During the quarter ended December 31, 2006, we withheld common shares to satisfy these tax withholding obligations as follows:

	No. of	Average
Period	Shares	Price

October 1-October 31, 2006	—	$—
November 1-November 30, 2006	44,652	42.00
December 1-December 31, 2006	345	44.72

On February 28, 2002, we issued a warrant to purchase up to 6.5 million of our common shares at $30.00 per share as part of the consideration given to obtain a worldwide license to Shell Technology Ventures Inc.’s expandable technology. Effective July 12, 2006, we and Shell Technology Ventures Inc. amended and restated this warrant. The amendments reflect, among other things, changes in our capital and organizational structure since the original warrant was issued in February 2002. The warrant is exercisable until February 28, 2012 and is subject to adjustment for changes in our capital structure or our issuance of dividends in cash, securities or property. To the extent that the amendment and restatement of the warrant constitutes the issuance of a new security, that new security was issued solely in exchange for the original warrant. There were no cash proceeds from the exchange. That new security was an exempted security not subject to registration as provided by Section 3(a)(9) of the Securities Act of 1933.

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

The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The following information may not be deemed indicative of our future operating results. The information presented has been restated to reflect our fourth quarter 2005 two-for-one share split, and the years ended December 31, 2003 and 2002 have been restated to reflect Gas Services International compression fabrication business as a discontinued operation.

	Year Ended December 31,
	2006	2005(a)	2004(b)	2003(c)	2002(d)
	(In thousands, except per share amount)

Statements of Operations Data:
Revenues	$6,578,928	$4,333,227	$3,131,774	$2,562,034	$2,288,424
Operating Income	1,340,209	564,842	402,265	279,365	274,684
Income (Loss) From Continuing Operations	896,369	466,209	337,299	147,243	(6,959)
Basic Earnings (Loss) Per Share From Continuing Operations	2.59	1.55	1.26	0.58	(0.03)
Diluted Earnings (Loss) Per Share From Continuing Operations	2.53	1.47	1.17	0.56	(0.03)
Balance Sheet Data:
Total Assets	$10,139,248	$8,580,304	$5,543,482	$4,994,324	$4,494,989
Long-term Debt	1,564,600	632,071	1,404,431	1,379,611	1,513,907
Shareholders’ Equity	6,174,799	5,666,817	3,313,389	2,708,068	1,974,496
Cash Dividends Per Share	—	—	—	—	—

(a)	In August 2005, we acquired Precision Energy Services and Precision Drilling International for $942.7 million in cash and 52.0 million Weatherford common shares. In connection with the acquisition we recorded exit and restructuring charges of $114.2 million, $78.7 million net of tax. In August 2005, we settled our Zero Coupon Convertible Senior Debentures and expensed $4.7 million, $3.3 million net of tax, of unamortized issuance costs. In December 2005, we recorded a $115.5 million gain on the sale of our remaining shares of Universal common stock with no related income tax impact.

(b)	In 2004, we recorded a $77.6 million gain on the sale of Universal common stock. There was no income tax impact related to the sale.

(c)	In August 2003, we incurred $20.9 million, $13.6 million net of taxes, of debt redemption expenses related to the early extinguishment of our Convertible Preferred Debentures.

(d)	In 2002, we recorded a $217.1 million non-cash write down of our investment in Universal and a $15.4 million restructuring and asset impairment charge related to a rationalization of our businesses in light of industry conditions. The net after tax impact of these charges was $156.2 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive overview which provides a general description of our company today, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for 2007 and 2008. Next, we analyze the results of our operations for the last three years, including the trends in our business and a summary of our severance, restructuring and asset impairment charges. Then we review our cash flows and liquidity, capital resources and contractual commitments. We conclude with an overview of our critical accounting judgments and estimates and a summary of recently issued accounting pronouncements.

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

The following chart sets forth certain statistics that reflect historical market conditions:

			North
		Henry Hub	American Rig	International
	WTI Oil(1)	Gas(2)	Count(3)	Rig Count(3)

2006	$61.05	$6.30	2,178	1,029
2005	61.04	11.23	2,046	948
2004	43.45	6.15	1,686	869

(1)	Price per barrel as of December 31 — Source: Applied Reasoning, Inc.

(2)	Price per MM/BTU as of December 31 — Source: Oil World

(3)	Average rig count for December — Source: Baker Hughes Rig Count and other third-party data for Iran and Sudan

Although oil and natural gas prices have continued to fluctuate over the last several years, the average annual price of oil and natural gas has continued to increase. Oil prices ranged from a high of $77.03 per barrel in July of 2006 to a low of $17.97 per barrel in January of 2002. Natural gas prices ranged from a high of $15.42 per MM/BTU in December of 2005 to a low of $1.91 per MM/BTU in January of 2002. Factors influencing oil and natural gas prices during the three-year period include persistent hydrocarbon inventory levels, realized and expected economic growth, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty, including the uncertainty of Iraqi oil production.

Historically, the majority of worldwide drilling activity has been concentrated in North America. From mid-1999 through mid-2001, North American rig count improved steadily, peaking in the first quarter of 2001 at a quarterly average of 1,636 rigs. The level of drilling and completion spending in North America also improved steadily for this same time period with an overall improvement greater than 100%. During the latter part of 2001, the rig count started to decline, and the decline continued through mid-2002. Since mid-2002, the North American rig count has improved to a fourth quarter 2006 rig count average of 2,160 rigs. Traditionally, the international rig count has not been as volatile as the North American rig count. The international market experienced a 10% improvement in the 2006 average annual rig count as compared to the previous year and 20% improvement as compared to 2004.

During 2006, drilling and completion spending has continued to increase in both North America and the international markets. According to Spears & Associates, 2006 drilling and completion spending increased 42% in North America and 24% in international markets as compared to 2005 levels. Drilling and completion spending growth during 2007 is anticipated to be driven by the international markets. According to Spears & Associates, drilling and completion spending during 2007 is anticipated to increase approximately 16% in international markets while declining approximately 3% in North America markets as compared to 2006 levels.

Opportunities and Challenges

The nature of our industry offers many opportunities and challenges. We have created a long-term strategy aimed at growing our business, servicing our customers, and most importantly, creating value for our shareholders. The success of our long-term strategy will be determined by our ability to manage effectively any industry cyclicality, respond to industry demands and successfully maximize the benefits from our acquisitions.

The cyclicality of the energy industry impacts the demand for our products and services. Certain of our products and services, such as our drilling and evaluation services, well installation services and well completion services, depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on production activity. We believe that decline rates, a measure of the fall in production from a well over time, are accelerating. We also believe that there has been, and will continue to be, a deterioration in the quality of incremental hydrocarbon formations that our customers develop and that these formations will require more of our products and services than higher quality formations. The market for oilfield services will grow year on year relative to the decline rates and the implicit rate of demand growth. We are aggressively, but methodically, expanding our people, manufacturing and equipment capacity to meet the demands of the industry.

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

2007 and 2008 Outlook

We believe the outlook for our businesses is favorable. As decline rates accelerate and reservoir productivity complexities increase, our clients will face growing challenges securing desired rates of production growth. Assuming the demand for hydrocarbons does not weaken, these phenomena provide us with a robust outlook. The acceleration of decline rates and the increasing complexity of the reservoirs increase our customers’ requirements for technologies that improve productivity.

In particular, the international markets are experiencing a multi-year expansion, with the Eastern Hemisphere standing out as the strongest market. The dynamics in North America are different. Near term, the climate will dictate activity in North America. Weather-related activity decreases were experienced in North America during the fourth quarter of 2006, particularly in Canada. Aside from seasonal swings, further declines in the 2007 Canadian market are likely. High natural gas storage levels could also impact near-term activity; however we believe any activity declines would be short lived, if they were to occur.

Looking into 2007 and 2008, we expect average worldwide rig activity to grow as compared to fourth quarter 2006 levels, and we expect our business to continue to grow at a faster rate than the underlying rig count. We expect the Eastern Hemisphere to be our highest growth market during 2007, followed by the Latin America market. We expect our growth in 2007 and 2008 to be broad based, with all of our product and service lines continuing to build on 2006 achievements. These improvements should be driven by the strength of our technology and our global infrastructure. We expect our newer technologies to continue to gain traction across a wider breadth of geographic markets, similar to our performance in 2006.

Geographic Markets.  Climate, natural gas storage levels and commodity prices will dictate the rate of oilfield service activity growth in North America during 2007 and 2008. While these factors are difficult to predict with any certainty over short periods of time, we believe that the North American market has positive secular growth attributes over the longer term. Over the next 12 to 18 months, North America activity is likely to remain at or around current levels, on average. We expect most of our growth in 2007 and 2008 will come out of the international markets. Eastern Hemisphere growth will be driven by year over year increases in the Middle East, North Africa, West Africa, China, Russia and Central Europe. In addition, we expect volume increases in Latin America with improvements stemming from Brazil, Mexico and Argentina. The North Sea is expected to show modest growth throughout 2007. In the course of 2007, we anticipate the Eastern Hemisphere will surpass the U.S. market as our largest market.

Pricing.  The overall pricing outlook is positive. Pricing is trending upwards, concurrently with raw material and labor cost inflation. We expect pricing to remain positive throughout 2007, net of cost increases. Price improvements are being realized on a contract-by-contract basis and are occurring in different classes of products and service lines depending upon the region.

Overall, the level of market improvements for our businesses for 2007 will continue to depend heavily on our ability to gain market share, primarily in the Eastern Hemisphere, recruit and retain personnel and secure further acceptance of our new technologies. The continued strength of the industry will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

Results of Operations

In connection with our integration plan relating to the acquisition of divisions of Precision Drilling Corporation and the operational realignment of our Pipeline and Specialty Services businesses, we undertook a review of our presentation of segment information in the second quarter of 2006. In addition to their former businesses,

Evaluation, Drilling & Intervention Services now includes the operations of Precision Drilling International, and Completion & Production Services includes the operations of Pipeline and Specialty Services.

The following charts contain selected financial data comparing our consolidated and segment results from operations for 2006, 2005 and 2004. On August 31, 2005, we completed the acquisition of Precision Energy Services and Precision Drilling International, divisions of Precision Drilling Corporation. The results of operations from the acquired businesses are included in our results of operations from the date of acquisition; therefore, the year ended December 31, 2005 includes four months of activity from these acquired businesses. We are unable to provide certain information regarding our current period results excluding the impact of acquisitions due to the integration of these acquisitions into our operations.

  Comparative Financial Data

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except percentages and
	per share data)

Revenues:
Evaluation, Drilling & Intervention Services	$4,234,024	$2,528,745	$1,697,635
Completion & Production Systems	2,344,904	1,804,482	1,434,139

	6,578,928	4,333,227	3,131,774
Gross Profit %(a):
Evaluation, Drilling & Intervention Services (a)	38.0%	34.2%	34.1%
Completion & Production Systems	32.1	28.6	27.6

	35.9	31.9	31.1
Research and Development:
Evaluation, Drilling & Intervention Services	$96,353	$56,909	$39,258
Completion & Production Systems	53,076	50,453	44,294

	149,429	107,362	83,552
Selling, General and Administrative Attributable to Segments:
Evaluation, Drilling & Intervention Services	487,395	301,813	216,378
Completion & Production Systems	274,326	247,754	219,986

	761,721	549,567	436,364
Corporate General and Administrative	115,593	77,154	55,889
Equity in Earnings of Unconsolidated Affiliates	(5,830)	(10,427)	(3,838)
Exit Costs and Restructuring Charges	—	93,581	—
Operating Income (Expense):
Evaluation, Drilling & Intervention Services	1,025,630	506,737	323,190
Completion & Production Systems	424,342	218,413	131,126
Exit Costs and Restructuring Charges	—	(93,581)	—
Corporate (b)	(109,763)	(66,727)	(52,051)

	1,340,209	564,842	402,265
Gain on Sale of Universal Common Stock	—	115,456	77,642
Debt Redemption Expense	—	(4,733)	—
Interest Income	6,656	11,208	3,846
Interest Expense	(109,577)	(80,343)	(63,562)
Other, Net	(13,065)	19,762	10,556

Effective Tax Rate	25.9%	25.4%	21.5%

Income from Continuing Operations per Diluted Share	$2.53	$1.47	$1.17

Income (Loss) from Discontinued Operation, Net of Taxes	—	1,211	(7,153)

Net Income per Diluted Share	2.53	1.47	1.15

Depreciation and Amortization	483,061	334,338	255,884

(a)	During the year ended December 31, 2005, we incurred $20.7 million of inventory write-downs associated with our 2005 acquisition of Precision. Total Costs of Products and Services associated with the 2005 Exit and Restructuring Charge were $51.3 million (see page 30).

(b)	Includes equity in earnings of unconsolidated affiliates which are integral to our operations.

Consolidated Revenues by Geographic Region

	Year Ended December 31,
	2006	2005	2004

U.S.	38%	37%	36%
Canada	18	18	17
Latin America	11	10	10
Europe, CIS and West Africa	13	15	18
Middle East and North Africa	14	12	12
Asia Pacific	6	8	7

Total	100%	100%	100%

Company Results

Revenues

Consolidated revenues increased $2,245.7 million, or 51.8%, in 2006 as compared to 2005. The 2005 acquisition of Precision Energy Services and Precision Drilling International contributed approximately $1,040 million of the increase. The remaining increase was due primarily to market activity, share gains and pricing initiatives. North America generated revenue growth of 53.0%, and included revenue increases of 56.2% and 46.5% in the U.S. and Canada, respectively. Excluding revenues from acquisitions, North America revenues increased approximately $700 million, or 33%. This region’s increase outpaced the North America rig count increase of 15.3%. The increase in activity and pricing in the U.S. and Canadian markets were the key contributors to revenue growth during 2006. Internationally, revenues increased $973.8 million, 50.4%, or approximately $510 million, 29%, excluding acquisitions, as compared to the 10.4% increase in the average annual international rig count. Excluding our acquisitions, the revenue increase was generated by increased volume through market share and activity improvement and increased pricing obtained through the renewal of long-term contracts. Our international revenue growth, excluding acquisitions, was led by increases of approximately 41%, 30% and 24% in the Middle East and North Africa region, the Latin America region and the Europe, CIS and West Africa region, respectively.

Consolidated revenues increased $1,201.5 million, or 38.4%, in 2005 as compared to 2004. The acquisition of Precision Energy Services and Precision Drilling International contributed $448.3 million of the increase. Organic growth of $753.2 million was due primarily to market activity, share gains and pricing initiatives. North America generated revenue growth of 43.8%, and included revenue increases of 41.0% and 49.7% in the U.S. and Canada, respectively. Excluding acquisitions, North America revenues increased $481.1 million, or 28.8%. This increase is compared to an average annual North America rig count increase of 18.1%, and was due to product specific market share gains, activity increases and pricing improvement. Although our U.S. operations generated substantial revenue growth during 2005, certain of our U.S. manufacturing and distribution facilities were negatively impacted by devastating hurricane activity in the Gulf Coast region. Internationally, revenues increased $470.3 million, 32.2%, or $272.1 million, 18.6%, excluding acquisitions, as compared to the 8.6% increase in the average annual international rig count. Excluding our acquisitions, the revenue increase was generated by increased volume through market share and activity improvement and increased pricing obtained through the renewal of long-term contracts. Our international revenue growth, excluding acquisitions, was led by increases of 29.8%, 19.6% and 15.8% in the Asia Pacific, Middle East and North Africa and Europe, CIS and West Africa regions, respectively.

Gross Profit

Our gross profit as a percentage of revenues increased from 31.9% in 2005 to 35.9% in 2006. This increase was primarily the result of the positive impact of higher base revenues to cover fixed costs, with additional contributions from stronger North America and international pricing. In addition, the year ended December 31, 2005 included inventory write downs of $20.7 million associated with our 2005 integration/reorganization plan.

Our gross profit as a percentage of revenues increased from 31.1% in 2004 to 31.9% in 2005. The increase in our gross profit percentage in 2005 was primarily volume related, with additional contributions from stronger pricing increases. This increase was offset by increasing labor costs, inventory write downs of $20.7 million associated with our 2005 integration/reorganization plan and the lower margins of businesses acquired in 2005.

Research and Development

Research and development expenses increased $42.1 million, or 39.2%, in 2006 as compared to 2005 and $23.8 million, or 28.5%, in 2005 as compared to 2004. Research and development expenses as a percentage of revenues were 2.3%, 2.5% and 2.7% in 2006, 2005 and 2004, respectively. Our 2005 acquisition accounted for approximately $40 million of the current year’s increase and approximately $15 million of the increase experienced during 2005. The remaining increases of research and development expenditures reflect our continued focus on developing and commercializing new technologies as well as investing in our core product offerings.

Corporate General and Administrative

Corporate general and administrative expenses increased $38.4 million, or 49.8%, from 2005 to 2006. Approximately $17 million of the increase is due to severance charges. The remainder of the increase is primarily due to increased costs associated with higher employee compensation expense and professional services fees. Corporate general and administrative expenses increased $21.3 million, or 38.0%, from 2004 to 2005 due primarily to increases in stock-based compensation, severance, increases in professional fees and increased costs associated with our 2005 acquisition.

Exit Costs and Restructuring Charges

During 2005, we underwent both a restructuring related to our acquisition of Precision and reorganization activities related to our historical businesses, including a change in management, a change in regional structure and an evaluation of product lines. We incurred exit costs of $114.2 million related to this exit and reorganization. The charge included an inventory write-down of $20.7 million which has been recorded in Cost of Products and a remaining amount of $93.6 million which has been recorded as Exit Costs and Restructuring Charges in the accompanying Consolidated Statements of Income.

The exit plan related to the Precision acquisition resulted in exit costs and restructuring charges of $105.5 million. We initiated an integration plan to combine worldwide operations, rationalize product lines, and eliminate certain products, services and locations. Product line rationalization included wireline, controlled pressure drilling and testing and directional product and service offerings. Inventory totaling $20.7 million was written-down. Asset impairment charges included $20.9 million for fixed assets, $12.9 million related to information technology and $1.7 million related to investments. Employee severance and termination benefits totaled $33.0 million. Contract terminations and facility closures of $7.3 million were also recorded. In connection with the valuation of the Precision assets, $9.0 million was identified as purchased in process research and development and was written-off.

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

The 2005 integration and reorganization plans are substantially complete as of December 31, 2006. No additional costs were recorded during the year ended December 31, 2006, and we do not anticipate future charges, relating to these activities. A summary of the exit costs and restructuring charges by segment is as follows:

	Evaluation,
	Drilling &	Completion &
	Intervention	Production
	Services	Systems	Corporate	Total
	(In thousands)

Cost of Products	$20,654	$3,842	$—	$24,496
Cost of Services	25,766	1,083	—	26,849
Research and Development	9,000	—	—	9,000
Selling General & Administrative	17,349	3,803	—	21,152
Corporate General & Administrative	—	—	32,738	32,738

Total	72,769	8,728	32,738	114,235
Cash Payments	(20,239)	(7,905)	(13,830)	(41,974)
Non-cash Utilization	(52,410)	(722)	(15,852)	(68,984)

Balance at December 31, 2006	$120	$101	$3,056	$3,277

As of December 31, 2006, the remaining accrual was comprised primarily of severance benefits. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through 2018.

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

Interest Expense

Interest expense increased $29.2 million, or 36.4%, in 2006 as compared to 2005. This increase was due primarily to our additional long-term debt issuances during 2006 used to fund our acquisition of shares under our share repurchase program and to fund current year acquisitions. The increase was partially offset by the settlement of our Zero Coupon Convertible Senior Debentures and the reduction of our outstanding debt balance with the proceeds received from the sale of our remaining investment in Universal Compression, which occurred in the third and fourth quarters of 2005, respectively. Interest expense increased $16.8 million, or 26.4%, in 2005 as compared to 2004. This increase was due primarily to the incremental borrowings used to fund the cash portion of our 2005 acquisition, offset by the settlement of our Zero Coupon Convertible Senior Debentures during the third quarter of 2005.

Other, Net

Other, net decreased $32.8 million from 2005 to 2006 primarily as a result of unfavorable changes in foreign exchange rates experienced during the current year. In addition, the year ended December 31, 2005 included equity in earnings of $9.5 million from our investment in Universal Compression. Our remaining interest in Universal Compression was sold in December of 2005. Our other, net increased approximately $9.2 million from 2004 to 2005 primarily due to the favorable impact of fair value changes in foreign exchange and interest rate derivatives not accounted for as hedging instruments.

Income Taxes

Our effective tax rates were 25.9% in 2006, 25.4% in 2005, and 21.5% in 2004. During 2006, we realized a tax benefit of $26.4 million related to the favorable settlement of certain foreign tax exposures, which lowered our effective rate for the period.

During 2005, we incurred exit and restructuring charges and debt redemption expense of $119.0 million, $81.9 million net of tax, and a gain on our sale of Universal Compression common stock of $115.5 million with no related tax impact. We also incurred additional tax expense of $23.9 million associated with the impairment of certain foreign tax credits resulting from the integration of the Precision acquisition into our tax structure. These items and their associated income tax impact reduced our 2005 effective income tax rate.

Our 2004 effective tax rate was reduced due to our sale of Universal common stock which generated a $77.6 million gain with no related tax impact.

Segment Results

Evaluation, Drilling & Intervention Services

Evaluation, Drilling & Intervention Services revenues increased $1,705.3 million, or 67.4%, in 2006 as compared to 2005. All of our product lines generated substantial growth. Our third quarter 2005 acquisition of Precision Energy Services provided significant top-line growth in our controlled pressure drilling and testing systems, cased and open hole wireline and directional drilling product line offerings. Geographically, the North America revenue increase of $849.5 million, or 69.1%, included approximately $570 million of revenues from acquisitions. The increase of approximately 28% before acquisitions was due to volume growth above the 15.3% increase in the average annual North America rig count and price increases in the U.S. market implemented during the first half of 2006. International revenues increased $855.7 million, or 65.8%, from 2005 to 2006. The most significant organic international growth was in the Middle East and North Africa region, the Asia Pacific region, and the Europe, CIS and West Africa region, where revenues increased approximately 43%, 40% and 31%, respectively. Our international revenue growth, excluding acquisitions, increased approximately $390 million, or 35% as compared to a 10.4% increase in the average international rig count. This increase reflects our continued investment in the Eastern Hemisphere and new, technologically advanced product offerings.

Evaluation, Drilling & Intervention Services revenues increased $831.1 million, or 49.0%, in 2005 as compared to 2004. Excluding the impact of acquisitions, the increase was $382.8 million, or 22.6%. Our controlled pressure drilling and testing systems, proprietary drilling tools, well installation systems and intervention services all posted significant growth during 2005, excluding the impact of acquisitions. Our 2005 acquisition provided significant top-line growth to our cased and open hole wireline and directional drilling product line offerings. Geographically, the North America revenue increase of $446.9 million, or 57.2%, included $250.1 million of revenues from the Precision Energy Services acquisition. The increase of 25.2% before acquisitions was due to volume growth above the 18.1% increase in the average annual North America rig count and price increases in the U.S. market implemented throughout 2005. International revenues increased $384.2 million, or 41.9%, from 2004 to 2005. Precision Energy Services contributed $198.2 million of international revenue of which approximately 41% was derived in Latin America. Excluding acquisitions, the international revenue increase of $186.0 million, or 20.3%, was generated primarily by increases of 25.0%, 20.6%, and 20.2% in the Latin America region, the Europe, CIS and West Africa region and the Asia Pacific region, respectively. This increase in international revenues was over two times the increase in activity as measured by the average annual international rig count, which increased 8.6%, and reflects our continued investment in the Eastern Hemisphere and new, technologically advanced product offerings.

Our gross profit as a percentage of revenue was 38.0% in 2006, 34.2% in 2005, and 34.1% in 2004. The increase in our gross profit percentage in 2006 was primarily volume driven, with additional benefits realized from the North America and international price increases. The year ended 2005 included $20.7 million of inventory write downs associated with our 2005 integration/reorganization plan. The increase in our gross profit percentage in 2005 over 2004 levels was due primarily to increases in pricing and volume, offset by increasing labor and raw material costs, the impact of the 2005 hurricanes on our U.S. operations, an inventory write down of $20.7 million associated with our 2005 integration/reorganization plan and the impact of the 2005 acquisition. Although the acquired product lines have similar margins to our historical divisional margins in North America, the start-up nature of the operations in the Eastern Hemisphere had a negative impact on overall gross profit margins of the acquired business during 2005.

Research and development expenses increased $39.4 million, or 69.3%, from 2005 to 2006 and $17.7 million, or 45.0%, from 2004 to 2005. Our late 2005 acquisition of Precision was the primary cause of the increase in expenditures year over year. As a percentage of revenues, research and development expenses for each of the three years ended 2006, 2005 and 2004 were 2.3%.

Selling, general and administrative expenses as a percentage of revenues were 11.5%, 11.9%, and 12.7% in 2006, 2005 and 2004, respectively. The decline as a percentage of revenues was due primarily to our higher revenue base to absorb certain inherent fixed costs included in our selling, general and administrative expenses, such as intangible asset amortization.

Completion & Production Systems

Completion & Production Systems revenues increased $540.4 million, or 29.9%, in 2006 as compared to 2005. This increase was driven primarily by higher demand across all product lines. On a geographic basis, North America revenues increased $422.4 million, or 36.0%, and included increases of 48.0% and 16.3% in the U.S. and Canada, respectively. Improvements in the region, beyond increases in activity, were primarily due to North America price increases and product specific U.S. market share gains. International revenues improved $118.0 million, or 18.7%, and were led by revenue growth of 35.7% in the Middle East and North Africa region and 31.2% in the Latin America region.

Completion & Production Systems revenues increased $370.3 million, or 25.8%, in 2005 as compared to 2004. Significant revenue growth was generated by our portfolio of artificial lift products and services and our continued introduction of our fracturing technologies. We also realized revenue growth in our sand screen applications, including expandable sand screens. North America revenues increased $284.2 million, or 32.0%, and included increases of 42.9% and 17.3% in the U.S. and Canada, respectively. In addition to an increase in activity, as indicated by an 18.1% increase in the average annual North America rig count, increases in pricing and product specific U.S. market share gains attributed to the increase in revenue. Our international operations realized revenue growth of $86.1 million, or 15.8%. The Eastern Hemisphere fueled this robust growth with increases of 40.4%, 27.6% and 8.6% in the Asia Pacific region, the Middle East and North Africa region and the Europe, CIS and West Africa region, respectively.

Gross profit as a percentage of revenue was 32.1% in 2006, 28.6% in 2005, and 27.6% in 2004. The continued increase in this segment’s gross profit percentages was due primarily to the higher revenue base, increases in pricing in the U.S. market and changes in product mix.

Selling, general and administrative expenses as a percentage of revenues were 11.7%, 13.7% and 15.3% in 2006, 2005 and 2004, respectively. The percentage decline was due primarily to our higher revenue base and certain inherent fixed costs included in our selling, general and administrative expenses such as intangible asset amortization. In addition, the year ended 2006 includes the effect from the divestiture of a portion of our minority interest in a subsidiary. This transaction represents approximately 7% of selling, general and administrative expenses for the year ended 2006.

Discontinued Operation

Our discontinued operation consists of our Gas Services International compression fabrication business. We generated a gain from our discontinued operation of $1.2 million, net of taxes, for the year ended December 31, 2005 and incurred a loss from our discontinued operation, net of taxes, of $7.2 million for the year ended December 31, 2004. The sale of this business was finalized in July 2005 for a gain of approximately $0.6 million. Included in the 2004 loss were non-cash charges related to goodwill and asset impairments of $3.1 million and an income tax provision of $2.4 million to record a valuation allowance against unrealized deferred tax assets.

Liquidity and Capital Resources

Historical Cash Flows

Our historical cash flows for the years ended December 31, 2006 and 2005 were as follows:

	Year Ended December 31,
	2006	2005
	(In millions)

Net Cash Provided by Operating Activities	$1,087.0	$503.1
Acquisition of Businesses, Net of Cash Acquired	(194.3)	(991.1)
Acquisition of Intellectual Property	(31.2)	(13.4)
Capital Expenditures for Property, Plant & Equipment	(1,071.1)	(526.6)
Proceeds from Sale of Universal Common Stock	—	276.8
Proceeds from Sale of Assets and Businesses	39.9	15.9
Other Investing Activities	14.2	(16.5)
Cash Paid for Redemption of Zero Coupon Convertible Debentures	—	(348.8)
Borrowings of Long-Term Debt and Short-Term Facilities, Net	622.5	728.8
Purchases of Treasury Shares	(548.6)	—
Proceeds from Exercise of Stock Options	55.4	191.1
Other Financing Activities	18.2	(2.5)

Net Decrease in Cash and Cash Equivalents	$(8.0)	$(183.2)

Sources of Liquidity

Our sources of liquidity include current cash and cash equivalent balances, cash generated from operations, and committed availabilities under bank lines of credit. In 2005, we also generated cash proceeds from the sale of our investment in Universal Compression Holdings, Inc. and non-core businesses. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and the capital markets with debt, equity and convertible offerings. We maintain a shelf registration statement covering the future issuance of various types of securities, including debt, common shares, preferred shares and warrants.

Committed Borrowing Facilities

The following summarizes our short-term committed financing facilities and our usage and availability of committed facilities as of December 31, 2006 (in millions):

			Uses of Availability
			Commercial
Short-term Committed	Facility	Expiration	Paper		Letters of	Committed
Financing Facilities	Amount	Date	Support	Drawn	Credit	Availability

Revolving Credit Facility	$1,500.0	May 2011	$490.8	$75.3	$25.8	$908.1
Canadian Facility	21.5	July 2007	—	6.9	0.3	14.3

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

On May 2, 2006, we amended and restated our revolving credit agreement with a syndicate of banks of which JPMorgan Chase Bank is the Administrative Agent (“Revolving Credit Facility”). As restated, the Revolving Credit Facility provided us a $750.0 million, five-year multi-currency senior unsecured revolving credit facility. The

Revolving Credit Facility provided that, with the consent of the lenders, we could increase the size of the facility up to $1.5 billion. Effective November 14, 2006, we increased the aggregate lending commitment available under this facility to $1.5 billion. Based on our current debt ratings, we will pay a commitment fee of 0.08% per year, and borrowings under the facility will bear interest at variable annual rates based on LIBOR plus 0.27%, plus an additional 0.05% for any period in which more than half of the total commitment is utilized. The Revolving Credit Facility superceded our previous $500.0 million facility that was scheduled to mature May 12, 2006. The weighted average interest rate on the outstanding borrowing under this facility was 5.4% at December 31, 2006.

The Revolving Credit Facility requires us to maintain a debt-to-capitalization ratio of less than 60% and contains other covenants and representations customary for investment-grade commercial credit. We were in compliance with these covenants at December 31, 2006. The Revolving Credit Facility is guaranteed by our wholly-owned indirect subsidiary, Weatherford International, Inc., subject to certain conditions. The Revolving Credit Facility does not contain any provisions that make its availability dependent upon our credit ratings; however, the interest rate is dependent upon the credit rating of our long-term senior debt.

We also maintain a Canadian dollar committed facility (“Canadian Facility”) to support our operations in that country. The Canadian Facility provides for borrowings or letters of credit under the facility up to an aggregate of 25.0 million Canadian dollars, or $21.5 million as of December 31, 2006. The weighted average interest rate of the outstanding borrowings of this facility was 6.7% at December 31, 2006.

Commercial Paper

In October 2005, we initiated a commercial paper program under which we may from time to time issue short-term unsecured notes. In connection with this program, we entered into agreements with third-party lending institutions under which each of these lending institutions may act as dealers of this commercial paper. Also in connection with the program, Weatherford International, Inc., one of our wholly-owned indirect subsidiaries, provides a guarantee of any commercial paper notes that we may issue. Our commercial paper issuances are supported by the Revolving Credit Facility. In connection with the increase in the aggregate lending commitments under our Revolving Credit Facility, the size of our commercial paper program was increased to $1.5 billion on November 15, 2006. As of December 31, 2006, we had $490.8 million of outstanding commercial paper issuances with maturities ranging from 3 to 26 days. The weighted average interest rate related to outstanding commercial paper issuances at December 31, 2006 was 5.4%.

Cash Requirements

During 2007, we anticipate our cash requirements to include working capital needs, capital expenditures, and the repurchase of our common shares.

Capital expenditures for 2007 are projected to be approximately $1.0 billion. The expenditures are expected to be used primarily to support the growth of our business and operations. Capital expenditures during the year ended December 31, 2006 were $999.3 million, net of proceeds from tools lost down hole of $71.8 million.

In December 2005, our board authorized us to repurchase up to $1.0 billion of our outstanding common shares. We may from time to time repurchase our common shares depending upon the price of our common shares, our liquidity and other considerations. During the year ended December 31, 2006, we repurchased 12.5 million of our common shares at an aggregate price of $548.6 million.

From time to time we acquire businesses or technologies that increase our range of products and services, expand our geographic scope or are otherwise strategic to our businesses. During the year ended December 31, 2006, we used approximately $194.3 million in cash, net of cash acquired, in business acquisitions.

Contractual Obligations

The following summarizes our contractual obligations and contingent commitments by period. The obligations we pay in future periods may vary from those reflected here due to certain assumptions including the duration of our obligations and anticipated actions by third parties.

	Payments Due by Period
		Less than	1-3	4-5	After 5
Obligations and Commitments	Total	1 Year	Years	Years	Years
	(In millions)

Recorded Obligations:
Short-term debt	$633.0	$633.0	$—	$—	$—
Senior notes (a)	1,550.0	—	—	350.0	1,200.0
Other long-term debt	23.8	13.5	8.7	1.6	—
Unrecorded Obligations:
Noncancellable operating leases	315.2	59.9	79.0	52.6	123.7
Letters of credit	159.1	106.8	33.4	10.1	8.8

Total contractual obligations	$2,681.1	$813.2	$121.1	$414.3	$1,332.5

(a)	Amounts represent the expected cash payments for our total debt and do not include any unamortized discounts or deferred gains on terminated interest rate swap agreements.

Short-term Debt

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At December 31, 2006, we had $60.0 million in short-term borrowings outstanding under these arrangements with a weighted average interest rate of 6.5%.

Senior Notes

On August 7, 2006, we completed an offering of $600.0 million senior notes at a coupon rate of 6.50% (“6.50% Senior Notes”) with a maturity in August 2036. Net proceeds of $588.3 million were used to partially repay outstanding borrowings on our commercial paper program. Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year. The notes are fully and unconditionally guaranteed by Weatherford International, Inc. In connection with the issuance, we elected to notify our administrative agent under our 364-Day Facility to terminate the commitments under that agreement. In addition, the size of our commercial paper program was reduced to correspond to the availability under the Revolving Credit Facility.

On May 15, 2006, the stated maturity date, we repaid in full the outstanding $200.0 million of 7 1/4% Senior Notes plus all accrued interest.

On February 17, 2006, we completed an offering of $350.0 million of 5.50% senior notes due 2016 (“5.50% Senior Notes”). The notes are fully and unconditionally guaranteed by Weatherford International, Inc. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year. Net proceeds from the offering were $346.2 million and were used to reduce borrowings on our commercial paper program.

On October 7, 2003, we issued $250.0 million of 4.95% senior notes due 2013 (“4.95% Senior Notes”). The notes are fully and unconditionally guaranteed by Weatherford International, Inc. Interest on the notes is payable semi-annually in arrears on April 15 and October 15 of each year.

On November 16, 2001, we issued $350.0 million of 6 5/8% senior notes due 2011 (“6 5/8% Senior Notes”). Interest on the 6 5/8% Senior Notes is payable semi-annually on May 15 and November 15. The notes were issued by our wholly-owned indirect subsidiary, Weatherford International, Inc., and are fully and unconditionally guaranteed by Weatherford International Ltd.

Other Long-term Debt

We have long-term borrowings with various domestic and international institutions, primarily related to capital leases and foreign and other bank debt. At December 31, 2006, we had $23.8 million in other long-term borrowings outstanding under these arrangements with a weighted average interest rate of 6.2%.

Derivative Instruments

From time to time, we enter into derivative transactions to hedge existing or projected exposures to changes in interest rates and foreign currency exchange rates. We do not enter into derivative transactions for speculative or trading purposes.

Interest Rate Swaps

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

As of December 31, 2006 and 2005, we had net unamortized gains of $14.3 million and $18.3 million, respectively, associated with interest rate swap terminations. These gains have been deferred and recorded as an adjustment to the carrying value of the related debt and are amortized against interest expense over the remaining term of the debt issuance against which they were hedged. Our interest expense was reduced by $4.0 million, $6.8 million and $12.3 million for 2006, 2005 and 2004, respectively, as a result of our interest rate swap activity. There were no interest rate swap agreements outstanding as of December 31, 2006 and 2005.

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

In July 2006 we entered into interest rate derivative instruments for a notional amount of $500.0 million to hedge projected exposures to interest rates in anticipation of a future debt issuance. Those hedges were terminated at the time of issuance of the 6.50% Senior Notes. We paid a cash settlement of $1.5 million at termination, and the loss on these hedges is being amortized to interest expense over the life of the 6.50% Senior Notes.

Other Derivative Instruments

As of December 31, 2006 and 2005, we had several foreign currency forward contracts and one option contract with notional amounts aggregating $271.0 million and $88.9 million, respectively, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including the euro, the Australian dollar, the Canadian dollar, the Norwegian kroner, the Brazilian reais, the Mexican peso, the Thai bhat and the pound sterling. The total estimated change in fair value of these contracts compared to the original notional amount at December 31, 2006 and 2005 resulted in a liability of $1.0 million and $0.1 million, respectively. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar with notional amounts at execution totaling $588.9 million. On March 31, 2006, cross-currency swaps with an original notional value of $140.4 million were terminated and we paid a net settlement in April 2006 of $3.5 million. On

September 11, 2006, a cross-currency swap with an original notional value of $84.2 million was terminated and we paid a net settlement of $6.3 million. At December 31, 2006, we had notional amounts outstanding of $364.3 million. The total estimated change in fair value of these contracts compared to the original notional amount at December 31, 2006 resulted in a liability of $11.1 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings. During the year ended December 31, 2006, net cash proceeds of $3.2 million were received from the cross-currency swaps, which were the net settlements of quarterly interest rate payments on the two currencies swapped. These quarterly net interest rate settlements are based on the variable interest rates of both the Canadian dollar and the U.S. dollar.

We also have the following cash commitments and contractual obligations:

Warrant

On February 28, 2002, we issued Shell Technology Ventures Inc. a warrant to purchase up to 6.5 million common shares at a price of $30.00 per share. Effective July 12, 2006, this agreement was amended and restated to reflect, among other things, changes in our capital structure. The warrant remains exercisable until February 28, 2012 and is subject to adjustment for changes in our capital structure or the issuance of dividends in cash, securities or property. Upon exercise by the holder, settlement may occur through physical delivery, net share settlement, net cash settlement or a combination of those methods. The net cash settlement option upon exercise is at our sole discretion. In addition, the amended and restated warrant no longer contains a conversion feature, which previously allowed the warrant holder to convert the warrant into common shares. The amendment did not affect the accounting or classification of the warrant.

Pension Plans

We have defined benefit pension plans covering certain of our U.S. and international employees that provide various pension benefits. During 2006, we contributed $9.6 million towards those plans, and for 2007, we anticipate funding approximately $10.8 million through cash flows from operating activities.

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

On July 28, 2005, we called for redemption on August 29, 2005 of all of the outstanding Zero Coupon Debentures. At their option, certain holders tendered for conversion an aggregate of $367.4 million principal amount at maturity. The debentures were converted to an aggregate of approximately 7.3 million of our common shares. We redeemed the remaining $531.6 million aggregate principal amount at maturity for a cost of $341.8 million. We funded $240.0 million of that amount at that time through a borrowing on our 364-Day Facility and the remaining $101.8 million with available cash.

Off Balance Sheet Arrangements

Guarantees

The 6 5/8% Senior Notes of Weatherford International, Inc. were guaranteed by Weatherford International Ltd. as of December 31, 2006. The following obligations of Weatherford International Ltd. were guaranteed by Weatherford International, Inc. as of December 31, 2006: (i) the Revolving Credit Facility, (ii) the Canadian Facility, (iii) the 4.95% Senior Notes, (iv) the 5.50% Senior Notes, (v) the 6.50% Senior Notes and (vi) issuances of commercial paper.

Letters of Credit

We execute letters of credit in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of December 31, 2006, we had $159.1 million of letters of credit and bid and performance bonds outstanding, consisting of $133.0 million outstanding under various uncommitted credit facilities and $26.1 million letters of credit outstanding under our committed facilities. If the beneficiaries called these letters of credit, the called amount would become an on-balance sheet liability, and our available liquidity would be reduced by the amount called.

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

We perform an impairment test for goodwill and indefinite-lived intangible assets annually as of October 1, or earlier if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying value. Our impairment test for indefinite-lived intangible assets involves the comparison of the fair value of the intangible asset and its carrying value. The fair value is determined using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. Certain estimates and judgments are required in the application of these fair value models. The discounted cash flow analysis consists of estimating the future cash flows that are directly associated with each of our reporting units. These cash flows, in addition to the earnings multiples and comparable asset market values, are inherently subjective and require significant estimates based upon historical experience and future expectations such as budgets and industry projections. We have determined no impairment exists; however, if for any reason the fair value of our goodwill or that of any of our reporting units or the fair value of our intangible assets with indefinite lives declines below the carrying value in the future, we may incur charges for the impairment. The amount of the impairment, if any, is then determined based on an allocation of the reporting unit fair values to individual assets and liabilities.

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

Employee Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for all share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic method, no compensation expense is recognized when the exercise price of an employee stock option is equal to the common share market price on the grant date and all other factors of the grant are fixed. Under SFAS No. 123R, companies must account for share-based compensation transactions using a fair-value method and recognize the expense in the consolidated statement of income. Effective January 1, 2006, we adopted SFAS No. 123R using the modified-prospective transition method. Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered.

Previously on January 1, 2003, we adopted SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to expense the fair value of employee stock-based compensation for awards granted, modified or settled subsequent to December 31, 2002. We elected the prospective method of adoption, and under this method, the fair value of employee stock-based awards granted or modified subsequent to adoption is measured at the grant date and is recognized as an expense over the service period, which is usually the vesting period. Accordingly, the adoption of SFAS No. 123R’s fair value method does not have a significant impact on our reported results of operations for the year ended December 31, 2006 as all of the grants issued prior to the adoption of SFAS No. 123 were fully vested in the prior year and the grants issued subsequent to January 1, 2003 are currently being expensed at their estimated fair value.

The fair value of each option is estimated using the Black-Scholes option pricing model. Key assumptions in the Black-Scholes option pricing model, some of which are based on subjective expectations, are subject to change. A change in one or more of these assumptions would impact the expense associated with future grants. These key assumptions include the volatility of our common shares, the risk-free interest rate and the expected life of options.

We used the following weighted average assumptions in the Black-Scholes option pricing model for determining the fair value of our 2005 and 2006 stock option grants:

	Expected	Risk-Free	Expected
	Volatility	Interest Rate	Life	Dividends

2005	38.88%	4.4%	5.0	None
2006	36.24%	4.7%	5.0	None

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

We are not required to recalculate the fair value of our stock option grants estimated using the Black-Scholes option pricing model after the initial calculation under the related option terms as modified. However, a 100 basis point increase in our expected volatility and risk-free interest rate at the grant date would have had the following impact on our compensation expense for the year ended December 31, 2006:

100 Basis Point Increase
(In millions)

Expected volatility	$0.1
Risk-free interest rate	$0.1

Pension and Other Postretirement Benefits

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit or postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit or postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the previously deferred portion of defined benefit or postretirement plans in other comprehensive income.

Amounts recognized in the financial statements must be determined on an actuarial basis. Two of the more critical assumptions in the actuarial calculations are the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets. Discount rates are based on the yields of government bonds or high quality corporate bonds in the respective country or economic market. The expected long-term rates of return on plan assets are based on a combination of historical experience and anticipated future returns in each of the asset categories. As we have both domestic and international plans, the assumptions, though the same in nature, are based on varying factors specific to each particular country or economic environment. Changes in any of the assumptions used could impact our projected benefit obligations and benefit costs as well as other pension and postretirement benefit calculations.

Due to the significance of the discount rates and expected long-term rates of return, the following sensitivity analysis demonstrates the effect that a 50 basis point change in those assumptions will have on annual pension expense:

	Increase (Decrease) of Annual
	Pension Expense
	50 Basis Point	50 Basis Point
	Increase	Decrease
	(In millions)

Discount rate	$(1.2)	$1.6
Expected long-term rate of return	$(0.6)	$0.6

Income Taxes

We provide for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard takes into account the differences between the financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our effective tax rates for 2006, 2005 and 2004 were 25.9%, 25.4% and 21.5%, respectively.

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

As of December 31, 2006, our net deferred tax assets were $90.5 million before a related valuation allowance of $51.8 million. As of December 31, 2005, our net deferred tax assets were $159.7 million excluding a related valuation allowance of $44.0 million.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the Interpretation to have a material impact on our results from operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are currently exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk, but we do not enter into derivative transactions for speculative purposes. A discussion of our market risk exposure in these financial instruments follows.

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

Assets and liabilities of which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Accumulated Other Comprehensive Income in the shareholders’ equity section on our Consolidated Balance Sheets. At December 31, 2006, approximately 38.9% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $45.4 million adjustment to increase our equity account for the year ended December 31, 2006 to reflect the net impact of the strengthening of various foreign currencies against the U.S. dollar.

As of December 31, 2006, we had entered into several foreign currency forward contracts with notional amounts aggregating $271.0 million to hedge exposure to currency fluctuations in various foreign currencies, including the euro, the Australian dollar, the Canadian dollar, the Norwegian kroner, the Mexican peso, and the pound sterling. The total estimated change in fair value of these contacts compared to the original notional amount at December 31, 2006 resulted in a liability of $1.0 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar with notional amounts at execution totaling $588.9 million. On March 31, 2006, cross-currency swaps with an original notional value of $140.4 million were terminated and we paid a net settlement in April 2006 of $3.5 million. On September 11, 2006, a cross-currency swap with an original notional value of $84.2 million was terminated and we paid a net settlement of $6.3 million. At December 31, 2006, we had notional amounts outstanding of $364.3 million. The estimated change in fair value of these contracts compared to the original notional amount at December 31, 2006 resulted in a liability of $11.1 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings. During the year ended December 31, 2006, net cash proceeds of $3.2 million were received from the cross-currency swaps, which were the net settlement of quarterly interest rate payments on the two currencies swapped. These quarterly net interest rate settlements are based on the variable interest rates of both the Canadian dollar and the U.S. dollar.

Interest Rates

We are subject to interest rate risk on our long-term fixed-interest rate debt and variable-interest rate borrowings. Variable rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change.

Our long-term borrowings that were outstanding at December 31, 2006 subject to interest rate risk consist of the following:

	December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)

6 5/8% Senior Notes due 2011	$356.9	$368.8	$358.1	$374.0
4.95% Senior Notes due 2013	255.4	245.2	256.0	244.5
5.50% Senior Notes due 2016	348.6	339.9	—	—
6.50% Senior Notes due 2036	595.7	619.5	—	—

We have various other long-term debt instruments of $12.5 million, but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $633.0 million at December 31, 2006 and $741.5 million at December 31, 2005 approximate fair value.

As it relates to our variable rate debt, if market interest rates average 1.0% more in 2007 than the rates as of December 31, 2006, interest expense for 2007 would increase by $6.4 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in our financial structure.

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

We have used interest rate swap agreements to take advantage of available short-term interest rates. Amounts received upon termination of the swap agreements represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are being amortized as a reduction to interest expense over the remaining term of the debt.

As of December 31, 2006 and 2005, we had net unamortized gains of $14.3 million and $18.3 million, respectively, associated with interest rate swap terminations. These gains have been deferred and recorded as an adjustment to the carrying value of the related debt and are amortized against interest expense over the remaining term of the debt issuance against which they were hedged. Our interest expense was reduced by $4.0 million and $6.8 million for the years ended December 31, 2006 and 2005, respectively. There were no interest rate swap agreements outstanding as of December 31, 2006.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on this assessment, management concluded that as of December 31, 2006 the company’s internal control over financial reporting is effective.

Our assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein. This report appears on page 48.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Weatherford International Ltd. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Weatherford International Ltd. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Weatherford International Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Weatherford International Ltd. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Weatherford International Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Weatherford International Ltd. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 22, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 22, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Weatherford International Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Weatherford International Ltd. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weatherford International Ltd. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and, as discussed in Note 16, effective December 31, 2006 the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Weatherford International Ltd.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 22, 2007

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except par value)

ASSETS
Current Assets:
Cash and Cash Equivalents	$126,287	$134,245
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $13,452 in 2006 and $12,210 in 2005	1,560,849	1,259,990
Inventories	1,239,034	890,121
Current Deferred Tax Assets	144,833	158,653
Other Current Assets	288,994	195,864

	3,359,997	2,638,873

Property, Plant and Equipment, at Cost:
Land, Buildings and Leasehold Improvements	457,593	351,306
Rental and Service Equipment	2,813,739	2,361,188
Machinery and Other	1,657,575	1,248,105

	4,928,907	3,960,599
Less: Accumulated Depreciation	1,925,259	1,593,362

	3,003,648	2,367,237

Goodwill	3,007,487	2,808,217
Other Intangible Assets, Net	599,828	621,365
Other Assets	168,288	144,612

	$10,139,248	$8,580,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$648,736	$954,766
Accounts Payable	512,495	476,363
Accrued Salaries and Benefits	240,394	183,738
Foreign Income Taxes Payable	217,908	97,888
Other Current Liabilities	423,612	285,386

	2,043,145	1,998,141

Long-term Debt	1,564,600	632,071
Deferred Tax Liabilities	136,208	88,476
Other Liabilities	220,496	194,799
Commitments and Contingencies
Shareholders’ Equity:
Common Shares, $1 Par Value, Authorized 1,000,000 Shares, Issued 361,921 and 358,973 Shares, Respectively	361,921	358,973
Capital in Excess of Par Value	4,275,534	4,164,365
Treasury Shares, Net	(681,116)	(152,111)
Retained Earnings	2,099,307	1,202,938
Accumulated Other Comprehensive Income	119,153	92,652

	6,174,799	5,666,817

	$10,139,248	$8,580,304

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenues:
Products	$2,490,059	$1,856,278	$1,531,391
Services	4,088,869	2,476,949	1,600,383

	6,578,928	4,333,227	3,131,774
Costs and Expenses:
Cost of Products	1,731,373	1,303,788	1,109,890
Cost of Services	2,486,433	1,647,360	1,047,652
Research and Development	149,429	107,362	83,552
Selling, General and Administrative Attributable to Segments	761,721	549,567	436,364
Corporate General and Administrative	115,593	77,154	55,889
Equity in Earnings of Unconsolidated Affiliates	(5,830)	(10,427)	(3,838)
Exit Costs and Restructuring Charges	—	93,581	—

	5,238,719	3,768,385	2,729,509

Operating Income	1,340,209	564,842	402,265
Other Income (Expense):
Gain on Sale of Universal Common Stock	—	115,456	77,642
Interest Income	6,656	11,208	3,846
Interest Expense	(109,577)	(80,343)	(63,562)
Debt Redemption Expense	—	(4,733)	—
Other, Net	(13,065)	19,762	10,556

Income from Continuing Operations Before Income Taxes and Minority Interest	1,224,223	626,192	430,747
Provision for Income Taxes	(316,524)	(159,166)	(92,672)

Income from Continuing Operations Before Minority Interest	907,699	467,026	338,075
Minority Interest, Net of Taxes	(11,330)	(817)	(776)

Income from Continuing Operations	896,369	466,209	337,299
Income (Loss) from Discontinued Operation, Net of Taxes	—	1,211	(7,153)

Net Income	$896,369	$467,420	$330,146

Basic Earnings Per Share:
Income from Continuing Operations	$2.59	$1.55	$1.26
Income (Loss) from Discontinued Operation	0.00	0.01	(0.03)

Net Income	$2.59	$1.56	$1.23

Diluted Earnings Per Share:
Income from Continuing Operations	$2.53	$1.47	$1.17
Income (Loss) from Discontinued Operation	0.00	0.00	(0.02)

Net Income	$2.53	$1.47	$1.15

Weighted Average Shares Outstanding:
Basic	346,123	300,336	268,000
Diluted	354,832	322,286	297,368
The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common	Capital in		Other	Treasury Shares			Total
	Shares	Excess of Par	Retained	Comprehensive			Deferred	Shareholders’
	$1 Par	Value	Earnings	Income (Loss)	Shares	Share Value	Compensation	Equity
	(In thousands, except par value)

Balance at December 31, 2003	$282,844	$2,254,044	$405,372	$20,734	(20,216)	$(269,974)	$15,048	$2,708,068
Comprehensive Income:
Net Income	—	—	330,146	—	—	—	—	330,146
Foreign Currency Translation Adjustment	—	—	—	109,750	—	—	—	109,750
Pension Liability Adjustment	—	—	—	(1,457)	—	—	—	(1,457)
Realized Loss on Derivative Instruments	—	—	—	264	—	—	—	264

Comprehensive Income	—	—	330,146	108,557	—	—	—	438,703
Equity Awards Granted and Exercised	7,714	104,058	—	—	2,160	26,677	—	138,449
Excess Tax Benefit of Options Exercised	—	27,984	—	—	—	—	—	27,984
Purchase of Treasury Shares for Executive Deferred Compensation Plans, Net of Distributions and Forfeitures	—	—	—	—	(32)	(1,236)	1,421	185

Balance at December 31, 2004	290,558	2,386,086	735,518	129,291	(18,088)	(244,533)	16,469	3,313,389
Comprehensive Income:
Net Income	—	—	467,420	—	—	—	—	467,420
Foreign Currency Translation Adjustment	—	—	—	(23,856)	—	—	—	(23,856)
Pension Liability Adjustment	—	—	—	(8,880)	—	—	—	(8,880)
Unrealized Loss on Derivative Instruments	—	—	—	(4,180)	—	—	—	(4,180)
Realized Loss on Derivative Instruments	—	—	—	277	—	—	—	277

Comprehensive Income (Loss)	—	—	467,420	(36,639)	—	—	—	430,781
Shares Issued in Acquisition	52,000	1,346,020	—	—	—	—	—	1,398,020
Conversion of Zero Coupon Convertible Senior Debentures	7,346	228,845	—	—	—	—	—	236,191
Equity Awards Granted, Vested and Exercised	9,069	130,907	—	—	6,064	74,971	—	214,947
Excess Tax Benefit of Share-Based Compensation Plans	—	72,507	—	—	—	—	—	72,507
Purchase of Treasury Shares for Executive Deferred Compensation Plans, Net of Distributions and Forfeitures	—	—	—	—	165	(473)	1,455	982

Balance at December 31, 2005	358,973	4,164,365	1,202,938	92,652	(11,859)	(170,035)	17,924	5,666,817
Comprehensive Income:
Net Income	—	—	896,369	—	—	—	—	896,369
Foreign Currency Translation Adjustment	—	—	—	45,445	—	—	—	45,445
Pension Liability Adjustment	—	—	—	3,292	—	—	—	3,292
Unrealized Gain, Net on Derivative Instruments	—	—	—	4,693	—	—	—	4,693
Realized Loss, Net on Derivative Instruments	—	—	—	134	—	—	—	134

Comprehensive Income	—	—	896,369	53,564	—	—	—	949,933
Adjustment to Initially Apply FASB Statement No. 158, Net of Tax	—	—	—	(27,063)	—	—	—	(27,063)
Divestiture of Subsidiary Shares	—	5,336	—	—	—	—	—	5,336
Purchase of Treasury Shares Under the Share Repurchase Program	—	—	—	—	(12,525)	(548,575)	—	(548,575)
Equity Awards Granted, Vested and Exercised	2,948	87,087	—	—	2,113	18,176	—	108,211
Excess Tax Benefit of Share-Based Compensation Plans	—	14,121	—	—	—	—	—	14,121
Purchase of Treasury Shares for Executive Deferred Compensation Plans, Net of Distributions and Forfeitures	—	4,625	—	—	139	1,535	(141)	6,019

Balance at December 31, 2006	$361,921	$4,275,534	$2,099,307	$119,153	(22,132)	$(698,899)	$17,783	$6,174,799

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash Flows From Operating Activities:
Net Income	$896,369	$467,420	$330,146
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	483,061	334,338	255,884
Gain on Sale of Universal Common Stock	—	(115,456)	(77,642)
(Gain) Loss on Sale of Assets and Businesses, Net	(42,232)	6,625	4,816
(Income) Loss from Discontinued Operation	—	(1,211)	7,153
Employee Stock-Based Compensation Expense	62,739	28,948	9,061
Excess Tax Benefits from Share-Based Compensation	(14,121)	—	—
Equity in Earnings of Unconsolidated Affiliates	(5,830)	(19,923)	(22,405)
Minority Interest	11,330	817	776
Non-cash Portion of Exit Costs and Restructuring Charges	—	65,200	—
Amortization of Original Issue Discount	—	11,432	16,828
Debt Redemption Expense	—	4,733	—
Deferred Income Tax Provision (Benefit)	43,319	28,777	(15,726)
Other, Net	11,590	6,056	5,405
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(299,335)	(244,947)	(109,248)
Inventories	(338,323)	(150,762)	(70,712)
Other Current Assets	(68,215)	3,330	2,616
Accounts Payable	29,184	31,419	42,927
Accrued Current Liabilities	259,801	140,262	130,339
Other, Net	57,682	(96,258)	(14,077)

Net Cash Provided by Continuing Operations	1,087,019	500,800	496,141
Net Cash Provided by Discontinued Operation	—	2,294	7,338

Net Cash Provided by Operating Activities	1,087,019	503,094	503,479

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(194,314)	(991,067)	(26,464)
Capital Expenditures for Property, Plant and Equipment	(1,071,084)	(526,618)	(310,868)
Acquisition of Intellectual Property	(31,201)	(13,423)	(20,494)
(Purchase) Sale of Equity Investments in Unconsolidated Affiliate	14,240	(16,424)	(2,856)
Proceeds from Sale of Universal Common Stock	—	276,750	231,798
Proceeds from Sale of Assets and Businesses, Net	39,860	15,874	23,595

Net Cash Used by Investing Activities	(1,242,499)	(1,254,908)	(105,289)

Cash Flows From Financing Activities:
Repayments on Asset Securitization, Net	—	—	(75,000)
Borrowings of (Repayments on) Short-term Debt, Net	(109,490)	731,132	(183,775)
Borrowings of Long-term Debt	947,820	3,259	202
Repayments on Long-term Debt	(215,805)	(5,633)	(9,186)
Redemption of Convertible Debentures	—	(348,816)	—
Purchase of Treasury Shares	(548,575)	—	—
Proceeds from Exercise of Stock Options	55,438	191,127	129,549
Excess Tax Benefits from Share-Based Compensation	14,121	—	—
Other Financing Activities, Net	1,603	(960)	(1,399)

Net Cash Provided (Used) by Financing Activities	145,112	570,109	(139,609)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,410	(1,489)	2,776
Net Increase (Decrease) in Cash and Cash Equivalents	(7,958)	(183,194)	261,357
Cash and Cash Equivalents at Beginning of Year	134,245	317,439	56,082

Cash and Cash Equivalents at End of Year	$126,287	$134,245	$317,439

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Weatherford International Ltd. (a Bermuda exempted company) (“Weatherford Limited”), all majority-owned subsidiaries and all joint ventures for which we have significant influence or control (collectively, “the Company”). Investments in affiliates in which ownership interest ranges from 20 to 50 percent, and the Company exercises significant influence over operating and financial policies, are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations

The Company is one of the largest global providers of innovative mechanical solutions, technology and services for the drilling and production sectors of the oil and natural gas industry.

Reclassifications

Certain reclassifications have been made to conform prior year financial information to the current period presentation.

Basis of Presentation

The Company completed the acquisition of the Energy Services Division (“Precision Energy Services”) and International Contract Drilling Division (“Precision Drilling International”) of Precision Drilling Corporation on August 31, 2005 and began integrating those acquired businesses into the Company’s reporting structure. During 2005, in connection with the acquisition, the Company realigned its operating and reporting segments to include Evaluation, Drilling & Intervention Services, Completion & Production Systems and Other Operations.

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

In connection with these changes, the Company realigned its operating segments and reviewed the presentation of its reporting segments in the second quarter of 2006 (See Note 21). The three historical reporting segments of Evaluation, Drilling & Intervention Services, Completion & Production Systems and Other Operations are now presented as: Evaluation, Drilling & Intervention Services and Completion & Production Systems. The previous components of Other Operations, Precision Drilling International and Pipeline and Specialty Services, are now reported under Evaluation, Drilling & Intervention Services and Completion & Production Systems, respectively. Historical segment data has been restated for all periods to conform to the new presentation (See Notes 4, 8 and 21).

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to uncollectible accounts receivable, lower of cost or market value of inventories, equity investments, intangible assets and goodwill, property, plant and equipment, income taxes, self-insurance, pension and postretirement benefit plans and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ from those estimates.

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

Major Customers and Credit Risk

Substantially all of the Company’s customers are engaged in the energy industry. This concentration of customers may impact the Company’s overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral in support of its trade receivables. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company’s expectations. International sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds, result in the deprivation of contract rights or the taking of property without fair consideration. Most of the Company’s international sales, however, are to large international or national companies. In 2006, 2005 and 2004, there was no individual customer who accounted for 10% or greater of consolidated revenues.

Inventories

Inventories are stated at the lower of cost or market. Cost represents third-party invoice or production cost. Production cost includes material, labor and manufacturing overhead. The Company values inventories at lower of cost or market using either the first-in, first-out (“FIFO”) or average cost methods.

Property, Plant and Equipment

Property, plant and equipment, both owned and under capital lease, is carried at cost less accumulated depreciation. The carrying value of fixed assets is based on estimates and judgments relative to capitalized costs, useful lives and salvage value where applicable. Maintenance and repairs are expensed as incurred. Expenditures for renewals, replacements and betterments are capitalized. Depreciation on fixed assets, including those under capital leases, is computed using the straight-line method over the estimated useful lives after allowing for salvage value, where applicable. Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $432.7 million,

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$303.3 million and $232.6 million, respectively. The estimated useful lives of the major classes of property, plant and equipment are as follows:

Estimated
Useful Lives

Buildings and leasehold improvements	5-40 years or lease term
Rental and service equipment	2-20 years
Machinery and other	2-12 years

During 2005, the Company acquired Precision Drilling International, a land rig contractor. Rig assets are classified in Rental and Service Equipment on the Consolidated Balance Sheets. From time to time, the Company may review the estimated remaining useful lives of its drilling rigs and may extend the useful life when events and circumstances, such as upgrades or refurbishment activities, indicate the drilling rig can operate beyond its original useful life. All estimated useful lives were evaluated and established based upon appraisal concurrent with the acquisition. No changes in the estimated useful lives have occurred since the acquisition date.

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

Intangible Assets

The Company’s intangible assets, excluding goodwill, are developed technology, technology licenses, patents, customer relationships and contracts, trademarks and other identifiable intangible assets. Intangible assets are amortized on a straight-line basis over their estimated economic lives ranging from 3 to 20 years except for intangible assets with indefinite lives. As many areas of the Company’s business rely on patents and proprietary technology, it has followed a policy of seeking patent protection both inside and outside the U.S. for products and

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

methods that appear to have commercial significance. The Company capitalizes patent defense costs when it determines that a successful defense is probable.

Pension and Postretirement Benefit Plans

The Company has defined benefit pension and other postretirement benefit plans covering certain of its employees. Costs of the plan are charged to income and consist of several components, known collectively as net periodic pension cost, which are based on various actuarial assumptions regarding future experience of the plans. Amounts recorded for these defined benefit plans reflect estimates related to future interest rates, investment rates of return, employee turnover and wage increases. The Company reviews all assumptions and estimates on an ongoing basis. As of December 31, 2006, the Company has recognized the overfunded or underfunded status of its plans as an asset or liability in the Consolidated Balance Sheet in accordance with SFAS No. 158 (See Note 16).

Environmental Expenditures

Environmental expenditures that relate to the remediation of an existing condition caused by past operation and that do not contribute to future revenues are expensed. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and costs can be reasonably estimated. Estimates are based on available facts and technology, enacted laws and regulations and the Company’s prior experience in remediation of contaminated sites. Accrued undiscounted environmental liabilities were $9.0 million and $10.3 million at December 31, 2006 and 2005, respectively.

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

Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for all share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under the new standard, companies are no longer able to account for share-based

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic method, no compensation expense is recognized when the exercise price of an employee stock option is equal to the common share market price on the grant date and all other factors of the grant are fixed. Under SFAS No. 123R, companies must account for share-based compensation transactions using a fair-value method and recognize the expense in the consolidated statement of income. Effective, January 1, 2006, the Company adopted SFAS No. 123R using the modified-prospective transition method. Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered.

Previously on January 1, 2003, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to expense the fair value of employee stock-based compensation for awards granted, modified or settled subsequent to December 31, 2002. The Company selected the prospective method of adoption, and under this method, the fair value of employee stock-based awards granted or modified subsequent to adoption is measured at the grant date and is recognized as an expense over the service period, which is usually the vesting period. Accordingly, the adoption of SFAS No. 123R’s fair value method did not have a significant impact on the Company’s reported results of operations for the year ended December 31, 2006 as all of the grants issued prior to the adoption of SFAS No. 123 were fully vested in the prior year and the grants issued subsequent to January 1, 2003 are currently being expensed at their estimated fair value.

SFAS No. 123R requires the cash outflows resulting from the tax benefits from the tax deductions in excess of compensation cost recognized for share based payment awards to be classified as financing cash flows. Had the Company not adopted SFAS No. 123R, the excess tax benefits would have been classified as an operating cash inflow.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

Basic earnings per share for all periods presented equals net income divided by the weighted average number of the Company’s common shares, $1.00 par value (“Common Shares”) outstanding during the period. Diluted earnings per share is computed by dividing net income, as adjusted for the assumed conversion of dilutive debentures, by the weighted average number of Common Shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock option and restricted share plans, warrant and the incremental shares for the assumed conversion of dilutive debentures.

The diluted earnings per share calculation excludes 33 thousand, 13 thousand and 424 thousand stock options that were anti-dilutive for the years ended December 31, 2006, 2005 and 2004, respectively. Net income for the diluted earnings per share calculation for the years ended 2005 and 2004 is adjusted to add back the amortization of original issue discount, net of taxes, relating to the Company’s Zero Coupon Convertible Senior Debentures (the “Zero Coupon Debentures”) totaling $7.9 million and $11.6 million, respectively.

The following reconciles basic and diluted weighted average number of shares outstanding:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Basic weighted average shares outstanding	346,123	300,336	268,000
Dilutive effect of:
Warrant	2,205	1,497	1,950
Stock option and restricted share plans	6,504	8,476	9,224
Convertible debentures	—	11,977	18,194

Diluted weighted average shares outstanding	354,832	322,286	297,368

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the Interpretation to have a material impact on its results from operations or financial position (See Note 17).

2.	Business Combinations

The Company has acquired businesses critical to its long-term growth strategy. Results of operations for acquisitions are included in the accompanying Consolidated Statements of Income from the date of acquisition. The balances included in the Consolidated Balance Sheets related to acquisitions are based on preliminary information and are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated. Acquisitions are accounted for using the purchase method of accounting and the purchase price is allocated to the

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net assets acquired based upon their estimated fair values at the date of acquisition. Final valuations of assets and liabilities are obtained and recorded within one year from the date of the acquisition.

On August 31, 2005, the Company acquired Precision Energy Services and Precision Drilling International, former divisions of Precision Drilling Corporation. Precision Energy Services is a provider of cased hole and open hole wireline services, drilling and evaluation services and production services. These operations substantially broadened the Company’s wireline and directional capabilities and strengthened the Company’s controlled pressure drilling and testing product lines. Opportunities exist to accelerate the acquired products’ market penetration in the Eastern Hemisphere through the Company’s established infrastructure. Precision Drilling International is a land rig contractor owning and operating rigs with a concentrated presence in the Eastern Hemisphere. The procurement of these assets will allow the Company to further meet our customers’ comprehensive service needs.

Consideration paid for these businesses was approximately $2,340.7 million consisting of $942.7 million in cash and 52.0 million Weatherford Common Shares. The fair value of the shares issued was determined using an average price of $26.89, which represented the average closing price of the Company’s stock for a short period before and after the agreement date. The purchase price was subject to a working capital adjustment mechanism, which was settled on January 10, 2007 resulting in additional consideration paid of approximately $17.3 million.

The total purchase price was allocated to Precision Energy Services and Precision Drilling International’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net assets was recorded as goodwill.

In association with the acquisition, the Company identified pre-acquisition contingencies related to duties and taxes associated with the importation of certain equipment assets to foreign jurisdictions. The Company calculated a range of reasonable estimates of the costs associated with these duties. As no amount within the range appeared to be a better estimate than any other, the Company used the amount that is the low end of the range in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. At December 31, 2006, the Company has recorded a liability in the amount of approximately $20 million for this matter. If the Company used the high end of the range, the aggregate potential liability would be approximately $27 million higher. It is reasonably possible that the actual amount paid to settle these items could be materially different from the Company’s estimate and could have a material adverse effect on its consolidated financial statements.

The following presents the consolidated financial information for the Company on a pro forma basis assuming the acquisition of Precision Energy Services and Precision Drilling International had occurred as of the beginning of the periods presented. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisition and expected to have a continuing impact on the consolidated results. These items include adjustments to record the change in functional currencies of certain acquired foreign entities, incremental amortization and depreciation expense related to the increase in fair value of the acquired assets, change in depreciation methodology, additional interest expense related to the incremental borrowings and to reclassify certain items to conform to the Company’s financial reporting presentation.

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

	Year Ended
	December 31,
	2005	2004
	(In thousands, except per
	share amounts)
	(Unaudited)

Revenues	$5,077,127	$4,034,470
Income from continuing operations	482,598	340,554
Net income	483,809	333,401
Basic earnings per share from continuing operations	1.44	1.06
Diluted earnings per share from continuing operations	1.37	1.01

The Company also acquired various other businesses during the years ended December 31, 2006, 2005 and 2004 for cash consideration of approximately $186.8 million, $105.9 million and $22.3 million, respectively. All other acquisitions are not material individually or in the aggregate.

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

Interest charges have been allocated to the discontinued operation based on a pro rata calculation of the net assets of the discontinued business to the Company’s consolidated net assets. Operating results of the discontinued operation were as follows:

	Year Ended December 31,
	2005	2004
	(In thousands)

Revenues	$20,794	$39,356

Income (Loss) Before Income Taxes	$777	$(4,741)
(Provision) Benefit for Income Taxes	434	(2,412)

Net Income (Loss) from Discontinued Operation, Net of Taxes	$1,211	$(7,153)

In 2005, the Company divested its remaining holdings in Universal Compression Holdings, Inc. (“Universal”) (See Note 5). The Company also sold certain other assets and businesses during 2006, 2005 and 2004. It was determined the discontinued operations provisions of SFAS No. 144 did not apply to these transactions as the disposals either did not meet the SFAS No. 144 guidelines for discontinued operations or neither the proceeds from the sale nor the businesses’ financial position or results of operations were material to the Company.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Exit Costs, Severance, Restructuring and Asset Impairment Charges

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

The exit plan related to the Precision acquisition resulted in exit costs and restructuring charges of $105.5 million. The Company initiated an integration plan to combine worldwide operations, rationalize product lines, and eliminate certain products, services and locations. Product line rationalization included wireline, controlled pressure drilling and testing and directional product and service offerings. Inventory totaling $20.7 million was written-down. Asset impairment charges included $20.9 million for fixed assets, $12.9 million related to information technology and $1.7 million related to investments. Employee severance and termination benefits totaled $33.0 million. Contract terminations and facility closures of $7.3 million were also recorded. In connection with the valuation of the Precision assets, $9.0 million was identified as purchased in process research and development and was written-off.

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

The 2005 integration and reorganization plans are substantially complete as of December 31, 2006. No additional costs were recorded during the year ended December 31, 2006, and the Company does not anticipate future charges, relating to these activities. A summary of the exit costs and restructuring charges by segment is as follows:

	Evaluation,
	Drilling &	Completion &
	Intervention	Production
	Services	Systems	Corporate	Total
	(In thousands)

Cost of Products	$20,654	$3,842	$—	$24,496
Cost of Services	25,766	1,083	—	26,849
Research and Development	9,000	—	—	9,000
Selling General & Administrative	17,349	3,803	—	21,152
Corporate General & Administrative	—	—	32,738	32,738

Total	72,769	8,728	32,738	114,235
Cash Payments	(20,239)	(7,905)	(13,830)	(41,974)
Non-cash Utilization	(52,410)	(722)	(15,852)	(68,984)

Balance at December 31, 2006	$120	101	$3,056	$3,277

As of December 31, 2006, the remaining accrual was comprised primarily of severance benefits. The length of time the Company is obligated to make severance payments varies, with the longest obligation continuing through 2018.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Universal Compression

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

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 2006 and 2005 included cash of approximately $13.5 million and $3.8 million, respectively, which was restricted primarily as a result of bond requirements or the inability to repatriate balances in certain foreign countries.

Non-cash Activities

During the years ended December 31, 2005 and 2004, there were non-cash operating activities of $72.5 million and $28.0 million, respectively, relating to excess tax benefits received from the exercise of nonqualified stock options and vesting of restricted share awards. These benefits were recorded as a reduction of income taxes payable and an increase to Capital in Excess of Par Value on the accompanying Consolidated Balance Sheets.

During the years ended December 31, 2006, 2005 and 2004, there were non-cash investing activities of $0.1 million, $3.2 million and $0.2 million, respectively, relating to capital leases. In addition, during the years ended December 31, 2006, 2005 and 2004, there were non-cash investing activities of $64.0 million, $12.0 million and $4.5 million, respectively, related to the notes receivable received in exchange for the Company’s business and asset sales.

As a result of the adoption of SFAS No. 123R (See Note 1), excess tax benefits of $14.1 million received from the exercise of nonqualified stock options and vesting of restricted share awards for the year ended December 31, 2006 are included as non-cash financing activities. These benefits were recorded as a reduction of income taxes payable and an increase to Capital in Excess of Par Value on the accompanying Consolidated Balance Sheet. In addition, during the year ended December 31, 2004, there were non-cash financing activities related to our interest rate swaps of $16.1 million.

Investing Activities

The following summarizes investing activities relating to acquisitions integrated into the Company’s operations:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Fair value of assets, net of cash acquired	$97,935	$1,577,864	$17,293
Goodwill	135,940	1,170,141	20,833
Consideration paid related to prior year acquisitions	7,520	3,935	4,142
Total liabilities	(47,081)	(362,853)	(15,804)
Common Shares issued	—	(1,398,020)	—

Cash consideration, net of cash acquired	$194,314	$991,067	$26,464

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

Cash paid for interest and income taxes, net of refunds, was as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Interest paid	$93,288	$68,614	$69,296
Income taxes paid, net of refunds	147,973	114,198	91,059

7.	Inventories

Inventories by category are as follows:

	December 31,
	2006	2005
	(In thousands)

Raw materials, components and supplies	$330,006	$259,047
Work in process	98,920	63,491
Finished goods	810,108	567,583

	$1,239,034	$890,121

Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

8.	Goodwill

Goodwill is evaluated for impairment on at least an annual basis. The Company performs its annual goodwill impairment test as of October 1. The Company’s 2006, 2005 and 2004 impairment tests indicated goodwill was not impaired. The Company will continue to test its goodwill annually as of October 1 unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company realigned its presentation of segment information during 2006 (See Note 1). In connection with this realignment, the Company re-evaluated its reporting units. SFAS 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), defines the reporting unit as an operating segment, as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), or one level below the operating segment. The Company’s two operating segments as defined by SFAS No. 131 are Evaluation, Drilling & Intervention Services and Completion & Production Systems.

The Company’s Evaluation, Drilling & Intervention Services operating segment consists of three components, (i) Well Construction & Intervention Services, (ii) Performance, Drilling & Evaluation Services and (iii) Integrated Drilling Services. These components are considered reporting units based on the availability of discrete financial information that is reviewed by segment management on a regular basis. The Company’s Completion & Production Systems operating segment corresponds to the Company’s Completion & Production Systems reporting unit based upon the aggregation principles outlined in SFAS No. 142.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for the two years ended December 31, 2006 are as follows:

	Evaluation,
	Drilling &	Completion &
	Intervention	Production
	Services	Systems	Total
	(In thousands)

As of December 31, 2004	$852,804	$816,833	$1,669,637
Goodwill acquired during period	1,124,655	45,486	1,170,141
Disposals	—	(4,179)	(4,179)
Purchase price and other adjustments	(10,653)	2,665	(7,988)
Impact of foreign currency translation	(6,793)	(12,601)	(19,394)

As of December 31, 2005	$1,960,013	$848,204	$2,808,217
Goodwill acquired during period	117,990	17,950	135,940
Disposals	(1,216)	—	(1,216)
Purchase price and other adjustments	46,953	896	47,849
Impact of foreign currency translation	(16,139)	32,836	16,697

As of December 31, 2006	$2,107,601	$899,886	$3,007,487

9.	Other Intangible Assets, Net

The components of intangible assets are as follows:

	December 31, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)

Acquired technology	$311,939	$(26,620)	$285,319	$281,350	$(6,501)	$274,849
Licenses	226,444	(60,316)	166,128	205,232	(48,164)	157,068
Patents	127,799	(42,184)	85,615	116,590	(33,028)	83,562
Customer relationships	27,043	(3,133)	23,910	43,000	(717)	42,283
Customer contracts	21,890	(4,027)	17,863	22,450	(961)	21,489
Covenants not to compete	24,831	(23,257)	1,574	22,333	(19,942)	2,391
Other	15,761	(7,743)	8,018	13,277	(6,175)	7,102

Total finite-lived intangible assets	755,707	(167,280)	588,427	704,232	(115,488)	588,744
Intangible assets with an indefinite useful life	11,401	—	11,401	32,621	—	32,621

	$767,108	$(167,280)	$599,828	$736,853	$(115,488)	$621,365

The estimated fair value of intangible assets obtained through acquisitions consummated in the preceding twelve months are based on preliminary information which is subject to change when final valuations are obtained. During 2005, the Company allocated value to the intangible assets acquired in the Precision Energy Services and Precision Drilling International acquisition. The Company allocated $281.4 million to acquired technology, $43.0 million to customer relationships, $22.5 million to customer contracts and $3.4 million to an indefinite lived trademark. The final valuation of the intangible assets acquired was completed during 2006, resulting in a $19.0 million increase in the acquired technology value and a $16.0 million reduction in the customer relationships

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value. The acquired technology and customer relationships are being amortized over estimated useful lives of 10-15 years. The customer contracts are being amortized over the life of the contracts.

The Company has trademarks which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks, including the indefinite-lived assets acquired in the Precision acquisition, had a carrying value of $11.4 million as of December 31, 2006 and 2005, respectively.

At December 31, 2005, the Company had intangible assets of $21.2 million recorded for unrecognized prior service costs related to its supplemental executive retirement plan (“SERP”) and several of its international pension plans. As of December 31, 2006, there were no intangible asset balances related to the SERP and international pension plans as a result of the Company’s adoption of SFAS No. 158 (See Note 16).

Amortization expense was $50.4 million, $31.0 million and $23.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2006 is expected to be as follows (in thousands):

2007	$50,380
2008	48,154
2009	47,239
2010	46,711
2011	46,091

10.	Short-term Borrowings and Current Portion of Long-term Debt

	December 31,
	2006	2005
	(In thousands)

364-Day revolving credit facility	$—	$—
Revolving credit facility	75,321	—
Canadian credit facility	6,854	—
Commercial paper program	490,808	716,927
Short-term bank loans	60,010	24,596

Total Short-term Borrowings	632,993	741,523
Current Portion of Long-term Debt	15,743	213,243

Short-term Borrowings and Current Portion of Long-term Debt	$648,736	$954,766

Weighted average interest rate on short-term borrowings outstanding during the year	5.27%	4.36%

In August 2005, the Company entered into the 364-Day Revolving Credit Facility (“364-Day Facility”) with UBS AG, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc. Under this agreement, the Company was allowed to borrow up to $1.2 billion to fund the redemption of its Zero Coupon Debentures, the acquisition of Precision Energy Services and Precision Drilling International, and certain refinancings, including repayment of commercial paper or Common Share repurchases. The 364-Day Facility was terminated on August 10, 2006 in connection with the completion of a debt issuance of $600.0 million by the Company.

In October 2005, the Company initiated a commercial paper program under which it may from time to time issue short-term unsecured notes. In connection with this program, the Company entered into agreements with third-party lending institutions under which each of these lending institutions may act as dealers of this commercial paper. Also in connection with the program, Weatherford International, Inc., one of the Company’s wholly-owned indirect subsidiaries, provides a guarantee of any commercial paper notes that the Company may issue. The

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s commercial paper issuances are supported by the Revolving Credit Facility (as defined below). In connection with the increase in the aggregate lending commitments under the Revolving Credit Facility (discussed below), the size of the commercial paper program was increased to $1.5 billion on November 15, 2006. As of December 31, 2006, the Company had $490.8 million of outstanding commercial paper issuances with maturities ranging from 3 to 26 days. The weighted average interest rate related to outstanding commercial paper issuances at December 31, 2006 was 5.4%.

On May 2, 2006, the Company amended and restated the revolving credit agreement with a syndicate of banks of which JPMorgan Chase Bank is the Administrative Agent (“Revolving Credit Facility”). As restated, the Revolving Credit Facility provided a $750.0 million, five-year multi-currency senior unsecured revolving credit facility. The Revolving Credit Facility provided that, with the consent of the lenders, the Company could increase the aggregate lending commitments under the facility from $750.0 million to $1.5 billion. Effective November 14, 2006, the Company increased its aggregate lending commitment availability to $1.5 billion. Based on the Company’s current debt ratings, it will pay a commitment fee of 0.08% per year, and borrowings under the facility will bear interest at variable annual rates based on LIBOR plus 0.27%, plus an additional 0.05% for any period in which more than half of the total commitment is utilized. The Revolving Credit Facility superseded the previous $500.0 million facility that was scheduled to mature May 12, 2006. At December 31, 2006, there were $75.3 million of outstanding borrowings and $25.8 million of letters of credit issued under the Revolving Credit Facility. The weighted average interest rate on the outstanding borrowings under this facility was 5.4% at December 31, 2006.

The Revolving Credit Facility requires the Company to maintain a debt-to-capitalization ratio of less than 60% and contains other covenants and representations customary for an investment-grade commercial credit. The Company was in compliance with these covenants at December 31, 2006. The Revolving Credit Facility is guaranteed by the Company’s wholly-owned indirect subsidiary, Weatherford International, Inc., subject to certain conditions. The Revolving Credit Facility does not contain any provisions that make its availability dependent upon the Company’s credit ratings; however, the interest rate is dependent upon the credit rating of its long-term senior debt.

The Company also maintains a Canadian dollar committed facility to support its operations in that country. The Canadian facility provides for borrowings or letters of credit under the facility up to an aggregate of 25.0 million Canadian dollars, or $21.5 million as of December 31, 2006. There were borrowings of $6.9 million and $0.3 million in outstanding letters of credit under the Canadian facility at December 31, 2006. The weighted average interest rate on the outstanding borrowings of this facility was 6.7% at December 31, 2006.

The Company has short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At December 31, 2006, the Company had $60.0 million in short-term borrowings outstanding under these arrangements with a weighted average interest rate of 6.5%. In addition, the Company had $133.0 million of letters of credit and bid and performance bonds outstanding under these uncommitted facilities.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Long-term Debt

	December 31,
	2006	2005
	(In thousands)

7 1/4% Senior Notes due 2006	$—	$201,892
6 5/8% Senior Notes due 2011	356,874	358,057
4.95% Senior Notes due 2013	255,371	256,029
5.50% Senior Notes due 2016	348,612	—
6.50% Senior Notes due 2036	595,724	—
Foreign bank and other debt denominated in foreign currencies	12,253	11,204
Capital lease obligations	11,241	12,935
Other	268	5,197

	1,580,343	845,314
Less amounts due in one year	15,743	213,243

Long-term debt	$1,564,600	$632,071

The following is a summary of scheduled long-term debt maturities by year (in thousands):

2007	$15,743
2008	7,295
2009	6,405
2010	4,209
2011	350,128
Thereafter	1,196,563

$1,580,343

7 1/4% Senior Notes

On May 15, 2006, the stated maturity date, the Company repaid in full the outstanding $200.0 million of 7 1/4% Senior Notes plus all accrued interest. The carrying value of $201.9 million has been included in Short-term Borrowings and Current Portion of Long-term Debt in the December 31, 2005 Consolidated Balance Sheet. Based on borrowing rates available to the Company, the fair value of the 7 1/4% Senior Notes was $202.1 million at December 31, 2005.

6 5/8% Senior Notes

On November 16, 2001, the Company completed a private placement of $350.0 million of 6 5/8% Senior Notes due 2011 (“6 5/8% Senior Notes”). The interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year. As evidenced by market transactions, the estimated fair value of the 6 5/8% Senior Notes was $368.8 million and $374.0 million as of December 31, 2006 and 2005, respectively. The notes were issued by the Company’s wholly-owned indirect subsidiary, Weatherford International, Inc., and are fully and unconditionally guaranteed by Weatherford Limited.

4.95% Senior Notes

On October 7, 2003, the Company completed a public offering of $250.0 million of 4.95% Senior Notes due 2013 (“4.95% Senior Notes”). The notes are fully and unconditionally guaranteed by Weatherford International, Inc. The interest on the notes is payable semi-annually in arrears on April 15 and October 15 of each year. Net

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceeds from the offering were $247.9 million and were used to repay short-term borrowings. As evidenced by market transactions, the estimated fair value of the 4.95% Senior Notes was $245.2 million and $244.5 million as of December 31, 2006 and 2005, respectively.

5.50% Senior Notes

On February 17, 2006, the Company completed an offering of $350.0 million senior notes at a coupon rate of 5.50% (“5.50% Senior Notes”) with a maturity in February 2016. Net proceeds of $346.2 million were used to partially repay outstanding borrowings on the Company’s commercial paper program. The notes are fully and unconditionally guaranteed by Weatherford International, Inc. The interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year. As evidenced by market transactions, the estimated fair value of the 5.50% Senior Notes was $339.9 million as of December 31, 2006.

6.50% Senior Notes

On August 7, 2006, the Company completed an offering of $600.0 million senior notes at a coupon rate of 6.50% (“6.50% Senior Notes”) with a maturity in August 2036. Net proceeds of $588.3 million were used to partially repay outstanding borrowings on the Company’s commercial paper program. The notes are fully and unconditionally guaranteed by Weatherford International, Inc. The interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year. As evidenced by market transactions, the estimated fair value of the 6.50% Senior Notes was $619.5 million as of December 31, 2006.

The annualized effective rate for the 6.50% Senior Notes and the 5.50% Senior Notes was 6.5% and 5.5% at December 31, 2006. The effective rate for the 4.95% Senior Notes and 6 5/8% Senior Notes was 4.8% and 6.3%, respectively, for the year ended December 31, 2006 and 4.8% and 6.3%, respectively, for the year ended December 31, 2005. The effective rate for the 7 1/4% Senior Notes was 4.9% for the year ended December 31, 2005. The effective rate is determined after giving consideration to all derivative activity and amortization of original issue discount (See Note 12).

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

As of December 31, 2006 and 2005, the Company had net unamortized gains of $14.3 million and $18.3 million, respectively, associated with interest rate swap terminations. These gains have been deferred and recorded as an adjustment to the carrying value of the related debt and are being amortized against interest expense over the remaining term of the debt issuance against which they were hedged. The Company’s interest expense was reduced by $4.0 million, $6.8 million and $12.3 million for 2006, 2005 and 2004, respectively. There were no interest rate swap agreements outstanding as of December 31, 2006 and 2005.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Derivative Instruments

As of December 31, 2006 and 2005, the Company had several foreign currency forward contracts and one option contract with notional amounts aggregating $271.0 million and $88.9 million, respectively, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including the euro, the Australian dollar, the Canadian dollar, the Norwegian kroner, the Brazilian reais, the Mexican peso, the Thai bhat and the pound sterling. The total estimated change in fair value of these contracts compared to the original notional amount at December 31, 2006 and 2005 resulted in a liability of $1.0 million and $0.1 million, respectively. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, the Company entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar with notional amounts at execution totaling $588.9 million. On March 31, 2006, cross-currency swaps with an original notional value of $140.4 million were terminated and the Company paid a net settlement in April 2006 of $3.5 million. On September 11, 2006, a cross-currency swap with an original notional value of $84.2 million was terminated and the Company paid a net settlement of $6.3 million. At December 31, 2006, the Company had notional amounts outstanding of $364.3 million. The total estimated change in fair value of these contracts compared to the original notional amount at December 31, 2006 resulted in a liability of $11.1 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings. During the year ended December 31, 2006, net cash proceeds of $3.2 million were received from the cross-currency swaps, which were the net settlements of quarterly interest rate payments on the two currencies swapped. These quarterly net interest rate settlements are based on the variable interest rates of both the Canadian dollar and the U.S. dollar.

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

On July 28, 2005, the Company called for redemption on August 29, 2005 all of the outstanding Zero Coupon Debentures. At their option, the holders tendered, for conversion, an aggregate of $367.4 million principal amount at maturity. The tendered debentures were converted to approximately 7.3 million of our Common Shares. The Company redeemed the remaining $531.6 million aggregate principal amount at maturity for a cost of $341.8 million. The Company expensed $4.7 million of unamortized issuance costs in connection with the redemption. These expenses have been classified as Debt Redemption Expense on the accompanying Consolidated Statement of Income.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Shareholders’ Equity

Authorized Shares

On May 9, 2006, the Company’s shareholders approved an increase in the authorized share capital from 510,000,000 to 1,010,000,000. The Company is authorized to issue 1,000,000,000 Common Shares and 10,000,000 undesignated preference shares, $1.00 par value. As of December 31, 2006, no preference shares have been issued.

Share Repurchase Program

In December 2005, the Company’s Board of Directors approved a share repurchase program under which up to $1 billion of the Company’s outstanding Common Shares could be purchased in open market or privately negotiated transactions. Pursuant to this program, the Company purchased approximately 12.5 million Common Shares during the year ended December 31, 2006, at an average price per share of $43.79.

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

15.	Share-Based Compensation Plans

Incentive Plan

In May 2006, shareholders voted to approve the Weatherford International Ltd. 2006 Omnibus Incentive Plan (“Omnibus Plan”) previously adopted by the Board of Directors in February 2006. The Omnibus Plan provides for awards of options, stock appreciation rights, restricted shares, restricted share units, performance share awards, performance unit awards, other share-based awards and cash-based awards to any employee or non-employee director of the Company or any of its affiliates. No further options, restricted shares or restricted share units will be granted under the other existing equity plans of the Company and any future issuances of share-based awards will be made from the Omnibus Plan. The provisions of each award will vary based on the type of award granted and will be specified by the Compensation Committee of the Board of Directors. Those awards, such as options and SARs, that are based on a specific contractual term will be granted with a term not to exceed ten years. The terms of the issuances to date under the Omnibus Plan are consistent with awards previously granted. Under the Omnibus Plan, there are 10.0 million Common Shares available for grant. As of December 31, 2006, approximately 9.4 million shares were available for grant under the plan. To date, only options, restricted shares and restricted share units have been granted under the Omnibus Plan.

The options granted under the Omnibus Plan are granted with an exercise price equal to or greater than the fair market value of the Common Shares at the time the option is granted. The Company values and recognizes the

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options and restricted shares and restricted share units similar to the awards previously granted under the Company’s other share-based payment plans.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards as of December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
	(In thousands, except per share amounts)

Net Income:
As reported	$467,420	$330,146
Employee share-based compensation expense included in reported net income, net of income tax benefit	18,816	5,890
Pro forma compensation expense, determined under fair value methods for all awards, net of income tax benefit	(29,745)	(26,911)

Pro forma	$456,491	$309,125

Basic earnings per share:
As reported	$1.56	$1.23
Pro forma	1.52	1.15
Diluted earnings per share:
As reported	$1.47	$1.15
Pro forma	1.44	1.08

The Company recognized $62.7 million, $28.9 million and $9.1 million in employee share-based compensation expense during the years ended 2006, 2005 and 2004, respectively. The related income tax benefit recognized for the years ended 2006, 2005 and 2004 was $22.0 million, $10.1 million and $3.2 million, respectively. The Company capitalized $2.6 million of share-based compensation during the year ended 2006. The Company did not capitalize any share — based compensation during 2005 and 2004.

The Company uses the Black-Scholes option pricing model to determine the fair value of each option award on the date of grant. The estimated fair value of the option is amortized to expense on a straight-line basis over the vesting period. The specific assumptions used in determining the fair values for option grants during the years ended 2006, 2005 and 2004 are discussed in more detail below and are noted in the following table.

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

	Year Ended December 31,
	2006	2005	2004

Expected volatility	36.2%	38.9%	48.2%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	5.0	5.0	5.0
Risk-free rate	4.7%	4.4%	3.9%

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity under the stock option plans as of December 31, 2006, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
				(In thousands)

Outstanding at January 1, 2006	13,940,334	$13.72
Granted	239,000	44.08
Exercised	(4,247,037)	12.98
Forfeited	(18,000)	19.87

Outstanding at December 31, 2006	9,914,297	14.77	7.92	$268,467
Vested or Expected to Vest at December 31, 2006	9,914,297	14.77	7.92	268,467
Exercisable at December 31, 2006	9,292,097	13.61	7.76	261,891

The weighted-average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $17.56, $14.20 and $9.81, respectively. The intrinsic value of options exercised during 2006, 2005 and 2004 was $145.9 million, $278.7 million and $107.8 million, respectively. As of December 31, 2006, there was $5.3 million of total unrecognized compensation cost related to the Company’s unvested stock options and that cost is expected to be recognized over a weighted-average period of 1.9 years.

A summary of the status of the Company’s non-vested RSAs and RSUs issued under its Restricted Share Plan and Omnibus Plan as of December 31, 2006 and changes during the year then ended, is presented below:

		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	RSA	Fair Value	RSU	Fair Value

Non-Vested at January 1, 2006	4,206,900	$30.47	2,680,240	$33.99
Granted	158,800	43.01	251,100	44.03
Vested	(833,140)	25.98	(268,602)	26.06
Forfeited	(239,980)	33.22	(289,888)	35.19

Non-Vested at December 31, 2006	3,292,580	33.56	2,372,850	35.90

The weighted-average grant date fair value of RSAs and RSUs granted during the years ended 2006, 2005 and 2004 was $43.63, $32.18 and $21.50, respectively. The total fair value of RSAs and RSUs vested during the years ended 2006 and 2005 was $46.5 million and $15.0 million, respectively. There were no RSA or RSU vestings during the year ended December 31, 2004. As of December 31, 2006, there was $82.7 million and $65.5 million of total unrecognized compensation cost related to non-vested RSAs and RSUs, respectively, which is expected to be recognized over a weighted-average period of 2.6 years.

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

16.	Retirement and Employee Benefit Plans

The Company has defined contribution plans covering certain of its employees. Contribution expenses related to these plans totaled $21.9 million, $17.4 million and $9.3 million in 2006, 2005 and 2004, respectively.

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

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit or postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit or postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the previously deferred portion of defined benefit or postretirement plans in other comprehensive income.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The following table illustrates the incremental financial statement impact of adopting SFAS No. 158:

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
	(In thousands)

Other Intangible Assets, Net	$618,013	$(18,185)	$599,828
Other Assets	168,126	162	168,288
Total Assets	10,157,271	(18,023)	10,139,248
Deferred Tax Liabilities	150,980	(14,772)	136,208
Other Liabilities	196,684	23,812	220,496
Accumulated Other Comprehensive Income	146,216	(27,063)	119,153
Total Shareholders’ Equity	6,201,862	(27,063)	6,174,799
Total Liabilities and Shareholders’ Equity	10,157,271	(18,023)	10,139,248

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan information including the funded status of the plans is presented below.

The changes in benefit obligations were as follows:

	Year Ended December 31,
	2006		2005
	United		United
	States	International	States	International
	(In thousands)

Benefit obligation at beginning of year	$81,865	$124,883	$63,019	$84,239
Service cost	2,301	9,694	2,417	8,573
Interest cost	4,154	6,575	3,398	4,941
Plan participants’ contributions	—	2,823	—	2,341
Business combinations	—	795	2,701	34,407
Divestiture	—	(1,956)	—	—
Amendments	3,629	111	4,753	(5,976)
Curtailments	(2,658)	—	7,450	(2,385)
Settlements	(7,484)	(291)	(14,334)	(3,460)
Actuarial loss	14,245	554	13,605	14,510
Currency fluctuations	—	14,843	—	(9,587)
Benefits paid	(1,745)	(4,091)	(1,144)	(2,720)

Benefit obligation at end of year	$94,307	$153,940	$81,865	$124,883

The changes in plan assets were as follows:

	Year Ended December 31,
	2006		2005
	United		United
	States	International	States	International
	(In thousands)

Fair value of plan assets at beginning of year	$12,150	$91,271	$10,075	$56,554
Actual return on plan assets	1,183	10,375	535	12,546
Employer contribution	435	9,145	234	9,015
Plan participants’ contributions	—	2,823	—	2,337
Business combinations	—	—	2,450	23,824
Divestiture	—	(1,240)	—	—
Settlements	—	(291)	—	(3,363)
Currency fluctuations	—	12,041	—	(7,304)
Benefits paid	(1,745)	(3,677)	(1,144)	(2,338)

Fair value of plan assets at end of year	12,023	120,447	12,150	91,271

Funded status	$(82,284)	$(33,493)	$(69,715)	$(33,612)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts recognized in the Consolidated Balance Sheets are as follows:

	Year Ended December 31,
	2006		2005
	United		United
	States	International	States	International
	(In thousands)

Noncurrent assets	$41	$121	$—	$187
Current liabilities	(6,202)	—	(200)	(190)
Noncurrent liabilities	(76,123)	(33,614)	(51,582)	(33,991)

Amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are as follows:

	Year Ended December 31,
	2006		2005
	United		United
	States	International	States	International
	(In thousands)

Net loss	$37,269	$7,080	$—	$—
Net prior service costs (credit)	18,279	(1,505)	—	—
Net transition asset	—	(27)	—	—

Total accumulated other comprehensive income	$55,548	$5,548	$12,915	$9,866

The accumulated benefit obligation for defined benefit pension plans was $67.8 million and $62.9 million at December 31, 2006 and 2005, respectively, for the U.S. plans and $149.8 million and $121.3 million at December 31, 2006 and 2005, respectively, for the international plans.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets or accumulated benefit obligations in excess of plan assets as of December 31, 2006 and 2005 are as follows:

	2006		2005
	United		United
	States	International	States	International
	(In thousands)

Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$92,017	$150,937	$81,865	$124,195
Fair value of plan assets	9,691	117,097	12,150	90,354
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	65,551	136,680	62,892	110,657
Fair value of plan assets	9,691	103,640	12,150	77,645

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit cost during the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006		2005		2004
	United		United		United
	States	International	States	International	States	International
	(In thousands)

Service cost	$2,301	$9,694	$2,417	$8,573	$1,763	$6,698
Interest cost	4,154	6,575	3,398	4,941	2,568	3,685
Expected return on plan assets	(765)	(6,126)	(802)	(4,018)	(899)	(2,996)
Amortization of transition asset	—	(4)	—	(3)	—	(4)
Amortization of prior service cost (credit)	2,234	(104)	2,457	323	2,629	13
Settlements/curtailments	6,848	—	17,432	(2,385)	—	—
Amortization of net loss	1,807	549	1,140	11	166	589

Net periodic benefit cost	$16,579	$10,584	$26,042	$7,442	$6,227	$7,985

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2007 are as follows:

	United
	States	International
	(In thousands)

Net loss	$2,606	$146
Prior service costs (credit)	2,241	(104)
Transition asset	—	(4)

Prior service costs are amortized using an alternative straight-line method over the average remaining service period of employees expected to receive plan benefits.

Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions.

The weighted average assumption rates used for benefit obligations are as follows:

	Year Ended December 31,
	2006	2005

Discount rate:
United States plans	5.00 - 5.50%	5.25 - 5.50%
International plans	1.90 - 5.80	2.00 - 5.80
Rate of compensation increase:
United States plans	8.00	6.00
International plans	2.00 - 5.34	2.25 - 6.08

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumption rates used for net periodic benefit costs are as follows:

	Year Ended December 31,
	2006	2005	2004

Discount rate:
United States plans	5.00 - 5.50%	5.25% - 5.75%	6.00%
International plans	2.00 - 5.80	1.80 - 6.00	1.80 - 7.00
Expected return on plan assets:
United States plans	5.00 - 7.00	8.00	8.00
International plans	4.00 - 7.50	4.00 - 7.00	4.00 - 8.00
Rate of compensation increase:
United States plans	6.00	4.00	3.00
International plans	2.00 - 6.08	2.25 - 6.85	2.75 - 7.50

In determining the overall expected long-term rate of return for plan assets, the Company takes into consideration the historical experience as well as future expectations of the asset mix involved. As different investments yield different returns, each asset category must be reviewed individually and then weighted for significance in relation to the total portfolio.

The weighted average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	2006		2005
	United		United
	States	International	States	International

Equity	61%	73%	58%	77%
Debt securities	38	18	41	18
Other	1	9	1	5

Total	100%	100%	100%	100%

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

In 2007, the Company expects to contribute $1.1 million in the U.S. and $9.7 million internationally to its pension and other postretirement benefit plans. In addition, the following benefit payments, which reflect expected future service and anticipated settlements, as appropriate, are expected to be paid (in thousands):

	United
	States	International

2007	$9,496	$1,632
2008	1,421	3,130
2009	2,419	2,900
2010	2,343	1,948
2011	2,651	4,599
2012 - 2016	19,359	32,150

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Income Taxes

The components of Income from Continuing Operations Before Income Taxes and Minority Interest were as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Domestic	$525,104	$94,016	$50,141
Foreign	699,119	532,176	380,606

	$1,224,223	$626,192	$430,747

The Company’s income tax benefit (provision) from continuing operations consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Current:
U.S. federal and state income taxes	$(82,232)	$605	$388
Foreign	(190,973)	(130,994)	(108,786)

Total current	(273,205)	(130,389)	(108,398)

Deferred:
U.S. federal	(74,080)	(48,465)	(1,458)
Foreign	30,761	19,688	17,184

Total deferred	(43,319)	(28,777)	15,726

	$(316,524)	$(159,166)	$(92,672)

The difference between the tax (provision) benefit at the statutory federal income tax rate and the tax (provision) benefit attributable to Income from Continuing Operations Before Income Taxes and Minority Interest for the three years ended December 31, 2006 is analyzed below:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Statutory federal income tax rate	$(428,479)	$(219,167)	$(150,762)
Effect of state income tax, net and alternative minimum tax	(1,965)	(191)	252
Effect of domestic non-deductible expenses	3,247	6,568	(2,076)
Change in valuation allowance	(8,395)	(17,223)	1,161
Effect of foreign income tax, net	98,384	66,923	60,933
Change in income tax reserve	7,500	8,744	—
Other	13,184	(4,820)	(2,180)

	$(316,524)	$(159,166)	$(92,672)

During the fourth quarter of 2006, the Company recorded a benefit of $26.4 million related to the favorable settlement of certain foreign income tax exposures. This adjustment is presented in Effect of foreign income tax, net.

During the fourth quarter of 2006, the Company completed an analysis of book and tax basis differences in its major tax paying jurisdictions and, as a result, recorded a tax benefit of $12.9 million, of which, $5.1 million is

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presented in Effect of foreign income tax, net and $7.8 million is presented in Other. In addition, during the fourth quarter of 2006, the Company recorded $10.8 million of benefits related to certain prior year foreign income tax returns. This adjustment is presented in Effect of foreign income tax, net. The Company recorded a $19.8 million benefit related to its prior year domestic income tax returns during the third quarter of 2006. Of this benefit, $14.7 million is presented in Effect of foreign income tax, net and $5.1 million is presented in Other. The Company assessed these adjustments and concluded that these adjustments were immaterial, individually and in the aggregate, to the Company’s prior years’ results of operations.

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

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting. The components of the net deferred tax asset (liability) attributable to continuing operations were as follows:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Domestic and foreign operating losses	$103,940	$57,458
Accrued liabilities and reserves	158,904	137,457
Tax credits	26,277	70,489
Unremitted foreign earnings	—	5,355
Other differences between financial and tax basis	59,731	33,683
Differences between financial and tax basis inventory	25,375	22,735
Valuation allowance	(51,808)	(44,003)

Total deferred tax assets	322,419	283,174

Deferred tax liabilities:
Property, plant and equipment	(113,960)	(128,850)
Goodwill and other intangibles	(164,537)	(30,972)
Other differences between financial and tax basis	(5,227)	(7,690)

Total deferred tax liabilities	(283,724)	(167,512)

Net deferred tax assets	$38,695	$115,662

In connection with the acquisition of the Precision divisions, certain of Precision’s operations were integrated with the Company’s operations resulting in a charge of $23.9 million in 2005. The integration required recognition of certain gains that had previously been deferred for tax purposes and also required a valuation allowance to be placed on a portion of the Company’s tax credits. The integration and restructuring should enable the Company to more effectively realize tax credits.

The overall increase in the valuation allowance in 2006 is primarily attributable to the establishment of a valuation allowance against net operating losses (“NOLs”) in various jurisdictions. The overall increase in the valuation allowance in 2005 is primarily attributable to the establishment of a valuation allowance against NOLs in various jurisdictions and tax credits in the United States. Management’s assessment is that the character and nature of future taxable income may not allow the Company to realize the tax benefits of the NOLs and tax credits within the allowable carryforward period. Therefore, an appropriate valuation allowance has been made.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has provided additional taxes for the anticipated repatriation of earnings of its foreign subsidiaries where Management has determined that the foreign subsidiaries earnings are not indefinitely reinvested. For foreign subsidiaries whose earnings are indefinitely reinvested, no provision for US federal and state income taxes has been provided. If the earnings were not indefinitely reinvested, the estimated tax liability would be approximately $52.8 million after application of available foreign tax credits.

At December 31, 2006, the Company had approximately $420.0 million of NOLs, $115.3 million of which were generated by certain domestic subsidiaries prior to their acquisition by the Company. The use of these acquired domestic NOLs is subject to limitations imposed by the Internal Revenue Code and is also restricted to the taxable income of the subsidiaries generating these losses. Loss carryforwards, if not utilized, will expire at various dates from 2007 through 2025.

At December 31, 2006, the Company had approximately $17.2 million of foreign tax credits available to offset future payments of federal income taxes. The foreign tax credits expire in varying amounts through 2015.

As of January 1, 2007, the Company adopted FIN No. 48 and does not expect the Interpretation to have a material impact on its results from operations or financial position (See Note 1).

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Commitments

Operating Leases

The Company is committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property. Future minimum rental commitments under noncancelable operating leases are as follows (in thousands):

2007	$59,906
2008	44,173
2009	34,819
2010	29,225
2011	23,413
Thereafter	123,668

$315,204

Total rent expense incurred under operating leases was approximately $90.8 million, $69.9 million and $42.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

20.	Related Party Transactions

A member of the Company’s Board of Directors is the Chief Executive Director of London Merchant Securities plc. The Company began leasing office space from London Merchant Securities during 2004. The annual rent is $0.3 million plus the Company’s proportional share of building expenses. The terms of the lease are standard market terms.

In 2005, the Company entered into a spot-rate foreign exchange transaction totaling $4.0 million with Lehman Brothers, Inc. (“Lehman”), an investment banking firm in which two directors of the Company are managing directors. The Company also sold its interest in an agreement to explore and develop oil and gas interests to a Lehman affiliate, who also was an original party to the agreement, for $4.2 million. In 2003 and 2004, the Company entered into interest rate swap agreements for its 6 5/8% Senior Notes with Lehman at market rates.

During 2003, the Company sold one of its businesses to two former employees for $0.1 million in cash and a note receivable of $3.2 million. The balance of the note receivable was $1.4 million and $1.9 million at December 31, 2006 and 2005, respectively.

A member of the Company’s Board of Directors is the Chief Executive Officer of First Reserve Corporation. First Reserve Corporation beneficially owns certain convertible preferred securities of CiDRA Corporation (“CiDRA”), which are convertible into less than 10% of CiDRA common stock on a fully diluted and convertible basis. In 2004, the Company sold and licensed certain technology and rights to CiDRA. The Company received $2.0 million in cash, a $7.0 million promissory note payable over four years and will receive royalty payments equal to 5% of CiDRA’s sales. The member of the Company’s Board of Directors did not participate in the Company’s consideration or approval of these transactions. The note balance was fully paid as of December 31, 2006. The balance of the note receivable was $7.0 million at December 31, 2005.

During 2002, the Company sold certain assets to a former employee for a note receivable. The balance of the note receivable was $4.5 million and $8.1 million at December 31, 2006 and 2005, respectively.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Segment Information

Geographic Segments

Financial information by geographic segment, as provided to the chief operating decision maker, for each of the three years ended December 31, 2006, is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products and performance of services. Long-lived assets are long-term assets excluding deferred tax assets of $34.0 million, $47.1 million and $37.8 million at December 31, 2006, 2005 and 2004, respectively.

	Revenues from Unaffiliated Customers			Long-lived Assets
	2006	2005	2004	2006	2005	2004
	(In thousands)

United States	$2,512,840	$1,609,209	$1,140,974	$2,956,817	$1,306,406	$1,761,501
Canada	1,159,790	791,496	528,581	1,291,666	1,515,520	534,286
Latin America	726,197	423,974	301,392	360,220	423,490	171,570
Europe, CIS and West Africa	827,343	659,308	556,112	875,645	1,376,412	730,944
Middle East and North Africa	922,131	519,826	376,054	1,031,280	902,904	234,840
Asia Pacific	430,627	329,414	228,661	229,642	369,604	129,377

	$6,578,928	$4,333,227	$3,131,774	$6,745,270	$5,894,336	$3,562,518

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

In connection with the Company’s integration plan relating to the acquisition of divisions of Precision Drilling Corporation and the operational realignment of its Pipeline and Specialty Services businesses, the Company undertook a review of its presentation of segment information in the second quarter of 2006 (See Note 1). In addition to its former businesses, Evaluation, Drilling & Intervention Services now includes the operations of Precision Drilling International and Completion & Production Services includes the operations of Pipeline and Specialty Services. The following describes our reporting segments:

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information by industry segment for each of the three years ended December 31, 2006 is summarized below. The total assets and capital expenditures for the years ended December 31, 2005 and 2004 do not include the assets or activity of the Company’s discontinued operation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Inter-segment sales are not material.

	Evaluation,
	Drilling &	Completion &
	Intervention	Production
	Services	Systems	Corporate(a)	Total
	(In thousands)

2006
Revenues from unaffiliated customers	$4,234,024	$2,344,904	$—	$6,578,928
Depreciation and amortization	379,406	100,000	3,655	483,061
Operating income (loss)	1,025,630	424,342	(109,763)	1,340,209
Total assets	6,940,426	2,942,165	256,657	10,139,248
Capital expenditures for property, plant and equipment	774,875	262,562	33,647	1,071,084
2005
Revenues from unaffiliated customers	$2,528,745	$1,804,482	$—	$4,333,227
Depreciation and amortization	246,061	85,824	2,453	334,338
Operating income (loss)(b)	454,622	209,685	(99,465)	564,842
Total assets	5,750,477	2,407,083	422,744	8,580,304
Capital expenditures for property, plant and equipment	397,330	109,933	19,341	526,604
2004
Revenues from unaffiliated customers	$1,697,635	$1,434,139	$—	$3,131,774
Depreciation and amortization	177,468	75,947	2,469	255,884
Operating income (loss)	323,190	131,126	(52,051)	402,265
Total assets	2,647,441	2,153,973	729,312	5,530,726
Capital expenditures for property, plant and equipment	194,139	92,773	23,918	310,830

(a)	Includes Equity in Earnings of Unconsolidated Affiliates that are integral to the Company’s operations.

(b)	Includes Exit Costs and Restructuring Charges of $72,769, $8,728 and $32,738 in Evaluation, Drilling & Intervention Services, Completion & Production Systems and Corporate, respectively (See Note 4).

On January 8, 2007, the Company created the position of Senior Vice President and Chief Operating Officer. During 2007, in conjunction with this organizational change, the Company decided to merge its two existing divisions, Evaluation, Drilling & Intervention Services and Completion & Production Systems, into a single operating group.

22.	Consolidating Financial Statements

Effective June 26, 2002, Weatherford Limited became the parent holding company of Weatherford International, Inc. following a corporate reorganization. Weatherford International, Inc. continues to exist as an indirect, wholly owned subsidiary of Weatherford Limited. Weatherford Limited and its subsidiaries continue to conduct the business previously conducted by Weatherford International, Inc. and its subsidiaries. The reorganization has been

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for as a reorganization of entities under common control, and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities or shareholders’ equity. As part of the reorganization, Weatherford Limited (“Parent”) and Weatherford International, Inc. (“Issuer”) each guaranteed, on a full and unconditional basis, certain indebtedness of the Company.

As of December 31, 2006, the 6 5/8% Senior Notes of the Issuer were guaranteed by the Parent. As of December 31, 2005, the 6 5/8% Senior Notes and the 7 1/4% Senior Notes of the Issuer were guaranteed by the Parent. The 7 1/4% Senior Notes were paid in full in May 2006. The following obligations of the Parent were guaranteed by the Issuer as of December 31, 2006 and 2005: (i) the Revolving Credit Facility, (ii) the 4.95% Senior Notes, and (iii) issuances of notes under the commercial paper program. As of December 31, 2006, the 5.50% Senior Notes and 6.50% Senior Notes are guaranteed by the Issuer. As of December 31, 2005, the 364-Day Facility was guaranteed by the Issuer.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2006

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(In thousands)

ASSETS
Current Assets:
Cash and Cash Equivalents	$35	$2,271	$123,981	$—	$126,287
Other Current Assets	131	3,739	3,229,840	—	3,233,710

	166	6,010	3,353,821	—	3,359,997

Equity Investments in Affiliates	10,009,855	3,502,589	12,935,625	(26,448,069)	—
Shares Held in Parent	—	132,541	548,575	(681,116)	—
Intercompany Receivables, Net	329,237	1,333,181	—	(1,662,418)	—
Other Assets	40,897	8,517	6,729,837	—	6,779,251

	$10,380,155	$4,982,838	$23,567,858	$(28,791,603)	$10,139,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$491,542	$9,272	$147,922	$—	$648,736
Accounts Payable and Other Current Liabilities	33,788	3,887	1,356,734	—	1,394,409

	525,330	13,159	1,504,656	—	2,043,145

Long-term Debt	1,198,973	355,318	10,309	—	1,564,600
Intercompany Payables, Net	—	—	1,662,418	(1,662,418)	—
Other Long-term Liabilities	72,789	57,119	226,796	—	356,704
Shareholders’ Equity	8,583,063	4,557,242	20,163,679	(27,129,185)	6,174,799

	$10,380,155	$4,982,838	$23,567,858	$(28,791,603)	$10,139,248

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2006

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(In thousands)

Revenues	$—	$—	$6,578,928	$—	$6,578,928
Costs and Expenses	(16,872)	(1,013)	(5,226,664)	—	(5,244,549)
Equity in Earnings of Unconsolidated Affiliates	—	—	5,830	—	5,830

Operating Income (Loss)	(16,872)	(1,013)	1,358,094	—	1,340,209

Other Income (Expense):
Interest Expense, Net	(74,669)	(26,337)	(1,915)	—	(102,921)
Intercompany Charges, Net	(42,732)	67,923	(25,191)	—	—
Equity in Subsidiary Income	1,030,970	1,006,190	—	(2,037,160)	—
Other, Net	(325)	(864)	(11,876)	—	(13,065)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	896,372	1,045,899	1,319,112	(2,037,160)	1,224,223
Provision for Income Taxes	(3)	(14,929)	(301,592)	—	(316,524)

Income (Loss) from Continuing Operations Before Minority Interest	896,369	1,030,970	1,017,520	(2,037,160)	907,699
Minority Interest, Net	—	—	(11,330)	—	(11,330)

Income (Loss) from Continuing Operations	896,369	1,030,970	1,006,190	(2,037,160)	896,369
Loss from Discontinued Operation, Net of Taxes	—	—	—	—	—

Net Income (Loss)	$896,369	$1,030,970	$1,006,190	$(2,037,160)	$896,369

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2005

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(In thousands)

Revenues	$—	$—	$4,333,227	$—	$4,333,227
Costs and Expenses	(16,524)	(912)	(3,761,376)	—	(3,778,812)
Equity in Earnings of Unconsolidated Affiliates	—	—	10,427	—	10,427

Operating Income (Loss)	(16,524)	(912)	582,278	—	564,842

Other Income (Expense):
Gain on Sale of Universal Common Stock	115,456	—	—	—	115,456
Debt Redemption Expense	—	(4,733)	—	—	(4,733)
Interest Expense, Net	(22,953)	(43,324)	(2,858)	—	(69,135)
Intercompany Charges, Net	(35,500)	104,146	(68,646)	—	—
Equity in Subsidiary Income	411,695	376,282	—	(787,977)	—
Other, Net	15,598	(315)	4,479	—	19,762

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	467,772	431,144	515,253	(787,977)	626,192
Provision for Income Taxes	(352)	(19,449)	(139,365)	—	(159,166)

Income (Loss) from Continuing Operations Before Minority Interest	467,420	411,695	375,888	(787,977)	467,026
Minority Interest, Net	—	—	(817)	—	(817)

Income (Loss) from Continuing Operations	467,420	411,695	375,071	(787,977)	466,209
Income from Discontinued Operation, Net of Taxes	—	—	1,211	—	1,211

Net Income (Loss)	$467,420	$411,695	$376,282	$(787,977)	$467,420

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2004

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(In thousands)

Revenues	$—	$—	$3,131,774	$—	$3,131,774
Costs and Expenses	(3,662)	(1,490)	(2,728,195)	—	(2,733,347)
Equity in Earnings of Unconsolidated Affiliates	—	—	3,838	—	3,838

Operating Income (Loss)	(3,662)	(1,490)	407,417	—	402,265

Other Income (Expense):
Gain on Sale of Universal Common Stock	77,642	—	—	—	77,642
Interest Expense, Net	(11,839)	(43,720)	(4,157)	—	(59,716)
Intercompany Charges, Net	(31,297)	90,547	(59,250)	—	—
Equity in Subsidiary Income	281,281	283,320	—	(564,601)	—
Other, Net	17,847	340	(7,631)	—	10,556

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	329,972	328,997	336,379	(564,601)	430,747
(Provision) Benefit for Income Taxes	174	(47,716)	(45,130)	—	(92,672)

Income (Loss) from Continuing Operations Before Minority Interest	330,146	281,281	291,249	(564,601)	338,075
Minority Interest, Net	—	—	(776)	—	(776)

Income (Loss) from Continuing Operations	330,146	281,281	290,473	(564,601)	337,299
Loss from Discontinued Operation, Net of Taxes	—	—	(7,153)	—	(7,153)

Net Income (Loss)	$330,146	$281,281	$283,320	$(564,601)	$330,146

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2006

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(In thousands)

Cash Flows from Operating Activities:
Net Income (Loss)	$896,369	$1,030,970	$1,006,190	$(2,037,160)	$896,369
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	—	—	(5,830)	—	(5,830)
Equity in (Earnings) Loss of Affiliates	(1,030,970)	(1,006,190)	—	2,037,160	—
Charges from Parent or Subsidiary	42,732	(67,923)	25,191	—	—
Deferred Income Tax Provision (Benefit)	—	(22,662)	65,981	—	43,319
Other Adjustments	95,020	22,774	35,367	—	153,161

Net Cash Provided (Used) by Continuing Operations	3,151	(43,031)	1,126,899	—	1,087,019
Net Cash Provided by Discontinued Operation	—	—	—	—	—

Net Cash Provided (Used) by Operating Activities	3,151	(43,031)	1,126,899	—	1,087,019

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	(194,314)	—	(194,314)
Capital Expenditures for Property, Plant and Equipment	—	—	(1,071,084)	—	(1,071,084)
Acquisition of Intellectual Property	—	—	(31,201)	—	(31,201)
Proceeds from Sale of Assets and Business, Net	—	—	39,860	—	39,860
Capital Contribution to Subsidiary	(942,765)	(23,015)	—	965,780	—
Other, Net	—	—	14,240	—	14,240

Net Cash Provided (Used) by Investing Activities	(942,765)	(23,015)	(1,242,499)	965,780	(1,242,499)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	(226,119)	4,954	111,675	—	(109,490)
Borrowings of (Repayments on) Long-term Debt, Net	944,216	(200,860)	(11,341)	—	732,015
Purchase of Treasury Shares	—	—	(548,575)	—	(548,575)
Proceeds from Exercise of Stock Options	—	55,438	—	—	55,438
Borrowings (Repayments) Between Subsidiaries, Net	221,479	189,838	(411,317)	—	—
Proceeds from Capital Contribution	—	—	965,780	(965,780)	—
Other, Net	(51)	15,775	—	—	15,724

Net Cash Provided (Used) by Financing Activities	939,525	65,145	106,222	(965,780)	145,112

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2,410	—	2,410
Net Decrease in Cash and Cash Equivalents	(89)	(901)	(6,968)	—	(7,958)
Cash and Cash Equivalents at Beginning of Year	124	3,172	130,949	—	134,245

Cash and Cash Equivalents at End of Year	$35	$2,271	$123,981	$—	$126,287

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2005

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(In thousands)

Cash Flows from Operating Activities:
Net Income (Loss)	$467,420	$411,695	$376,282	$(787,977)	$467,420
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	(9,496)	—	(10,427)	—	(19,923)
Gain on Sale of Universal Common Stock	(115,456)	—	—	—	(115,456)
Non-cash Portion of Exit Costs and Restructuring Charges	8,191	—	57,009	—	65,200
Charges from Parent or Subsidiary	35,500	(104,146)	68,646	—	—
Equity in (Earnings) Loss of Affiliates	(411,695)	(376,282)	—	787,977	—
Deferred Income Tax Provision	—	19,839	8,938	—	28,777
Other Adjustments	(163,275)	(177,042)	415,099	—	74,782

Net Cash Provided (Used) by Continuing Operations	(188,811)	(225,936)	915,547	—	500,800
Net Cash Provided by Discontinued Operation	—	—	2,294	—	2,294

Net Cash Provided (Used) by Operating Activities	(188,811)	(225,936)	917,841	—	503,094

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	(991,067)	—	(991,067)
Capital Expenditures for Property, Plant and Equipment	—	—	(526,618)	—	(526,618)
Acquisition of Intellectual Property	—	—	(13,423)	—	(13,423)
Proceeds from Sale of Universal Common Stock	276,750	—	—	—	276,750
Proceeds from Sale of Assets and Businesses, Net	—	—	15,874	—	15,874
Other, Net	—	—	(16,424)	—	(16,424)

Net Cash Provided (Used) by Investing Activities	276,750	—	(1,531,658)	—	(1,254,908)

Cash Flows from Financing Activities:
Borrowings of Short-term Debt, Net	716,927	1,885	12,320	—	731,132
Borrowings of (Repayments on) Long-term Debt, Net	—	1,736	(4,110)	—	(2,374)
Redemption of Convertible Debentures	—	(348,816)	—	—	(348,816)
Proceeds from Exercise of Stock Options	—	191,127	—	—	191,127
Borrowings (Repayments) Between Subsidiaries, Net	(943,721)	309,596	634,125	—	—
Other, Net	—	(473)	(487)	—	(960)

Net Cash Provided (Used) by Financing Activities	(226,794)	155,055	641,848	—	570,109

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,489)	—	(1,489)
Net Increase (Decrease) in Cash and Cash Equivalents	(138,855)	(70,881)	26,542	—	(183,194)
Cash and Cash Equivalents at Beginning of Year	138,979	74,053	104,407	—	317,439

Cash and Cash Equivalents at End of Year	$124	$3,172	$130,949	$—	$134,245

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2004

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(In thousands)

Cash Flows from Operating Activities:
Net Income (Loss)	$330,146	$281,281	$283,320	$(564,601)	$330,146
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	(18,567)	—	(3,838)	—	(22,405)
Gain on Sale of Universal Common Stock	(77,642)	—	—	—	(77,642)
Charges from Parent or Subsidiary	31,297	(90,547)	59,250	—	—
Equity in (Earnings) Loss of Affiliates	(281,281)	(283,320)	—	564,601	—
Deferred Income Tax Provision (Benefit)	(686)	15,786	(30,826)	—	(15,726)
Other Adjustments	117,186	5,131	159,451	—	281,768

Net Cash Provided (Used) by Continuing Operations	100,453	(71,669)	467,357	—	496,141
Net Cash Provided by Discontinued Operation	—	—	7,338	—	7,338

Net Cash Provided (Used) by Operating Activities	100,453	(71,669)	474,695	—	503,479

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	(26,464)	—	(26,464)
Capital Expenditures for Property, Plant and Equipment	—	—	(310,868)	—	(310,868)
Acquisition of Intellectual Property	—	—	(20,494)	—	(20,494)
Proceeds from Sale of Assets and Businesses, Net	—	—	23,595	—	23,595
Proceeds from Sale of Universal Common Stock	231,798	—	—	—	231,798
Other, Net	—	—	(2,856)	—	(2,856)

Net Cash Provided (Used) by Investing Activities	231,798	—	(337,087)	—	(105,289)

Cash Flows from Financing Activities:
Repayments on Asset Securitization, Net	—	(75,000)	—	—	(75,000)
Repayments on Short-term Debt, Net	(144,000)	—	(39,775)	—	(183,775)
Repayments on Long-term Debt, Net	—	(1,118)	(7,866)	—	(8,984)
Proceeds from Exercise of Stock Options	—	129,549	—	—	129,549
Borrowings (Repayments) between Subsidiaries, Net	(50,854)	90,568	(39,714)	—	—
Other, Net	—	(1,236)	(163)	—	(1,399)

Net Cash Provided (Used) by Financing Activities	(194,854)	142,763	(87,518)	—	(139,609)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2,776	—	2,776
Net Increase in Cash and Cash Equivalents	137,397	71,094	52,866	—	261,357
Cash and Cash Equivalents at Beginning of Year	1,582	2,959	51,541	—	56,082

Cash and Cash Equivalents at End of Year	$138,979	$74,053	$104,407	$—	$317,439

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Quarterly Financial Data (Unaudited)

The following tabulation sets forth unaudited quarterly financial data for 2006 and 2005:

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
	(In thousands, except per share amounts)

2006
Revenues	$1,536,011	$1,538,576	$1,696,753	$1,807,588	$6,578,928
Gross Profit	548,370	540,304	618,467	653,981	2,361,122
Net Income	203,317	186,847	234,203	272,002	896,369
Earnings Per Share:
Basic	$0.58	$0.54	$0.68	$0.80	$2.59

Diluted	$0.57	$0.52	$0.66	$0.78	$2.53

2005
Revenues	$857,706	$937,295	$1,076,816	$1,461,410	$4,333,227
Gross Profit	274,970	304,187	328,154	474,768	1,382,079
Income from Continuing Operations	80,435	94,725	47,299	243,750	466,209
Income from Discontinued Operation	161	463	587	—	1,211
Net Income	80,596	95,188	47,886	243,750	467,420
Basic Earnings Per Share:
Continuing Operations	$0.29	$0.34	$0.16	$0.70	$1.55
Discontinued Operation	0.00	0.00	0.00	0.00	0.01

Net Income	$0.29	$0.34	$0.16	$0.70	$1.56

Diluted Earnings Per Share:
Continuing Operations	$0.27	$0.32	$0.15	$0.69	$1.47
Discontinued Operation	0.00	0.00	0.00	0.00	0.00

Net Income	$0.27	$0.32	$0.15	$0.69	$1.47

24.	Subsequent Event

Subsequent to December 31, 2006, the Company announced certain organizational changes (See Note 21).

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in internal controls.

During the three-month period ended December 31, 2006 there have been no changes in our assessed internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In December 2006, we established the position of Vice President and Chief Accounting Officer as our principal accounting officer, reporting to the Senior Vice President and Chief Financial Officer.

Internal controls over financial reporting.

Management’s report on our internal controls over financial reporting can be found in Item 8 of this report. The Independent Registered Public Accounting Firm’s attestation report on management’s assessment of the effectiveness of our internal control over financial reporting can also be found in Item 8 of this report.

Item 9B.	Other Information

Effective February 22, 2007, we amended and restated the Weatherford International Ltd. Nonqualified Executive Retirement Plan. The amendments include certain clarifications to age calculations under the plan and to the tax treatment of the plan and payments made pursuant to the plan. The plan, as amended and restated, is attached as an exhibit to this report.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Pursuant to General Instructions G(3), information on directors and executive officers of the Registrant will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 30, 2007.

Our board of directors has adopted a code of ethics entitled “Code of Conduct,” which applies to all our employees, officers and directors and has also adopted a separate “Supplemental Code of Business Conduct” for our senior officers. Copies of these codes can also be found at www.weatherford.com.

Item 11.	Executive Compensation

Pursuant to General Instructions G(3), information on executive compensation will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 30, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Pursuant to General Instruction G(3), information on security ownership of certain beneficial owners and management will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 30, 2007.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 about the number of shares to be issued upon vesting or exercise of equity awards including options, restricted shares, warrants and deferred stock units as well as the number of shares remaining available for issuance under our equity compensation plans.

			Number of Shares
			Remaining Available
	Number of Shares to		for Future Issuance
	be Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Shares
	Options, Warrants	Options, Warrants	Reflected in the
	and Rights	and Rights	First Column)
	(In thousands, except share prices)

Plan Category:
Equity compensation plans approved by shareholders	667	$40.66	9,406
Equity compensation plans not approved by shareholders (a)	21,532	23.73	—

Total	22,199	24.24	9,406

(a)	The Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended (the “Plan”), is administered by the Compensation Committee of the Board of Directors, and all employees are eligible to receive options under the Plan. The Plan provides for the grant of nonqualified options to purchase Common Shares of Weatherford International Ltd. The price at which shares may be purchased is based on the market price of the shares and cannot be less than the aggregate par value of the shares on the date the option was granted. Unless otherwise provided in an option agreement, no option may be exercised after one day less than 10 years from the date of vesting. Options generally become fully exercisable after three to four years from the date of grant, subject to earlier vesting in the event of the death, disability or retirement of the employee or in the event of a change of control of the Company. The Plan provides for the grant of options to purchase up to 44,000,000 shares. As of December 31, 2006, there were options to purchase an aggregate of 7,928,605 Common Shares outstanding under this Plan, of which options to purchase an aggregate of 7,306,405 Common Shares were vested. Subsequent to the shareholder approval of the Company’s Omnibus Plan in May 2006, future grants under this plan have been suspended.

On September 8, 1998, July 5, 2000, and September 26, 2001, the Company granted to each of its directors other than Mr. Duroc-Danner an option or warrant to purchase 187,264, 120,000 and 120,000 Common Shares, respectively, at a purchase price per share equal to $5.8075, $18.375 and $11.885, respectively, which was the fair market value of our Common Shares as of the day we granted the options or warrant. The options and warrants were issued under agreements between us and the directors. Each option or warrant is exercisable for a period of ten years from the date which it becomes fully exercisable. The options and warrant granted on September 8, 1998 and July 5, 2000 become fully exercisable three years from the date of grant, and the options and warrant granted on September 26, 2001 become fully exercisable four years from the date of grant, in each case subject to earlier vesting in the event of the death, disability or retirement of the optionee or warrantholder or a change of control of the Company. Under these agreements there were options and warrants to purchase an aggregate of 1,672,992 Common Shares outstanding as of December 31, 2006, all of which are fully vested.

Under our Non-Employee Director Deferred Compensation Plan, each non-employee director may elect to defer up to 7.5% of any fees paid by the Company. The deferred fees are converted into non-monetary units representing Common Shares that could have been purchased with the deferred fees based on the market price of the Common Shares on the last day of the month in which fees were deferred. If a non-employee director elects to defer at least 5% of his fees, the Company will make an additional contribution to the director’s account equal to the sum of (1) 7.5% of the director’s fees plus (2) the amount of fees deferred by the director. The non-employee directors are fully vested at all times. The Company’s directors may generally determine when distributions will be made from the plan. The amount of the distribution will be a number of Common Shares equal to the number of units at the time of distribution. Distributions are made in Common Shares. As of December 31, 2006, there were 61,412 deferred units outstanding under this plan.

The Company established its Foreign Executive Deferred Compensation Stock Ownership Plan for key foreign employees. Under the Company’s Foreign Executive Deferred Compensation Stock Ownership Plan, the Company contributes 15% of each participant’s total salary, bonus and commission compensation each year. The Company’s contributions vest over a five-year period on the basis of 20% per year for each year of service. Under the Foreign Executive Deferred Compensation Stock Ownership Plan, the Company’s contributions are converted into non-monetary units equal to the number of Common Shares that could have been purchased with the amounts contributed based on the average closing price of the Common Shares for each day of the month in which contributions are made. Distributions are made under the Foreign Executive Deferred Compensation Stock Ownership Plan after a participant retires, becomes disabled or dies or after his employment is terminated. Distributions under the Foreign Executive Deferred Compensation Stock Ownership Plan are made in a number of Common Shares equal to the number of units allocated to the participant’s account at the time of distribution. As of December 31, 2006, there were 91,486 deferred units outstanding under this plan.

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

In 2003, the Company’s Board of Directors approved a restricted share plan that allows for the grant of up to 7,670,000 of our Common Shares to key employees and directors of the Company. Restricted shares are subject to forfeiture restrictions that generally lapse after a specified period from the date of grant and are subject to earlier vesting in the event of death, retirement or a change in control. As of December 31, 2006 there were 6,968,870 shares granted under this plan, of which 1,656,055 shares are vested. Subsequent to the shareholder approval of the Company’s Omnibus Plan in May 2006, future grants under this plan have been suspended.

Item 13.	Certain Relationships and Related Transactions

Pursuant to General Instruction G(3), information on certain relationships and related transactions will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 30, 2007.

Item 14.	Principal Accountant Fees and Services

Pursuant to General Instruction G(3), information on principal accountant fees and services will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 30, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report or incorporated herein by reference:

1. The consolidated financial statements of the Company listed on page 46 of this report.

2. The financial statement schedule on page 104 of this report.

3. The exhibits of the Company listed below under Item 15(b).

(b) Exhibits:

Exhibit
Number	Description

2.1	Stock Purchase Agreement dated June 6, 2005 by and between Precision Drilling Corporation and Weatherford International Ltd. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K dated June 6, 2005 on Form 8-K/A (File No. 1-31339) filed June 9, 2005).
2.2	Agreement and Plan of Merger dated May 8, 2002, among Weatherford International, Inc., Weatherford Merger, Inc., Weatherford International Ltd. and Weatherford U.S. Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.1	Memorandum of Association of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.2	Memorandum of Increase of Share Capital of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.3	Bye-laws of Weatherford International Ltd. (incorporated by reference to Annex III to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Memorandum of Association and Bye-laws of Weatherford International Ltd. defining the rights of holders of common shares.
4.2	Guarantee, dated as of October 25, 2005, of Weatherford International, Inc. for the benefit of holders of any notes issued by Weatherford International Ltd., from time to time pursuant to the Issuing and Paying Agent Agreement, dated as of October 25, 2005, between Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
4.3	Second Amended and Restated Credit Agreement dated as of May 2, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed May 5, 2006).
4.4	Indenture, dated October 1, 2003, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 2, 2003).
4.5	Indenture dated May 17, 1996, between Weatherford Enterra, Inc. and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).
4.6	Third Supplemental Indenture dated November 16, 2001, between Weatherford International, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Reg. No. 333-73770) filed November 20, 2001).
4.7	Fourth Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company) (incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.8	Form of global note for 4.95% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).
4.9	Form of global note for 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-31339) filed February 17, 2006).
4.10	Officers’ Certificate dated as of February 17, 2006 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-31339) filed February 17, 2006).

Exhibit
Number		Description

4.11		Certificate of Assistant Secretary as to the adoption of a resolution increasing authorized share capital (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed May 15, 2006).
4.12		Amended and Restated Warrant Agreement, dated effective as of July 12, 2006, by and among Weatherford International, Ltd., Weatherford International, Inc. and Shell Technology Ventures, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed July 14, 2006).
4.13		Officer’s Certificate, dated August 7, 2006, establishing the series of 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.14		Form of $500,000 Global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.15		Form of $100,000 Global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.16		Notice of Commitment Increase dated as of November 14, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed November 16, 2006.
10.1		Issuing and Paying Agent Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.2		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and J. P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.3		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.4		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Merrill Lynch Money Markets Inc. (for notes with maturities up to 270 days) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, (for notes with maturities over 270 days up to 397 days) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.5		Amendment to Preferred Supplier Agreement dated April 14, 2003 (incorporated by reference to Exhibit 10.1 to the Grant Prideco Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-15423), filed May 15, 2003).
*10	.6	Weatherford Enterra, Inc. 1991 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 (File 1-7867) filed March 23, 1997).
*10	.7	2004 Weatherford Variable Compensation Plan, Including Form of Award Letter (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-31339) filed November 9, 2004).
*10	.8	Weatherford Variable Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 25, 2005).
*10	.9	Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers and non-officers (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 on Form 10-Q/A (File No. 1-31339) filed September 15, 2004).

Exhibit
Number		Description

*10	.10	Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan and Related Trust Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
†*10	.11	Amended and Restated Weatherford International Ltd. Nonqualified Executive Retirement Plan.
*10	.12	Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.13	Weatherford International Incorporated Non-Employee Director Retirement Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-13086) filed March 11, 2005).
*10	.14	Weatherford International, Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).
*10	.15	Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan dated March 23, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-31339) filed May 6, 2004).
*10	.16	Energy Ventures, Inc. 1991 Non-Employee Director Stock Option Plan and Form of Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-13086) filed August 8, 1991).
*10	.17	Energy Ventures, Inc. 1992 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 (Reg. No. 333-13531) filed October 4, 1997).
*10	.18	Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-13086) filed August 12, 1995).
*10	.19	General Amendment of Employee Stock Option Programs of Weatherford International, Inc. dated May 9, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.20	General Amendment of Director’s Stock Option Plans and Agreements dated May 9, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.21	Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-13086) filed March 10, 2004).
*10	.22	Amendment to Stock Option Programs (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 19, 2000).
*10	.23	Employment Agreement, dated as of December 1, 2005, between Weatherford International Ltd. and Hazel A. Brown (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 2, 2005).
*10	.24	Employment Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.25	Employment Agreement, dated as of September 1, 2005, between Weatherford International Ltd. and John R. King (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed September 7, 2005).
*10	.26	Employment Agreement, dated as of September 1, 2005, between Weatherford International Ltd. and Ian E. Kelly (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed September 7, 2005).
*10	.27	Employment Agreements dated August 1, 2003, between Weatherford International Ltd. and each of M. David Colley, E. Lee Colley III, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin, and Keith R. Morley (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-31339) filed November 6, 2003).

Exhibit
Number		Description

*10	.28	Indemnification Agreement, dated as of December 1, 2005, between Weatherford International Ltd. and Hazel A. Brown (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 2, 2005).
*10	.29	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and John R. King (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.30	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Ian E. Kelly (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.31	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.32	Indemnification Agreements with Robert K. Moses, Jr. (incorporated by reference to Exhibit 10.10 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); and William E. Macaulay (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)).
*10	.33	Indemnification Agreements with each of Bernard J. Duroc-Danner, Gary L. Warren, Burt M. Martin, E. Lee Colley III, Stuart E. Ferguson, David J. Butters, Robert A. Rayne, Robert K. Moses, Jr., Robert B. Millard, William E. Macaulay and Sheldon B. Lubar (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13086) filed November 13, 2002).
*10	.34	Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).
*10	.35	Form of Amendment to Stock Option Agreements dated September 8, 1998 for Non-Employee Directors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
*10	.36	Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).
*10	.37	Form of Stock Option Agreement for Non-employee Directors dated September 26, 2001 (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-8 (Reg. No. 333-81678) filed January 30, 2002).
*10	.38	Assumption and General Amendment of Directors’ Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
10.39		License Agreement among Shell Technology Ventures Inc., Weatherford/Lamb, Inc. and Weatherford International, Inc. dated March 1, 2002, as amended on April 29, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.40		Framework Agreement between Shell Technology Ventures Limited and Weatherford International, Inc. dated March 1, 2002, as amended on April 19, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.41		Agreement dated August 31, 2005, between Weatherford International Ltd. and Precision Drilling Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed September 7, 2005).

Exhibit
Number		Description

*10	.42	Employment Agreement dated October 27, 2006, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).
*10	.43	Employment Agreement dated October 27, 2006, between Weatherford International Ltd. and Jessica Abarca (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).
*10	.44	Indemnification Agreement dated October 27, 2006, between Weatherford International Ltd. and Jessica Abarca (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).
†*10	.45	Form of Restricted Share Unit Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan.
†*10	.46	Form of Stock Option Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan.
†*10	.47	Form of Restricted Share Award Agreement for Non-employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan.
†*10	.48	Form of Restricted Share Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan.
†*10	.49	Form of Stock Option Award Agreement for Non-employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan.
†21	.1	Subsidiaries of Weatherford International Ltd.
†23	.1	Consent of Ernst & Young LLP.
†31	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32	.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

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

SCHEDULE II
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE THREE YEARS ENDED DECEMBER 31, 2006

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Collections	Deductions	Period
	(In thousands)

Year Ended December 31, 2006:
Allowance for uncollectible accounts receivable	$12,210	$6,242	$881	$(5,881)	$13,452
Year Ended December 31, 2005:
Allowance for uncollectible accounts receivable	$15,910	$3,291	$824	$(7,815)	$12,210
Year Ended December 31, 2004:
Allowance for uncollectible accounts receivable	$16,728	$3,138	$2,491	$(6,447)	$15,910

All other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 22, 2007.

WEATHERFORD INTERNATIONAL LTD.

By:	/s/ Bernard J. Duroc-Danner
Bernard J. Duroc-Danner
President, Chief Executive Officer,
Chairman of the Board and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Bernard J. Duroc-Danner Bernard J. Duroc-Danner	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	February 22, 2007

/s/ Andrew P. Becnel Andrew P. Becnel	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2007

/s/ Jessica Abarca Jessica Abarca	Vice President — Accounting and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2007

/s/ Nicholas F. Brady Nicholas F. Brady	Director	February 22, 2007

/s/ David J. Butters David J. Butters	Director	February 22, 2007

/s/ Sheldon B. Lubar Sheldon B. Lubar	Director	February 22, 2007

/s/ William E. Macaulay William E. Macaulay	Director	February 22, 2007

/s/ Robert B. Millard Robert B. Millard	Director	February 22, 2007

/s/ Robert K. Moses, Jr. Robert K. Moses, Jr.	Director	February 22, 2007

/s/ Robert A. Rayne Robert A. Rayne	Director	February 22, 2007

(d) Exhibits:

Exhibit
Number	Description

2.1	Stock Purchase Agreement dated June 6, 2005 by and between Precision Drilling Corporation and Weatherford International Ltd. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K dated June 6, 2005 on Form 8-K/A (File No. 1-31339) filed June 9, 2005).
2.2	Agreement and Plan of Merger dated May 8, 2002, among Weatherford International, Inc., Weatherford Merger, Inc., Weatherford International Ltd. and Weatherford U.S. Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.1	Memorandum of Association of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.2	Memorandum of Increase of Share Capital of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.3	Bye-laws of Weatherford International Ltd. (incorporated by reference to Annex III to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Memorandum of Association and Bye-laws of Weatherford International Ltd. defining the rights of holders of common shares.
4.2	Guarantee, dated as of October 25, 2005, of Weatherford International, Inc. for the benefit of holders of any notes issued by Weatherford International Ltd., from time to time pursuant to the Issuing and Paying Agent Agreement, dated as of October 25, 2005, between Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
4.3	Second Amended and Restated Credit Agreement dated as of May 2, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed May 5, 2006).
4.4	Indenture, dated October 1, 2003, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 2, 2003).
4.5	Indenture dated May 17, 1996, between Weatherford Enterra, Inc. and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).
4.6	Third Supplemental Indenture dated November 16, 2001, between Weatherford International, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Reg. No. 333-73770) filed November 20, 2001).
4.7	Fourth Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company) (incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.8	Form of global note for 4.95% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).
4.9	Form of global note for 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-31339) filed February 17, 2006).
4.10	Officers’ Certificate dated as of February 17, 2006 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-31339) filed February 17, 2006).

Exhibit
Number		Description

4.11		Certificate of Assistant Secretary as to the adoption of a resolution increasing authorized share capital (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed May 15, 2006).
4.12		Amended and Restated Warrant Agreement, dated effective as of July 12, 2006, by and among Weatherford International, Ltd., Weatherford International, Inc. and Shell Technology Ventures, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed July 14, 2006).
4.13		Officer’s Certificate, dated August 7, 2006, establishing the series of 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.14		Form of $500,000 Global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.15		Form of $100,000 Global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.16		Notice of Commitment Increase dated as of November 14, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed November 16, 2006.
10.1		Issuing and Paying Agent Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.2		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and J. P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.3		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.4		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Merrill Lynch Money Markets Inc. (for notes with maturities up to 270 days) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, (for notes with maturities over 270 days up to 397 days) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.5		Amendment to Preferred Supplier Agreement dated April 14, 2003 (incorporated by reference to Exhibit 10.1 to the Grant Prideco Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-15423), filed May 15, 2003).
*10	.6	Weatherford Enterra, Inc. 1991 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 (File 1-7867) filed March 23, 1997).
*10	.7	2004 Weatherford Variable Compensation Plan, Including Form of Award Letter (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-31339) filed November 9, 2004).
*10	.8	Weatherford Variable Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 25, 2005).
*10	.9	Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers and non-officers (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 on Form 10-Q/A (File No. 1-31339) filed September 15, 2004).

Exhibit
Number		Description

*10	.10	Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan and Related Trust Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
†*10	.11	Amended and Restated Weatherford International Ltd. Nonqualified Executive Retirement Plan.
*10	.12	Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.13	Weatherford International Incorporated Non-Employee Director Retirement Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-13086) filed March 11, 2005).
*10	.14	Weatherford International, Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).
*10	.15	Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan dated March 23, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-31339) filed May 6, 2004).
*10	.16	Energy Ventures, Inc. 1991 Non-Employee Director Stock Option Plan and Form of Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-13086) filed August 8, 1991).
*10	.17	Energy Ventures, Inc. 1992 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 (Reg. No. 333-13531) filed October 4, 1997).
*10	.18	Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-13086) filed August 12, 1995).
*10	.19	General Amendment of Employee Stock Option Programs of Weatherford International, Inc. dated May 9, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.20	General Amendment of Director’s Stock Option Plans and Agreements dated May 9, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.21	Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-13086) filed March 10, 2004).
*10	.22	Amendment to Stock Option Programs (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 19, 2000).
*10	.23	Employment Agreement, dated as of December 1, 2005, between Weatherford International Ltd. and Hazel A. Brown (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 2, 2005).
*10	.24	Employment Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.25	Employment Agreement, dated as of September 1, 2005, between Weatherford International Ltd. and John R. King (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed September 7, 2005).
*10	.26	Employment Agreement, dated as of September 1, 2005, between Weatherford International Ltd. and Ian E. Kelly (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed September 7, 2005).
*10	.27	Employment Agreements dated August 1, 2003, between Weatherford International Ltd. and each of M. David Colley, E. Lee Colley III, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin, and Keith R. Morley (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-31339) filed November 6, 2003).

Exhibit
Number		Description

*10	.28	Indemnification Agreement, dated as of December 1, 2005, between Weatherford International Ltd. and Hazel A. Brown (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 2, 2005).
*10	.29	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and John R. King (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.30	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Ian E. Kelly (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.31	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.32	Indemnification Agreements with Robert K. Moses, Jr. (incorporated by reference to Exhibit 10.10 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); and William E. Macaulay (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)).
*10	.33	Indemnification Agreements with each of Bernard J. Duroc-Danner, Gary L. Warren, Burt M. Martin, E. Lee Colley III, Stuart E. Ferguson, David J. Butters, Robert A. Rayne, Robert K. Moses, Jr., Robert B. Millard, William E. Macaulay and Sheldon B. Lubar (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13086) filed November 13, 2002).
*10	.34	Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).
*10	.35	Form of Amendment to Stock Option Agreements dated September 8, 1998 for Non-Employee Directors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
*10	.36	Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).
*10	.37	Form of Stock Option Agreement for Non-employee Directors dated September 26, 2001 (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-8 (Reg. No. 333-81678) filed January 30, 2002).
*10	.38	Assumption and General Amendment of Directors’ Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
10.39		License Agreement among Shell Technology Ventures Inc., Weatherford/Lamb, Inc. and Weatherford International, Inc. dated March 1, 2002, as amended on April 29, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.40		Framework Agreement between Shell Technology Ventures Limited and Weatherford International, Inc. dated March 1, 2002, as amended on April 19, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.41		Agreement dated August 31, 2005, between Weatherford International Ltd. and Precision Drilling Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed September 7, 2005).

Exhibit
Number		Description

*10	.42	Employment Agreement dated October 27, 2006, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).
*10	.43	Employment Agreement dated October 27, 2006, between Weatherford International Ltd. and Jessica Abarca (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).
*10	.44	Indemnification Agreement dated October 27, 2006, between Weatherford International Ltd. and Jessica Abarca (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).
†*10	.45	Form of Restricted Share Unit Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan.
†*10	.46	Form of Stock Option Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan.
†*10	.47	Form of Restricted Share Award Agreement for Non-employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan.
†*10	.48	Form of Restricted Share Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan.
†*10	.49	Form of Stock Option Award Agreement for Non-employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan.
†21	.1	Subsidiaries of Weatherford International Ltd.
†23	.1	Consent of Ernst & Young LLP.
†31	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32	.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

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