Form 10-Q
period 2007-03-31
WEATHERFORD INTERNATIONAL LTD
filed 2007-05-07
CIK 1170565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at May 2, 2007

Common Shares, par value $1.00	337,304,435

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$109,211	$126,287
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $13,250 and $13,452, Respectively	1,703,096	1,560,849
Inventories	1,372,883	1,239,034
Other Current Assets	421,360	433,827

	3,606,550	3,359,997

Property, Plant and Equipment, Net of Accumulated Depreciation of $2,008,060 and $1,925,259, Respectively	3,254,051	3,003,648
Goodwill	3,040,965	3,007,487
Other Intangible Assets, Net	599,162	599,828
Other Assets	177,102	168,288

	$10,677,830	$10,139,248

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$989,156	$648,736
Accounts Payable	574,034	512,495
Other Current Liabilities	845,229	881,914

	2,408,419	2,043,145

Long-term Debt	1,569,669	1,564,600
Deferred Tax Liabilities	109,200	136,208
Other Liabilities	233,343	220,496

Commitments and Contingencies

Shareholders’ Equity:
Common Shares, $1 Par Value, Authorized 1,000,000 Shares, Issued 362,023 and 361,921 Shares, Respectively	362,023	361,921
Capital in Excess of Par Value	4,290,830	4,275,534
Treasury Shares, Net	(800,965)	(681,116)
Retained Earnings	2,381,148	2,099,307
Accumulated Other Comprehensive Income	124,163	119,153

	6,357,199	6,174,799

	$10,677,830	$10,139,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months
	Ended March 31,
	2007	2006
Revenues:
Products	$682,252	$568,683
Services	1,170,033	967,328

	1,852,285	1,536,011

Costs and Expenses:
Cost of Products	488,869	390,547
Cost of Services	675,972	597,094
Research and Development	40,514	36,443
Selling, General and Administrative Attributable to Segments	205,009	184,946
Corporate General and Administrative	30,060	22,256
Equity in Earnings of Unconsolidated Affiliates	(790)	(2,634)

Operating Income	412,651	307,359

Other Expense:
Interest Expense, Net	(34,034)	(18,988)
Other, Net	(2,372)	(831)

Income Before Income Taxes and Minority Interest	376,245	287,540
Provision for Income Taxes	(90,299)	(83,386)

Income Before Minority Interest	285,946	204,154
Minority Interest, Net of Taxes	(4,374)	(837)

Net Income	$281,572	$203,317

Earnings Per Share:
Basic	$0.83	$0.58
Diluted	$0.81	$0.57

Weighted Average Shares Outstanding:
Basic	339,010	349,160
Diluted	346,308	358,326
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months
	Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$281,572	$203,317
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	135,576	115,503
(Gain) Loss on Sales of Assets, Net	(19,047)	1,559
Equity in Earnings of Unconsolidated Affiliates	(790)	(2,634)
Employee Share-Based Compensation Expense	16,555	14,343
Minority Interest	4,374	837
Deferred Income Tax Benefit	(250)	(1,328)
Other, Net	(264)	2,107
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired	(262,139)	(130,487)

Net Cash Provided by Operating Activities	155,587	203,217

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(51,006)	(23,751)
Capital Expenditures for Property, Plant and Equipment	(358,176)	(212,677)
Acquisition of Intellectual Property	(10,724)	(2,957)
Proceeds from Sale of Assets, Net	24,524	225

Net Cash Used by Investing Activities	(395,382)	(239,160)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	338,845	(246,206)
Borrowings of Long-term Debt, Net	1,839	347,346
Purchase of Treasury Shares	(123,808)	(91,479)
Proceeds from Exercise of Stock Options	3,014	26,783
Excess Tax Benefits from Share-Based Compensation	2,829	508
Other Financing Activities, Net	—	56

Net Cash Provided by Financing Activities	222,719	37,008

Net Increase (Decrease) in Cash and Cash Equivalents	(17,076)	1,065
Cash and Cash Equivalents at Beginning of Period	126,287	134,245

Cash and Cash Equivalents at End of Period	$109,211	$135,310

Supplemental Cash Flow Information:
Interest Paid	$40,403	$8,205
Income Taxes Paid, Net of Refunds	82,495	39,687
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months
	Ended March 31,
	2007	2006
Net Income	$281,572	$203,317
Other Comprehensive Income:
Reclassification Adjustment for Deferred Gain, net on Derivative Instruments	36	6,268
Amortization of Pension Components	1,052	—
Foreign Currency Translation Adjustment	3,922	9,692

Comprehensive Income	$286,582	$219,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
     The condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheet at March 31, 2007, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full year.
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
     On January 8, 2007, the Company created the position of Senior Vice President and Chief Operating Officer. In conjunction with this organizational change, the Company reviewed the presentation of its reporting segments during the first quarter of 2007. Based on this review, the Company determined that its operational performance would be segmented and reviewed on a geographic basis. As a result, the Company realigned its financial reporting segments and will now report the following regions as separate, distinct reporting segments: (1) North America, (2) Latin America, (3) Europe/West Africa/the Commonwealth of Independent States (“CIS”) and (4) Middle East/North Africa/Asia. The Company’s historical segment data previously reported under the Evaluation, Drilling & Intervention Services and Completion & Production Systems divisions have been restated for all periods to conform to the new presentation (See Notes 5 and 14).
2. Critical Accounting Policies
     There have been no material changes or developments in the Company’s evaluation of accounting estimates and underlying assumptions or methodologies that the Company believes to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2006.
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
     During the first quarter of 2007, the Company effected various acquisitions that were integrated into the Company’s operations for total consideration of approximately $33 million.
     In August of 2005, the Company acquired Precision Energy Services and Precision Drilling International. In association with the acquisition, the Company identified pre-acquisition contingencies related to duties and taxes associated with the importation of certain equipment assets to foreign jurisdictions. The Company calculated a range of reasonable estimates of the costs associated with these duties. As no amount within the range appeared to be a better estimate than any other, the Company used the amount that is the low end of the range in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and its interpretations. At March 31, 2007, the Company has recorded a liability in the amount of approximately $20 million for this matter. If the Company used the high end of the range, the aggregate potential liability would be approximately $27 million higher. It is reasonably possible that the actual amount paid to settle these items could be materially different from the Company’s estimate and could have a material adverse effect on its consolidated financial statements.
4. Inventories
     Inventories by category are as follows:

	March 31,	December 31,
	2007	2006
	(In thousands)
Raw materials, components and supplies	$374,115	$330,006
Work in process	104,829	98,920
Finished goods	893,939	810,108

	$1,372,883	$1,239,034

     Inventories are stated at the lower of cost or market. Work in process and finished goods inventories include the cost of materials, labor and plant overhead.
5. Goodwill
     Goodwill is evaluated for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which requires that such assets be tested for impairment on at least an annual basis. The Company performs its annual goodwill impairment test as of October 1. The Company performed a goodwill impairment test as of January 1, 2007 due to the change in its reporting segments (See Notes 1 and 14). The Company’s January 1, 2007 and October 1, 2006 impairment tests indicated goodwill was not impaired.
     In connection with the change in reporting segments, the Company re-evaluated its reporting units. SFAS 142 defines the reporting unit as an operating segment, as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), or one level below the operating segment. The Company’s four operating segments as defined by SFAS No. 131 are North America, Latin America, Europe/West Africa/CIS and Middle East/North Africa/Asia.
The Company’s operating segments consist of the following components:
•	North America – (i) United States of America and (ii) Canada

•	Latin America – (i) North Latin America and (ii) South Latin America

•	Europe/West Africa/CIS – (i) West Europe, (ii) Central Europe, (iii) West Africa, (iv) Russia and (v) CIS

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
•	Middle East/North Africa/Asia – (i) Middle East/North Africa and (ii) Asia Pacific
     These components are considered reporting units based on the availability of discrete financial information that is reviewed by segment management on a regular basis.
     The Company’s goodwill impairment test involves a comparison of the fair value of each of the Company’s reporting units, as defined under SFAS No. 142, with its carrying amount. The fair value is determined using discounted cash flows. The Company will continue to test its goodwill annually as of October 1 unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
     As of January 1, 2007, the Company recorded an adjustment of $1.4 million to its goodwill balance as a result of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN No. 48”) (See Note 9).
     The changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows:

			Europe/	Middle East/
	North	Latin	West Africa/	North Africa/
	America	America	CIS	Asia	Total
	(In thousands)
As of December 31, 2006	$1,765,984	$146,507	$499,686	$595,310	$3,007,487
Goodwill acquired during period	7,594	—	11,998	5,076	24,668
Purchase price and other adjustments	(2,022)	3,773	361	(328)	1,784
Impact of foreign currency translation	(2,096)	709	4,494	3,919	7,026

As of March 31, 2007	$1,769,460	$150,989	$516,539	$603,977	$3,040,965

6. Other Intangible Assets, Net
     The components of intangible assets are as follows:

	March 31, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Acquired technology	$312,683	$(31,940)	$280,743	$311,939	$(26,620)	$285,319
Licenses	234,650	(64,092)	170,558	226,444	(60,316)	166,128
Patents	130,723	(44,161)	86,562	127,799	(42,184)	85,615
Customer relationships	27,049	(3,813)	23,236	27,043	(3,133)	23,910
Customer contracts	21,890	(4,713)	17,177	21,890	(4,027)	17,863
Covenants not to compete	26,240	(23,965)	2,275	24,831	(23,257)	1,574
Other	15,425	(8,215)	7,210	15,761	(7,743)	8,018

Total finite-lived intangible assets	768,660	(180,899)	587,761	755,707	(167,280)	588,427
Intangible assets with an indefinite useful life	11,401	—	11,401	11,401	—	11,401

	$780,061	$(180,899)	$599,162	$767,108	$(167,280)	$599,828

     The estimated fair value of intangible assets obtained through acquisitions consummated in the preceding twelve months are based on preliminary information which is subject to change when final valuations are obtained.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     The Company has trademarks which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks had a carrying value of $11.4 million as of March 31, 2007 and December 31, 2006.
     Amortization expense was $13.0 million and $11.7 million for the three months ended March 31, 2007 and 2006, respectively. Future estimated amortization expense for the carrying amount of intangible assets as of March 31, 2007 is expected to be as follows (in thousands):

Remainder of 2007	$38,904
2008	49,897
2009	48,670
2010	47,969
2011	47,346
7. Short-term Borrowings and Current Portion of Long-term Debt
The components of our short-term borrowings are as follows:

	March 31,	December 31,
	2007	2006
	(In thousands)
Revolving credit facility	$75,987	$75,321
Canadian credit facility	6,875	6,854
Commercial paper program	847,905	490,808
Other short-term bank borrowings	42,786	60,010

Total Short-term Borrowings	973,553	632,993
Current Portion of Long-term Debt	15,603	15,743

Short-term Borrowings and Current Portion of Long-term Debt	$989,156	$648,736

     The Company maintains a revolving credit agreement with a syndicate of banks of which JPMorgan Chase Bank is the Administrative Agent (“Revolving Credit Facility”). The aggregate lending commitment of this facility is $1.5 billion and allows for a combination of borrowings, support of the Company’s commercial paper program and issuances of letters of credit. There were borrowings of $76.0 million and $28.5 million in outstanding letters of credit under the Revolving Credit Facility at March 31, 2007. The weighted average interest rate on the outstanding borrowings of this facility was 4.3% at March 31, 2007. The Revolving Credit Facility requires the Company to maintain a debt-to-capitalization ratio of less than 60% and contains other covenants and representations customary for an investment-grade commercial credit. The Company was in compliance with these covenants at March 31, 2007.
     The Company also maintains a Canadian dollar committed facility (“Canadian Credit Facility”) to support operations in that country. The Canadian Credit Facility provides for borrowings or letters of credit up to an aggregate of 25.0 million Canadian dollars, or $21.5 million as of March 31, 2007. There were borrowings of $6.9 million and $0.3 million in outstanding letters of credit under the Canadian Credit Facility at March 31, 2007. The weighted average interest rate on the outstanding borrowings of this facility was 6.0% at March 31, 2007.
     The Company has a $1.5 billion commercial paper program under which it may from time to time issue short-term unsecured notes. The commercial paper program is supported by the Company’s Revolving Credit Facility. As of March 31, 2007, the Company had $847.9 million of outstanding commercial paper issuances with maturities ranging from 3 to 30 days. The weighted average interest rate related to outstanding commercial paper issuances at March 31, 2007 was 5.4%.
     The Company has short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At March 31, 2007, the Company had $42.8 million in short-term borrowings under these

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
arrangements with a weighted average interest rate of 6.3%. In addition, the Company had $147.0 million of letters of credit and bid and performance bonds outstanding under these uncommitted facilities.
8. Derivative Instruments
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
     As of March 31, 2007 and December 31, 2006, the Company had net unamortized gains of $13.7 million and $14.3 million, respectively, associated with interest rate swap terminations. The Company’s interest expense was reduced by $0.6 million and $1.8 million for the three months ended March 31, 2007 and 2006, respectively, as a result of the Company’s interest rate swap activity. There were no interest rate swap agreements outstanding as of March 31, 2007.
     Cash Flow Hedges
     The Company utilizes interest rate derivatives to hedge projected exposures to interest rates in anticipation of future debt issuances. Amounts received upon termination of these hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to Other Comprehensive Income. These amounts are being amortized as an adjustment to interest expense over the remaining term of the related debt. There were no interest rate derivative agreements outstanding as of March 31, 2007.
     Other Derivative Instruments
     As of March 31, 2007, the Company had several foreign currency forward contracts and one option contract with notional amounts aggregating $371.5 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the euro, the Kazakhstani tenge, the Mexican peso, the New Zealand dollar, the Norwegian kroner and the Thai baht. The total estimated change in fair value of these contracts compared to the original notional amount at March 31, 2007 resulted in an asset of $0.3 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International on August 31, 2005, the Company entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar. At March 31, 2007, the Company had notional amounts outstanding of $364.3 million. The total estimated change in fair value of these contracts at March 31, 2007 compared to the original notional amount resulted in a liability of $15.2 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
9. Income Taxes
     The Company’s effective tax rates were 24.0% and 29.0% for the first quarter of 2007 and 2006, respectively. This percentage decrease was due primarily to the benefits realized from the refinement of the Company’s international tax structure and changes in the Company’s geographic earnings mix.
     The Company adopted the provisions of FIN No. 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $33.9 million. As a result of the implementation of FIN No. 48, the Company recognized a $1.1 million increase in the liability for unrecognized tax benefits accounted for as a $0.3 million increase to retained earnings (cumulative effect) and a $1.4 million increase to goodwill. There have been no significant changes in the balance of unrecognized tax benefits during the quarter ended March 31, 2007.
     Included in the balance of unrecognized tax benefits at January 1, 2007, are $27.6 million of tax benefits that, if recognized in future periods, would impact the Company’s effective tax rate. Also included in the balance of

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
unrecognized tax benefits at January 1, 2007 are $6.3 million of tax benefits that, if recognized, would result in a decrease to goodwill in purchase business combinations.
     To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. As of January 1, 2007, the Company has accrued $6.8 million of interest and penalties related to unrecognized tax benefits.
     The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.
     The Company is subject to income tax in many of the approximately 100 countries where it operates including major operations in the United States, the United Kingdom, and Canada. Many of the Company’s subsidiaries are open to examination in the United Kingdom and Canada dating from 1998 and 1999, respectively through December 31, 2006. The Company is open to examination in the United States for tax years ended December 31, 2003 through December 31, 2006.
10. Earnings Per Share
     Basic earnings per share for all periods presented equals net income divided by the weighted average number of the Company’s common shares, $1.00 par value (“Common Shares”) outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of Common Shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock option and restricted share plans and warrant.
     The diluted earnings per share calculation for the three months ended March 31, 2007 excludes 0.2 million stock options that were anti-dilutive. However, for the three months ended March 31, 2006 there were no anti-dilutive stock options, therefore, the effect of all stock options were included in the diluted earnings per share calculation for that period.
     The following reconciles basic and diluted weighted average shares outstanding:

	Three Months
	Ended March 31,
	2007	2006
	(In thousands)
Basic weighted average shares outstanding	339,010	349,160
Dilutive effect of:
Warrant	1,742	2,377
Stock option and restricted share plans	5,556	6,789

Diluted weighted average shares outstanding	346,308	358,326

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
11. Supplemental Cash Flow Information
     The following summarizes investing activities relating to acquisitions integrated into the Company’s operations for the periods shown:

	Three Months
	Ended March 31,
	2007	2006
	(In thousands)
Fair value of assets, net of cash acquired	$42,921	$6,769
Goodwill	24,668	17,272
Consideration paid related to prior year acquisitions	17,635	5,818
Total liabilities	(34,218)	(6,108)

Cash consideration, net of cash acquired	$51,006	$23,751

     Non-cash Activities
     During the three months ended March 31, 2007 there were non-cash investing activities of $20.0 million related to a note received in exchange for the sale of a minority interest in a subsidiary of the Company.
12. Share-Based Compensation
     The Company recognized $16.6 million and $14.3 million in employee share-based compensation expense during the three months ended March 31, 2007 and 2006, respectively. The related income tax benefit recognized for the three months ended March 31, 2007 and 2006 was $5.8 million and $5.0 million, respectively. The Company capitalized $0.1 million and $0.2 million of share-based compensation during the three months ended March 31, 2007 and 2006, respectively.
     The unrecognized compensation cost related to the Company’s unvested stock options and restricted share grants as of March 31, 2007 was $9.7 million and $166.3 million, respectively, and is expected to be recognized over a weighted-average period of 2.5 years and 2.4 years, respectively.
13. Retirement and Employee Benefit Plans
     The Company has defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees. Plan benefits are generally based on factors such as age, compensation levels and years of service. The components of net periodic benefit cost for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007		2006
	United		United
	States	International	States	International
		(In thousands)
Service cost	$650	$2,682	$609	$2,240
Interest cost	1,223	1,971	1,016	1,578
Expected return on plan assets	(165)	(1,926)	(165)	(1,481)
Amortization of transition obligation	—	(1)	—	(1)
Amortization of prior service cost	560	(26)	572	(25)
Amortization of loss	651	37	472	118
Curtailment	397	—	—	—

Net periodic benefit cost	$3,316	$2,737	$2,504	$2,429

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $1.1 million in the U.S. and $9.7 million internationally to its pension and other postretirement benefit plans during 2007. As of March 31, 2007, approximately $0.1 million of contributions have been made in the U.S. and $2.4 million of contributions have been made internationally. Currently, the Company anticipates total contributions in the U.S. and internationally to approximate the original estimates previously disclosed.
14. Segment Information
     Reporting Segments
     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and natural gas industry. The Company operates in virtually every oil and natural gas exploration and production region in the world.
     On January 8, 2007, the Company created the position of Senior Vice President and Chief Operating Officer. In conjunction with this organizational change, the Company reviewed the presentation of its reporting segments during the first quarter of 2007. Based on this review, the Company determined that its operational performance would be segmented and reviewed on a geographic basis. As a result, the Company realigned its financial reporting segments and will now report the following regions as separate, distinct reporting segments as defined by the chief operating decision maker: (1) North America, (2) Latin America, (3) Europe/West Africa/CIS and (4) Middle East/ North Africa/Asia. The Company’s historical segment data previously reported under the Evaluation, Drilling & Intervention Services and Completion & Production Systems divisions have been restated for all periods to conform to the new presentation.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     Financial information by segment is summarized below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended March 31, 2007
	Net		Depreciation
	Operating	Income from	and	Total Assets at
	Revenues (b)	Operations	Amortization	March 31, 2007
North America	$1,006,633	$297,282	$61,822	$5,563,167
Latin America	205,942	47,949	16,739	1,034,272
Europe/West Africa/CIS	244,958	53,936	18,238	1,412,729
Middle East/North Africa/Asia	394,752	83,268	36,167	2,446,119

	1,852,285	482,435	132,966	10,456,287
Corporate and Other (a)	—	(69,784)	2,610	221,543

Total	$1,852,285	$412,651	$135,576	$10,677,830

	Three Months Ended March 31, 2006
	Net		Depreciation	Total Assets at
	Operating	Income from	and	December 31,
	Revenues (b)	Operations	Amortization	2006
North America	$922,434	$258,238	$53,503	$5,323,916
Latin America	162,095	25,162	15,450	959,141
Europe/West Africa/CIS	177,224	33,710	15,737	1,272,872
Middle East/North Africa/Asia	274,258	46,314	28,134	2,330,911

	1,536,011	363,424	112,824	9,886,840
Corporate and Other (a)	—	(56,065)	2,679	252,408

Total	$1,536,011	$307,359	$115,503	$10,139,248

(a)	Includes equity in earnings of unconsolidated affiliates that are integral to the Company’s operations and research and development expenses which are not allocated geographically.

(b)	Net operating revenues are comprised of sales to the Company’s external customers. For the three months ended March 31, 2007, the Company had intersegment revenues of approximately $123 million, $27 million, $77 million and $85 million for North America, Latin America, Europe/West Africa/CIS and Middle East/North Africa/Asia, respectively. For the three months ended March 31, 2006, the Company had intersegment revenues of approximately $83 million, $22 million, $50 million and $45 million for North America, Latin America, Europe/West Africa/CIS and Middle East/North Africa/Asia, respectively.
15. Condensed Consolidating Financial Statements
     As of March 31, 2007 and December 31, 2006, the 6 5/8% Senior Notes of Weatherford International, Inc. (“Issuer”) were guaranteed by Weatherford International Ltd. (“Parent”). The following obligations of the Parent were guaranteed by the Issuer as of March 31, 2007 and December 31, 2006: (i) the Revolving Credit Facility, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes and (v) issuances of notes under the commercial paper program.
     As a result of these guarantee arrangements, the Company is required to present the following condensed consolidating financial information. The accompanying guarantor financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. Certain prior year amounts have been reclassified to conform to the current year presentation.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Balance Sheet
March 31, 2007
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$24	$2,439	$106,748	$—	$109,211
Other Current Assets	944	1,134	3,495,261	—	3,497,339

	968	3,573	3,602,009	—	3,606,550

Equity Investments in Affiliates	10,463,875	3,836,722	12,998,679	(27,299,276)	—
Shares Held in Parent	—	128,582	672,383	(800,965)	—
Intercompany Receivables, Net	579,772	1,256,732	—	(1,836,504)	—
Other Assets	41,103	8,442	7,021,735	—	7,071,280

	$11,085,718	$5,234,051	$24,294,806	$(29,936,745)	$10,677,830

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$848,647	$16,668	$123,841	$—	$989,156
Accounts Payable and Other Current Liabilities	22,473	6,866	1,389,924	—	1,419,263

	871,120	23,534	1,513,765	—	2,408,419

Long-term Debt	1,198,836	354,988	15,845	—	1,569,669
Intercompany Payables, Net	—	—	1,836,504	(1,836,504)	—
Other Long-term Liabilities	74,950	41,121	226,472	—	342,543
Shareholders’ Equity	8,940,812	4,814,408	20,702,220	(28,100,241)	6,357,199

	$11,085,718	$5,234,051	$24,294,806	$(29,936,745)	$10,677,830

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Balance Sheet
December 31, 2006
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Income
Three Months Ended March 31, 2007
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$1,852,285	$—	$1,852,285
Costs and Expenses	(3,101)	(268)	(1,437,055)	—	(1,440,424)
Equity in Earnings of Unconsolidated Affiliates	—	—	790	—	790

Operating Income (Loss)	(3,101)	(268)	416,020	—	412,651

Other Income (Expense):
Interest Expense, Net	(27,181)	(5,593)	(1,260)	—	(34,034)
Intercompany Charges, Net	116	(10,164)	10,048	—	—
Equity in Subsidiary Income	309,785	320,533	—	(630,318)	—
Other, Net	1,953	(229)	(4,096)	—	(2,372)

Income (Loss) Before Income Taxes and Minority Interest	281,572	304,279	420,712	(630,318)	376,245
(Provision) Benefit for Income Taxes	—	5,506	(95,805)	—	(90,299)

Income (Loss) Before Minority Interest	281,572	309,785	324,907	(630,318)	285,946
Minority Interest, Net of Taxes	—	—	(4,374)	—	(4,374)

Net Income (Loss)	$281,572	$309,785	$320,533	$(630,318)	$281,572

Condensed Consolidating Statements of Income
Three Months Ended March 31, 2006
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$1,536,011	$—	$1,536,011
Costs and Expenses	(2,820)	(276)	(1,228,190)	—	(1,231,286)
Equity in Earnings of Unconsolidated Affiliates	—	—	2,634	—	2,634

Operating Income (Loss)	(2,820)	(276)	310,455	—	307,359

Other Income (Expense):
Interest Income (Expense), Net	(12,231)	(7,935)	1,178	—	(18,988)
Intercompany Charges, Net	227	(13,610)	13,383	—	—
Equity in Subsidiary Income	216,252	230,699	—	(446,951)	—
Other, Net	1,889	(195)	(2,525)	—	(831)

Income (Loss) Before Income Taxes and Minority Interest	203,317	208,683	322,491	(446,951)	287,540
(Provision) Benefit for Income Taxes	—	7,569	(90,955)	—	(83,386)

Income (Loss) Before Minority Interest	203,317	216,252	231,536	(446,951)	204,154
Minority Interest, Net of Taxes	—	—	(837)	—	(837)

Net Income (Loss)	$203,317	$216,252	$230,699	$(446,951)	$203,317

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2007
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$281,572	$309,785	$320,533	$(630,318)	$281,572
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	—	—	(790)	—	(790)
Equity in (Earnings) Loss of Affiliates	(309,785)	(320,533)	—	630,318	—
Charges from Parent or Subsidiary	(116)	10,164	(10,048)	—	—
Deferred Income Tax Provision (Benefit)	—	1,747	(1,997)	—	(250)
Other Adjustments	(25,009)	(66,446)	(33,490)	—	(124,945)

Net Cash Provided (Used) by Operating Activities	(53,338)	(65,283)	274,208	—	155,587

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(51,006)	—	(51,006)
Capital Expenditures for Property, Plant and Equipment	—	—	(358,176)	—	(358,176)
Acquisition of Intellectual Property	—	—	(10,724)	—	(10,724)
Proceeds from Sale of Assets	—	—	24,524	—	24,524
Capital Contribution to Subsidiary	(144,219)	(13,600)	—	157,819	—

Net Cash Provided (Used) by Investing Activities	(144,219)	(13,600)	(395,382)	157,819	(395,382)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	356,969	8,250	(26,374)	—	338,845
Borrowings of (Repayments on) Long-term Debt, Net	—	(877)	2,716	—	1,839
Borrowings (Repayments) Between Subsidiaries, Net	(159,423)	65,835	93,588	—	—
Purchase of Treasury Shares	—	—	(123,808)	—	(123,808)
Proceeds from Exercise of Stock Options	—	3,014	—	—	3,014
Proceeds from Capital Contribution	—	—	157,819	(157,819)	—
Other, Net	—	2,829	—	—	2,829

Net Cash Provided (Used) by Financing Activities	197,546	79,051	103,941	(157,819)	222,719

Net Increase (Decrease) in Cash and Cash Equivalents	(11)	168	(17,233)	—	(17,076)
Cash and Cash Equivalents at Beginning of Period	35	2,271	123,981	—	126,287

Cash and Cash Equivalents at End of Period	$24	$2,439	$106,748	$—	$109,211

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2006
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$203,317	$216,252	$230,699	$(446,951)	$203,317
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	—	—	(2,634)	—	(2,634)
Equity in (Earnings) Loss of Affiliates	(216,252)	(230,699)	—	446,951	—
Charges from Parent or Subsidiary	(227)	13,610	(13,383)	—	—
Deferred Income Tax Provision (Benefit)	—	(7,572)	6,244	—	(1,328)
Other Adjustments	44,334	(115,440)	74,968	—	3,862

Net Cash Provided (Used) by Operating Activities	31,172	(123,849)	295,894	—	203,217

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(23,751)	—	(23,751)
Capital Expenditures for Property, Plant and Equipment	—	—	(212,677)	—	(212,677)
Acquisition of Intellectual Property	—	—	(2,957)	—	(2,957)
Proceeds from Sale of Assets, Net	—	—	225	—	225

Net Cash Used by Investing Activities	—	—	(239,160)	—	(239,160)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	(266,488)	19,175	1,107	—	(246,206)
Borrowings of (Repayments on) Long-term Debt, Net	347,984	(876)	238	—	347,346
Borrowings (Repayments) Between Subsidiaries, Net	(112,700)	77,523	35,177	—	—
Purchase of Treasury Shares	—	—	(91,479)	—	(91,479)
Proceeds from Exercise of Stock Options	—	26,783	—	—	26,783
Other, Net	(50)	614	—	—	564

Net Cash Provided (Used) by Financing Activities	(31,254)	123,219	(54,957)	—	37,008

Net Increase (Decrease) in Cash and Cash Equivalents	(82)	(630)	1,777	—	1,065
Cash and Cash Equivalents at Beginning of Period	124	3,172	130,949	—	134,245

Cash and Cash Equivalents at End of Period	$42	$2,542	$132,726	$—	$135,310

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
16. New Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 159 on its consolidated financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an executive level overview. This overview provides a general description of our company today, a discussion of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for the remainder of 2007 and into 2008. Next, we analyze the results of our operations for the three-month periods ended March 31, 2007 and 2006, including the trends in our overall business and our operating segments. Then we review our cash flows and liquidity, capital resources and contractual obligations. We close with a discussion of new accounting pronouncements and an update, when applicable, to our critical accounting judgments and estimates.
Overview
     General
     The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006 included in our Annual Report on Form 10-K. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section below entitled “Forward-Looking Statements.”
     We provide equipment and services used for drilling, completion and production of oil and natural gas wells throughout the world. We conduct operations in approximately 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our offerings include drilling and evaluation services, including directional drilling, measurement while drilling and logging while drilling, well installation services, fishing and intervention services, drilling equipment including land rigs, completion systems, production optimization and all forms of artificial lift. We operate under four segments: (1) North America (2) Latin America (3) Europe/West Africa/the Commonwealth of Independent States (“CIS”) and (4) Middle East/North Africa/Asia.
     Industry Trends
     Changes in the current price and expected future prices of oil and natural gas influence the level of energy industry spending. Changes in expenditures result in an increased or decreased demand for our products and services. Rig count is an indicator of the level of spending for the exploration for and production of oil and natural gas reserves.
     The following chart sets forth certain statistics that reflect historical market conditions:

		Henry Hub	North American	International
	WTI Oil (1)	Gas (2)	Rig Count (3)	Rig Count (3)
March 31, 2007	$65.87	$7.73	2,141	1,075
December 31, 2006	61.05	6.30	2,178	1,029
March 31, 2006	66.63	7.21	2,171	898

(1)	Price per barrel as of March 31 and December 31 – Source: Applied Reasoning, Inc.

(2)	Price per MM/BTU as of March 31 and December 31 – Source: Oil World

(3)	Average rig count for the applicable month – Source: Baker Hughes Rig Count and other third-party data
     Oil prices have increased during the current quarter ranging from a low of $50.48 per barrel in mid-January to a high of $66.03 per barrel in late March. Natural gas prices also increased during the current quarter, ranging from a low of $6.16 MM/BTU in early January to a high of $7.87 MM/BTU in early February. Factors influencing oil and natural gas prices during the period include persistent hydrocarbon inventory levels, realized and expected economic growth, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.
     North American rig count has declined approximately 2% since the end of 2006 and reflects a reduction in Canadian activity primarily as a result of the seasonal spring break-up. International rig count has increased approximately 4% since the end of 2006. The Latin America region was the most significant contributor to the sequential increase.
     During 2006, drilling and completion spending continued to increase in both North America and the international markets. According to Spears & Associates, 2006 drilling and completion spending increased 42% in North America and 24% in international markets as compared to 2005 levels. Drilling and completion spending growth during 2007 is anticipated to be driven by the international markets. According to Spears & Associates, drilling and completion spending during 2007 is anticipated to increase approximately 16% in international markets while remaining essentially flat in North America markets as compared to 2006 levels.
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
     The cyclicality of the energy industry impacts the demand for our products and services. Certain of our products and services, such as our drilling and evaluation services, well installation services and well completion services, depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on production activity. We believe that decline rates, a measure of the fall in production from a well over time, are accelerating. We also believe that there has been, and will continue to be, a deterioration in the quality of incremental hydrocarbon formations that our customers develop and that these formations will require more of our products and services than higher quality formations. The market for oilfield services will grow year-on-year relative to the decline rates and the implicit rate of demand growth. We are aggressively, but methodically, growing our employee base, manufacturing and equipment capacity to meet the demands of the industry.
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
     In particular, the international markets are experiencing a multi-year expansion, with the Eastern Hemisphere standing out as the strongest market. The dynamics in North America are different. Near term, the climate will dictate activity in North America. Weather-related activity decreases were experienced in North America during the fourth quarter of 2006 and the first quarter of 2007, particularly in Canada. Aside from seasonal swings, further declines in the 2007 Canadian market are likely. High natural gas storage levels could also impact near-term activity; however we believe any activity declines would be short lived, if they were to occur.
     Looking into the remainder of 2007 and 2008, we expect average worldwide rig activity to grow as compared to first quarter 2007 levels, and we expect our business to continue to grow at a faster rate than the underlying rig count. We expect the Eastern Hemisphere to be our highest growth market during 2007, followed by the Latin America market. We expect our growth in 2007 and 2008 to be broad based, with all of our product and service lines continuing to build on 2006 achievements. These improvements should be driven by the strength of our technology and our global infrastructure. We expect our newer technologies to continue to gain traction across a wider breadth of geographic markets, similar to our performance in 2006.
     Geographic Markets. Climate, natural gas storage levels and commodity prices will dictate the rate of oilfield service activity growth in North America for the remainder of 2007 and 2008. While these factors are difficult to predict with any certainty over short periods of time, we believe that the North American market has positive secular growth attributes over the longer term. Over the next 12 to 18 months, North America activity is likely to remain at or around current levels, on average. We expect most of our growth for the remainder of 2007 and 2008 will come out of the international markets. Eastern Hemisphere growth will be driven by year-over-year increases in the Middle East, North Africa, West Africa, China, Russia and Central Europe. In addition, we expect volume increases in Latin America with improvements stemming from Brazil, Mexico and Argentina. The North Sea is expected to show modest growth throughout 2007. In the course of 2007, we anticipate the Eastern Hemisphere will surpass the U.S. market as our largest market.
     Pricing. The overall pricing outlook is positive. Pricing is trending upwards, concurrently with raw material and labor cost inflation. We expect pricing to remain positive throughout 2007, net of cost increases. Price improvements are being realized on a contract-by-contract basis and are occurring in different classes of products and service lines depending upon the region.
     Overall, the level of market improvements for our businesses for the remainder of 2007 will continue to depend heavily on our ability to gain market share, primarily in the Eastern Hemisphere, recruit and retain personnel and secure further acceptance of our new technologies. The continued strength of the industry will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

Results of Operations
     On January 8, 2007, we created the position of Senior Vice President and Chief Operating Officer. In conjunction with this organizational change, we reviewed the presentation of our reporting segments during the first quarter of 2007. Based on this review, we determined that our operational performance would be segmented and reviewed on a geographic basis. As a result, we realigned our financial reporting segments and will now report the following regions as separate, distinct reporting segments as defined by our chief operating decision maker: (1) North America, (2) Latin America, (3) Europe/West Africa/CIS and (4) Middle East/North Africa/Asia. Our historical segment data previously reported under our Evaluation, Drilling & Intervention Services and Completion & Production Systems divisions have been restated for all periods to conform to the new presentation.
     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three months ended March 31, 2007 and 2006.
     Comparative Financial Data

	Three Months Ended March 31,
	2007	2006
	(In thousands, except percentages and
	per share data)
Revenues:
North America	$1,006,633	$922,434
Latin America	205,942	162,095
Europe/West Africa/CIS	244,958	177,224
Middle East/North Africa/Asia	394,752	274,258

	1,852,285	1,536,011

Gross Profit %	37.1%	35.7%

Research and Development	40,514	36,443

Selling, General and Administrative Attributable to Segments	205,009	184,946

Corporate General and Administrative	30,060	22,256

Equity in Earnings of Unconsolidated Affiliates	790	2,634

Operating Income:
North America	297,282	258,238
Latin America	47,949	25,162
Europe/West Africa/CIS	53,936	33,710
Middle East/North Africa/Asia	83,268	46,314
Corporate and Other (a)	(69,784)	(56,065)

	412,651	307,359

Interest Expense, Net	(34,034)	(18,988)

Other, Net	(2,372)	(831)

Effective Tax Rate	24.0%	29.0%

Net Income per Diluted Share	$0.81	$0.57

Depreciation and Amortization	135,576	115,503

(a)	Includes equity in earnings of unconsolidated affiliates which are integral to our operations and research and development expenses, which are not allocated geographically.

Consolidated Revenues by Product Line

	Three Months
	Ended March 31,
	2007	2006
Artificial Lift Systems	17%	19%
Well Construction	16	14
Drilling Services	15	16
Drilling Tools	12	11
Completion Systems	10	9
Wireline	10	12
Re-entry & Fishing	8	7
Stimulation & Chemicals Services	6	5
Integrated Drilling	5	6
Pipeline & Specialty Services	1	1

Total	100%	100%

Company Results
     Revenues
     Consolidated revenues increased $316.3 million, or 20.6%, in the first quarter of 2007 as compared to the first quarter of 2006. The increase resulted primarily from organic growth as our businesses continued to benefit from increasing market activity, share gains and pricing initiatives. This increase in revenues outpaced the 5.3% increase in average worldwide rig count. Approximately 73% of our revenue growth was derived from our international markets. International revenues increased $232.1 million, or 37.8%, in the first quarter of 2007 as compared to the first quarter of 2006. This increase outpaced the 9.6% increase in average international rig count. Revenues from our well construction and drilling tools product lines were strong contributors during the quarter and provided approximately 46% of our consolidated increase in revenues over the comparable period of 2006.
     Gross Profit
     Our gross profit as a percentage of revenues increased from 35.7% in the first quarter of 2006 to 37.1% in the first quarter of 2007. The increase was due primarily to the additional incremental revenues we generated during the current period to cover our fixed cost base as well as favorable changes in our product mix.
     Research and Development
     Research and development expenses in the first quarter of 2007 increased $4.1 million, or 11.2%, as compared to the first quarter of 2006. This increase is primarily a result of our commitment to developing and commercializing new technologies as well as investing in our core product offerings. Research and development expenses as a percentage of revenues have remained relatively consistent during the three month periods ended March 31, 2007 and 2006.
     Selling, General and Administrative Attributable to Segments
     Selling, general and administrative expenses attributable to segments increased $20.1 million, or 10.8%, as compared to the first quarter of 2006. This increase is due primarily to increased salaries and benefits associated with increased head count, which were partially offset by the gain from the divestiture of the remaining portion of our minority interest in a subsidiary. This transaction represents approximately 9% of selling, general and administrative expenses attributable to segments for the three months ended March 31, 2007. Selling, general and administrative expenses attributable to segments as a percentage of revenues were approximately 11% and 12% for the first three months of 2007 and 2006, respectively.

     Corporate General and Administrative
     Corporate general and administrative expenses increased $7.8 million, or 35.1% during the first quarter of 2007 as compared to the same quarter of the prior year. Approximately $3 million of the increase is related to severance charges incurred during the current quarter. The remainder of the increase is primarily related to higher employee compensation expense.
     Interest Expense, Net
     Interest expense, net increased $15.0 million, or 79.2%, during the first quarter of 2007 as compared to the first quarter of 2006. The increase in interest expense was attributable to our additional long-term debt issuances during 2006 used to fund our acquisition of shares under our share repurchase program and to fund acquisitions.
     Income Taxes
     Our effective tax rates were 24.0% and 29.0% for the first quarter of 2007 and 2006, respectively. This percentage decrease was due primarily to benefits realized from the refinement of our international tax structure and changes in our geographic earnings mix.
Segment Results
     North America
     North America revenues increased $84.2 million, or 9.1%, in the first quarter of 2007 as compared to the first quarter of 2006. This increase outpaced the 3.3% increase in average North American rig count. The increase in North American revenues was attributable to the U.S., which increased approximately $147.7 million, or 27.2% over the same period of the prior year. This increase exceeded the 14.0% increase in U.S. rig count over the same period. Significant growth in the U.S. was generated by our stimulation and chemicals, re-entry and fishing, and well construction product lines. This increase was partially offset by a decline in revenues in Canada of $63.5 million, or 16.7%, as compared to the same period of the prior year. The decrease in Canadian revenues reflected the continued deterioration in drilling activity. Canadian rig count decreased 21.2% year-over-year.
     Operating income increased $39.1 million, or 15.1%, from $258.2 million in the first quarter of 2006 to $297.3 million in the first quarter of 2007. Operating margins were 29.5% in the first quarter of 2007 compared to 28.0% in the same period of the prior year. The increase in operating income and margins was due primarily to the additional incremental revenues generated during the current period to cover our fixed cost base, the gain from the divestiture of our minority interest in a subsidiary and favorable changes in our product mix.
     Latin America
     Revenues in our Latin America segment increased $43.8 million, or 27.1%, in the first quarter of 2007 as compared to the same quarter of the prior year. The revenue increase was partially attributable to increased activity in the region. The average Latin American rig count increased 12.8% year-over-year. Revenues improved in the majority of our markets. The most significant improvements were in Brazil (up $24 million) and Colombia (up $9 million). The majority of the region’s growth was generated from our drilling tools, artificial lift systems and drilling services product lines.
     Operating income increased $22.7 million, or 90.6%, from $25.2 million in the first quarter of 2006 to $47.9 million in the first quarter of 2007. Operating margins were 23.3% in the first quarter of 2007 compared to 15.5% in the same period of the prior year. The increase in operating income and margins was due primarily to the higher revenue base combined with a shift to more service-based contracts, which typically contribute higher margins.
     Europe/West Africa/CIS
     Revenues in our Europe/West Africa/CIS segment increased $67.7 million, or 38.2%, in the first quarter of 2007 as compared to the same quarter of the prior year. This increase was driven primarily by higher demand for our well construction and artificial lift systems product lines. Year-over-year revenue growth was posted in most markets with the UK (up $18 million), Angola (up $13 million), and Russia (up $9 million) leading the region.

     Operating income increased $20.2 million, or 60.0%, from $33.7 million in the first quarter of 2006 to $53.9 million in first quarter of 2007. Operating margins were 22.0% in the first quarter of 2007 compared to 19.0% in the same period of the prior year. This year-over-year improvement in operating income and margins was primarily the result of higher revenues during the current quarter absorbing the region’s fixed cost base.
     Middle East/North Africa/Asia
     Revenues in our Middle East/North Africa/Asia segment increased $120.5 million, or 43.9%, in the first quarter of 2007 as compared to the same quarter of the prior year. This increase exceeded the average rig count increase of 10.4% for this region. Overall, year-over-year revenue increases were highest in the Iraq, Saudi Arabia, and Australia markets. Demand increased significantly in our well construction and re-entry and fishing product lines.
     Operating income increased $37.0 million, or 79.8%, from $46.3 million in the first quarter of 2006 to $83.3 million for the first quarter of 2007. Operating margins were 21.1% in the first quarter of 2007 compared to 16.9% in the same period of the prior year. The increase in operating income and margins was due primarily to the additional incremental revenues generated during the current period to cover our fixed costs and the addition of certain contracts that provided significant contributions to margins in the current period.
Liquidity and Capital Resources
     Historical Cash Flows
     As of March 31, 2007, our cash and cash equivalents were $109.2 million, a net decrease of $17.1 million from December 31, 2006, which was primarily attributable to the following:
•	cash inflows from operating activities of $155.6 million;

•	capital expenditures for property, plant and equipment of $358.2 million;

•	acquisition of businesses of approximately $51.0 million in cash, net of cash acquired;

•	acquisition of intellectual property of $10.7 million;

•	borrowings, net of repayments, on long-term debt and short-term facilities of $340.7 million;

•	proceeds from the sale of assets of $24.5 million;

•	proceeds from stock option activity of $3.0 million; and

•	treasury share purchases of $123.8 million.
     Sources of Liquidity and Borrowings
     Our sources of liquidity include current cash and cash equivalent balances, cash generated from operations, and committed availabilities under bank lines of credit. We maintain a shelf registration statement covering the future issuance of various types of securities, including debt, common shares, preferred shares and warrants.
     Committed Borrowing Facilities
     The following summarizes our short-term committed financing facilities and our usage and availability of committed facilities as of March 31, 2007 (in millions):

			Uses of Availability
			Commercial
Short-term Committed	Facility	Expiration	Paper		Letters of	Committed
Financing Facilities	Amount	Date	Support	Drawn	Credit	Availability
Revolving Credit Facility	$1,500.0	May 2011	$847.9	$76.0	$28.5	$547.6
Canadian Credit Facility	21.5	July 2007	—	6.9	0.3	14.3
     We maintain a revolving credit agreement with a syndicate of banks of which JPMorgan Chase Bank is the Administrative Agent (“Revolving Credit Facility”). This facility allows for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. The weighted average interest rate on the outstanding borrowings of this facility was 4.3% at March 31, 2007. The Revolving Credit Facility requires us to maintain a debt-to-capitalization ratio of less than 60% and contains other covenants and representations customary for an investment-grade commercial credit. We were in compliance with these covenants at March 31, 2007.

     We also maintain a Canadian dollar committed facility (“Canadian Credit Facility”) to support operations in that country. The Canadian Credit Facility provides for borrowings or letters of credit up to an aggregate of 25.0 million Canadian dollars, or $21.5 million as of March 31, 2007. The weighted average interest rate on the outstanding borrowings of this facility was 6.0% at March 31, 2007.
     Uncommitted Borrowing Arrangements
     We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At March 31, 2007, we had $42.8 million in short-term borrowings outstanding under these arrangements with a weighted average interest rate of 6.3%. In addition, we had $147.0 million of letters of credit and bid and performance bonds outstanding under these uncommitted facilities.
     Commercial Paper
     We have a $1.5 billion commercial paper program under which we may from time to time issue short-term unsecured notes. The commercial paper program is supported by our Revolving Credit Facility. As of March 31, 2007, we had $847.9 million of outstanding commercial paper issuances with maturities ranging from 3 to 30 days. The weighted average interest rate related to outstanding commercial paper issuances at March 31, 2007 was 5.4%.
     Cash Requirements
     Our cash requirements and contractual obligations at March 31, 2007, and the effect these obligations are expected to have on our liquidity and cash flow in future periods are as follows:
     We project that our capital expenditures for 2007 will be approximately $1.2 billion. We expect to use these expenditures primarily to support the growth of our business and operations. Capital expenditures during the three months ended March 31, 2007 were $342.5 million, net of proceeds from tools lost down hole of $15.7 million.
     Our board authorized us to repurchase up to $1.0 billion of our outstanding common shares. We may from time to time repurchase our common shares depending upon the price of our common shares, our liquidity and other considerations. During the three months ended March 31, 2007, we repurchased 3.1 million of our common shares at an aggregate price of $123.8 million. At March 31, 2007, we have approximately $328 million remaining availability under our share repurchase plan.
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
     As of March 31, 2007 and December 31, 2006, we had net unamortized gains of $13.7 million and $14.3 million, respectively, associated with interest rate swap terminations. Our interest expense was reduced by $0.6 million and $1.8 million for the three months ended March 31, 2007 and 2006, respectively, as a result of our interest rate swap activity. There were no interest rate swap agreements outstanding as of March 31, 2007.

     Cash Flow Hedges
     We utilize interest rate derivatives to hedge projected exposures to interest rates in anticipation of future debt issuances. Amounts received upon termination of these hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to Other Comprehensive Income. These amounts are being amortized as an adjustment to interest expense over the remaining term of the related debt. There were no interest rate derivative agreements outstanding as of March 31, 2007.
     Other Derivative Instruments
     As of March 31, 2007, we had several foreign currency forward contracts and one option contract with notional amounts aggregating $371.5 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the euro, the Kazakhstani tenge, the Mexican Peso, the New Zealand dollar, the Norwegian kroner and the Thai baht. The total estimated change in fair value of these contracts compared to the original notional amount at March 31, 2007 resulted in an asset of $0.3 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International on August 31, 2005, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar. At March 31, 2007, we had notional amounts outstanding of $364.3 million. The total estimated change in fair value of these contracts at March 31, 2007 compared to the original notional amount resulted in a liability of $15.2 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
     Off Balance Sheet Arrangements
     Guarantees
     The 6 5/8% Senior Notes of Weatherford International, Inc. were guaranteed by Weatherford International Ltd. as of March 31, 2007. The following obligations of Weatherford International Ltd. were guaranteed by Weatherford International, Inc. as of March 31, 2007: (i) the Revolving Credit Facility, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes and (v) issuances of notes under the commercial paper program.
     Letters of Credit
     We execute letters of credit in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of March 31, 2007, we had $175.8 million of letters of credit and bid and performance bonds outstanding, consisting of $147.0 million outstanding under various uncommitted credit facilities and $28.8 million letters of credit outstanding under our committed facilities. If the beneficiaries called these letters of credit, the called amount would become an on-balance sheet liability, and our available liquidity would be reduced by the amount called.
     Operating Leases
     We are committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions as well as provisions which permit the adjustment of rental payments for taxes, insurance and maintenance related to the property.
New Accounting Pronouncements
     See Note 16 to our condensed consolidated financial statements included elsewhere in this report.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2006.
Goodwill Impairment Test
     As previously discussed, we changed our reporting segments during the first quarter of 2007. In connection with this change, we performed an impairment test on our goodwill balances as of January 1, 2007. Based on the results of this test, we determined that no impairment existed as of this date.
Exposures
     An investment in our common shares involves various risks. When considering an investment in our Company, you should consider carefully all of the risk factors described in our most recent Annual Report on Form 10-K under the heading “Item 1A. Risk Factors” as well as the information below and other information included and incorporated by reference in this report.
     Currency Exposure
     As of March 31, 2007, approximately 35.3% of our net assets were located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive income in the shareholders’ equity section of our Condensed Consolidated Balance Sheets. We recognize remeasurement and transactional gains and losses on currencies in our Condensed Consolidated Statements of Income, which may adversely impact our results of operations. We enter into foreign currency forward contracts and other derivative instruments in an effort to reduce our exposure to currency fluctuations; however, there can be no assurance that these hedging activities will be effective in reducing or eliminating foreign currency risks.
     In certain foreign countries, a component of our cost structure is U.S. dollar denominated, whereas our revenues are partially local currency based. In those cases, a devaluation of the local currency would adversely impact our operating margins.
     Acquisition Exposure
     In August of 2005, we acquired Precision Energy Services and Precision Drilling International. In association with the acquisition, we identified pre-acquisition contingencies related to duties and taxes associated with the importation of certain equipment assets to foreign jurisdictions. We calculated a range of reasonable estimates of the costs associated with these duties. As no amount within the range appeared to be a better estimate than any other, we used the amount that is the low end of the range in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, and its interpretations. At March 31, 2007, we have recorded a liability in the amount of approximately $20 million for this matter. If we used the high end of the range, the aggregate potential liability would be approximately $27 million higher. It is reasonably possible that the actual amount paid to settle these items could be materially different from our estimate and could have a material adverse effect on our consolidated financial statements.
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
     From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:

•	A downturn in market conditions could affect projected results. Any material changes in oil and natural gas supply and demand, oil and natural gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information we provide. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. During 2004, 2005 and 2006, worldwide drilling activity increased; however, if an extended regional and/or worldwide recession were to occur, it would result in lower demand and lower prices for oil and natural gas, which would adversely affect drilling and production activity and therefore would affect our revenues and income. We have assumed increases in worldwide demand will continue throughout 2007.

•	Availability of a skilled workforce could affect our projected results. Due to the high activity in the exploration and production and oilfield service industries there is an increasing shortage of available skilled labor. Our forward-looking statements assume we will be able to recruit and maintain a sufficient skilled workforce for activity levels.

•	Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to attain necessary raw materials or if we are unable to minimize the impact of increased raw materials costs through our supply chain initiatives or by passing through these increases to our customers, our margins and results of operations could be adversely affected.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology through leverage of our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to controlled pressure drilling and testing systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services.

•	Nonrealization of expected benefits from our 2002 corporate reincorporation could affect our projected results. We are incorporated in Bermuda and we operate through our various subsidiaries in numerous countries throughout the world including the United States. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda or jurisdictions in which we or any of our subsidiaries operates or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

•	Nonrealization of expected benefits from our 2005 acquisition of Precision Energy Services and Precision Drilling International could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of this acquisition, including synergies and operating efficiencies. Our integration of this acquisition was completed in 2006. Our forward-looking statements assume that we will realize the benefits of this integration throughout 2007. An inability to realize expected strategic advantages as a result of the acquisition would negatively affect the anticipated benefits of the acquisition.

•	The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of March 31, 2007, we had approximately $3.0 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currency exchange rates.

•	Adverse weather conditions in certain regions could aversely affect our operations. In the summer of 2005, the Gulf of Mexico suffered several significant hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. In the last three quarters of 2006, climatic conditions in Canada were not as favorable to drilling as we anticipated, which limited our potential results in that region. Similarly, unusually rough weather in the North Sea could reduce our operations and revenues from that area during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will not deviate significantly from historical patterns.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies. Any further military action undertaken by the U.S. or other countries could adversely affect our results of operations.
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
Foreign Currency Exposures
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
     Assets and liabilities of which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Accumulated Other Comprehensive Income in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. At March 31, 2007, approximately 35.3% of our net assets were impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $3.9 million adjustment to increase our equity account for the three month period ended March 31, 2007 to reflect the net impact of the strengthening of various foreign currencies against the U.S. dollar.
     As of March 31, 2007, we had entered into several foreign currency forward contracts and one option contract with notional amounts aggregating $371.5 million to hedge exposure to currency fluctuations in various foreign currencies, including the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the euro, the Kazakhstani tenge, the Mexican peso, the New Zealand dollar, the Norwegian kroner and the Thai baht. The total estimated change in fair value of these contacts compared to the original notional amount at March 31, 2007 resulted in an asset of $0.3 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar. At March 31, 2007, we had notional amounts outstanding of $364.3 million. The estimated change in fair value of these contracts at March 31, 2007 compared to the original notional amount resulted in a liability of $15.2 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
Interest Rates
     We are subject to interest rate risk on our fixed-interest and variable-interest rate borrowings. Variable rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change.

     Our long-term borrowings that were outstanding at March 31, 2007 subject to interest rate risk consist of the following:

	March 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In millions)
6 5/8% Senior Notes due 2011	$356.6	$367.9	$356.9	$368.8
4.95% Senior Notes due 2013	255.2	240.4	255.4	245.2
5.50% Senior Notes due 2016	348.6	344.0	348.6	339.9
6.50% Senior Notes due 2036	595.7	602.1	595.7	619.5
     We have various other long-term debt instruments of $20.2 million, but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $973.6 million at March 31, 2007 approximate fair value.
     As it relates to our variable rate debt, if market interest rates average 1.0% more in 2007 than the rates as of March 31, 2007, interest expense for the remainder of 2007 would increase by approximately $7 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in our financial structure.
Interest Rate Swaps and Derivatives
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
     We use interest rate swap agreements to take advantage of available short-term interest rates. Amounts received upon termination of the swap agreements represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are being amortized as a reduction to interest expense over the remaining term of the debt. There were no interest rate swap agreements outstanding at March 31, 2007.
     We utilize interest rate derivatives to hedge projected exposures to interest rates in anticipation of future debt issuances. Amounts received upon termination of these hedges represent the fair value of the agreements at the time of termination. There were no interest rate derivative agreements outstanding at March 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
     At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act). Based upon that evaluation, the Company’s CEO and CFO have concluded the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information relating to the Company (including its consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. The Company’s management, including the CEO and CFO, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
Except as described below, there have been no material changes during the quarter ended March 31, 2007 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 23, 2007 (“Annual Report”).
•	We have updated the percentage of our net assets located outside the U.S. and carried on our books in local currencies on page 29 of this report from 38.9% as of December 31, 2006 to 35.3% as of March 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
     In December 2005, our Board of Directors approved a share repurchase program under which up to $1 billion of our outstanding common shares could be purchased. Future purchases of our shares can be made in the open market or privately negotiated transactions, at the discretion of management and as market conditions warrant. During the quarter ended March 31, 2007, we purchased our common shares in the following amounts at the following average prices:

			Total Number	Maximum
			of Shares	Number (or
			Purchased as	Approximate
			Part of	Dollar Value) of
			Publicly	Shares that May
	Total Number	Average	Announced	Yet Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
January 1 – January 31, 2007	1,750,000	$37.34	1,750,000	$386,071,009
February 1 – February 28, 2007	—	—	—	386,071,009
March 1 – March 31, 2007	1,361,800	42.92	1,361,800	327,615,968

	3,111,800	39.79	3,111,800	327,615,968

     In addition, under our restricted share plan, employees may elect to have us withhold common shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During the quarter ended March 31, 2007, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price
January 1 – January 31, 2007	126,379	$38.05
February 1 – February 28, 2007	5,498	40.40
March 1 – March 31, 2007	1,536	46.06

ITEM 6. EXHIBITS
     (a) Exhibits:

Exhibit
Number	Description

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith

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
(Principal Executive Officer)

/s/ Andrew P. Becnel

Andrew P. Becnel
Senior Vice President and Chief Financial
Officer
(Principal Financial Officer)

/s/ Jessica Abarca

Jessica Abarca
Vice President – Accounting and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 7, 2007

Index to Exhibits

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