Form 10-Q
period 2007-06-30
WEATHERFORD INTERNATIONAL LTD
filed 2007-08-03
CIK 1170565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at July 31, 2007

Common Shares, par value $1.00	336,993,477

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$115,504	$126,287
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $14,603 and $13,452, Respectively	1,740,277	1,560,849
Inventories	1,515,812	1,239,034
Other Current Assets	504,696	465,605

	3,876,289	3,391,775

Property, Plant and Equipment, Net of Accumulated Depreciation of $2,151,174 and $1,925,177, Respectively	3,491,395	2,979,271
Goodwill	3,239,487	3,000,589
Other Intangible Assets, Net	606,365	599,828
Equity Investments in Unconsolidated Affiliates	358,172	31,175
Other Assets	157,691	136,610

	$11,729,399	$10,139,248

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$268,440	$648,736
Accounts Payable	527,976	509,942
Other Current Liabilities	716,875	884,467

	1,513,291	2,043,145

Long-term Debt	3,072,430	1,564,600
Deferred Tax Liabilities	227,837	136,208
Other Liabilities	300,416	220,496

Commitments and Contingencies

Shareholders’ Equity:
Common Shares, $1 Par Value, Authorized 1,000,000 Shares, Issued 362,715 and 361,921 Shares, Respectively	362,715	361,921
Capital in Excess of Par Value	4,324,540	4,275,534
Treasury Shares, Net	(855,046)	(681,116)
Retained Earnings	2,546,458	2,099,307
Accumulated Other Comprehensive Income	236,758	119,153

	6,615,425	6,174,799

	$11,729,399	$10,139,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues:
Products	$676,851	$601,931	$1,359,103	$1,170,614
Services	1,139,094	936,645	2,309,127	1,903,973

	1,815,945	1,538,576	3,668,230	3,074,587

Costs and Expenses
Cost of Products	614,154	412,510	1,103,023	803,057
Cost of Services	578,314	585,762	1,253,801	1,179,577
Research and Development	40,700	37,361	81,214	73,804
Selling, General and Administrative Attributable to Segments	220,764	181,469	423,195	365,054
Corporate General and Administrative	35,561	24,277	65,621	46,533
Equity in Earnings of Unconsolidated Affiliates	(989)	(3,293)	(1,779)	(5,927)

Operating Income	327,441	300,490	743,155	612,489

Other Expense:
Interest Expense, Net	(35,293)	(23,637)	(69,064)	(42,579)
Other, Net	(5,934)	(9,926)	(8,306)	(10,749)

Income from Continuing Operations Before Income Taxes and Minority Interest	286,214	266,927	665,785	559,161
Provision for Income Taxes	(105,271)	(77,533)	(196,649)	(162,406)

Income from Continuing Operations Before Minority Interest	180,943	189,394	469,136	396,755
Minority Interest, Net of Taxes	(4,463)	(899)	(8,837)	(1,736)

Income from Continuing Operations	176,480	188,495	460,299	395,019
Loss from Discontinued Operation, Net of Taxes	(11,170)	(1,648)	(13,417)	(4,855)

Net Income	$165,310	$186,847	$446,882	$390,164

Basic Earnings Per Share:
Income from Continuing Operations	$0.52	$0.54	$1.36	$1.13
Loss from Discontinued Operation	(0.03)	(0.00)	(0.04)	(0.01)

Net Income	$0.49	$0.54	$1.32	$1.12

Diluted Earnings Per Share:
Income from Continuing Operations	$0.51	$0.53	$1.33	$1.10
Loss from Discontinued Operation	(0.03)	(0.01)	(0.04)	(0.01)

Net Income	$0.48	$0.52	$1.29	$1.09

Weighted Average Shares Outstanding:
Basic	338,331	348,853	338,670	349,006
Diluted	347,817	358,433	347,062	358,164
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months
	Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$446,882	$390,164
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	280,057	230,483
Gain on Sales of Assets, Net	(19,680)	(10,544)
Loss from Discontinued Operation	13,417	4,855
Equity in Earnings of Unconsolidated Affiliates	(1,779)	(5,927)
Employee Share-Based Compensation Expense	37,213	28,467
Excess Tax Benefits from Share-Based Compensation	(8,154)	(690)
Minority Interest	8,837	1,736
Deferred Income Tax Provision (Benefit)	95,071	(1,536)
Other, Net	11,431	3,517
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired	(583,071)	(126,227)

Net Cash Provided by Operating Activities — Continuing Operations	280,224	514,298
Net Cash Used by Operating Activities — Discontinued Operation	(14,038)	(4,574)

Net Cash Provided by Operating Activities	266,186	509,724

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(211,044)	(106,077)
Capital Expenditures for Property, Plant and Equipment	(672,528)	(446,306)
Acquisition of Intellectual Property	(14,057)	(4,945)
Purchase of Equity Investment in Unconsolidated Affiliates	(331,771)	—
Proceeds from Sale of Assets and Business, Net	30,390	1,352

Net Cash Used by Investing Activities — Continuing Operations	(1,199,010)	(555,976)
Net Cash Used by Investing Activities — Discontinued Operation	(12,265)	(4,833)

Net Cash Used by Investing Activities	(1,211,275)	(560,809)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	(389,517)	86,524
Borrowings of Long-term Debt, Net	1,483,443	143,215
Purchase of Treasury Shares	(179,262)	(238,652)
Proceeds from Exercise of Stock Options	13,010	52,062
Excess Tax Benefits from Share-Based Compensation	8,154	690
Other Financing Activities, Net	(1,522)	376

Net Cash Provided by Financing Activities — Continuing Operations	934,306	44,215
Net Cash Provided by Financing Activities — Discontinued Operation	—	—

Net Cash Provided by Financing Activities	934,306	44,215

Net Decrease in Cash and Cash Equivalents	(10,783)	(6,870)
Cash and Cash Equivalents at Beginning of Period	126,287	134,245

Cash and Cash Equivalents at End of Period	$115,504	$127,375

Supplemental Cash Flow Information:
Interest Paid	$73,460	$45,226
Income Taxes Paid, Net of Refunds	207,855	76,452
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net Income	$165,310	$186,847	$446,882	$390,164
Other Comprehensive Income:
Reclassification Adjustment for Deferred Gain, net on Derivative Instruments	39	21	75	6,289
Pension Adjustments	3,530	—	4,582	—
Pension Remeasurement Loss	(15,427)	—	(15,427)	—
Foreign Currency Translation Adjustment	124,453	52,175	128,375	61,867

Comprehensive Income	$277,905	$239,043	$564,487	$458,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
     The condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheet at June 30, 2007, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2007 and 2006, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results expected for the full year.
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
     The Company reviewed the presentation of its reporting segments during the first quarter of 2007. Based on this review, the Company determined that its operational performance would be segmented and reviewed on a geographic basis. As a result, the Company realigned its financial reporting segments and will now report the following regions as separate, distinct reporting segments: (1) North America, (2) Latin America, (3) Europe/West Africa/the Commonwealth of Independent States (“CIS”) and (4) Middle East/North Africa/Asia. The Company’s historical segment data previously reported under the Evaluation, Drilling & Intervention Services and Completion & Production Systems divisions have been restated for all periods to conform to the new presentation (See Notes 6 and 16).
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
     During the first half of 2007, the Company effected various acquisitions that were integrated into the Company’s operations for total consideration of approximately $191.6 million.
     In August of 2005, the Company acquired Precision Energy Services and Precision Drilling International. In association with the acquisition, the Company identified pre-acquisition contingencies related to duties and taxes associated with the importation of certain equipment assets to foreign jurisdictions. The Company calculated a range of reasonable estimates of the costs associated with these duties. As no amount within the range appeared to be a better estimate than any other, the Company used the amount that is the low end of the range in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and its interpretations. At June 30, 2007, the Company has recorded a liability in the amount of approximately $20 million for this matter. If the Company used the high end of the range, the aggregate potential liability would be approximately $27 million higher. It is reasonably possible that the actual amount paid to settle these items could be materially different from the Company’s estimate and could have a material adverse effect on its consolidated financial statements.
4. Inventories
     Inventories by category are as follows:

	June 30,	December 31,
	2007	2006
	(In thousands)
Raw materials, components and supplies	$344,336	$330,006
Work in process	121,509	98,920
Finished goods	1,049,967	810,108

	$1,515,812	$1,239,034

     Inventories are stated at the lower of cost or market. Work in process and finished goods inventories include the cost of materials, labor and plant overhead.
5. Discontinued Operation
     In June 2007, the Company’s management approved a plan to sell its oil and gas development and production business. We expect the sale of this business to be finalized within the next twelve months. The business was historically included in the Company’s North America and Europe/West Africa/CIS segments. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the results of operations, financial position and cash flows of the business have been reflected in the condensed consolidated financial statements and notes as a discontinued operation for all periods presented. The Current Assets Held for Sale and Current Liabilities Held for Sale are included in Other Current Assets and Other Current Liabilities, respectively, in the Condensed Consolidated Balance Sheets.
     The $13.4 million loss from discontinued operation for the six months ended June 30, 2007, includes non-cash asset impairment charges of $9.2 million.
     Interest charges have been allocated to the discontinued operation in accordance with Emerging Issues Task Force (“EITF”) Issue No. 87-24, Allocation of Interest to Discontinued Operations. The interest was allocated based on a pro rata calculation of the net assets of the discontinued business to the Company’s consolidated net assets.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     Operating results of the discontinued operation are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
		(In thousands)
Revenues	$1,206	$—	$1,206	$—

Loss Before Income Taxes	$13,373	$2,122	$16,699	$6,816
Benefit for Income Taxes	2,203	474	3,282	1,961

Loss from Discontinued Operation, Net of Taxes	$11,170	$1,648	$13,417	$4,855

     Balance sheet information for the discontinued operation is as follows:

	June 30,	December 31,
	2007	2006
	(In thousands)
Other Current Assets	$3,458	$1,715
Property, Plant and Equipment, Net	34,038	24,377
Other Assets	2,992	7,401

Current Assets Held for Sale	$40,488	$33,493

Accounts Payable	$388	$2,553
Other Current Liabilities	709	4,826
Other Liabilities	391	—

Current Liabilities Held for Sale	$1,488	$7,379

6. Goodwill
     Goodwill is evaluated for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which requires that such assets be tested for impairment on at least an annual basis. The Company performs its annual goodwill impairment test as of October 1. The Company performed a goodwill impairment test as of January 1, 2007 due to the change in its reporting segments (See Notes 1 and 16). The Company’s January 1, 2007 and October 1, 2006 impairment tests indicated goodwill was not impaired.
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
     In connection with the June 2007 approval of the plan to sell its discontinued operation (See Note 5), $6.9 million of goodwill from the Company’s North America reporting unit was allocated to the discontinued business based on a relative fair value approach.
     As of January 1, 2007, the Company recorded an adjustment of $1.4 million to its goodwill balance as a result of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN No. 48”) (See Note 10).

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

			Europe/	Middle East/
	North	Latin	West Africa/	North Africa/
	America	America	CIS	Asia	Total
			(In thousands)
As of December 31, 2006	$1,759,086	$146,507	$499,686	$595,310	$3,000,589
Goodwill acquired during period	24,642	(620)	123,147	3,087	150,256
Purchase price and other adjustments	(363)	3,937	361	475	4,410
Impact of foreign currency translation	68,289	3,011	10,006	2,926	84,232

As of June 30, 2007	$1,851,654	$152,835	$633,200	$601,798	$3,239,487

7. Other Intangible Assets, Net
     The components of intangible assets are as follows:

	June 30, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
			(In thousands)
Acquired technology	$329,115	$(39,203)	$289,912	$311,939	$(26,620)	$285,319
Licenses	236,223	(67,880)	168,343	226,444	(60,316)	166,128
Patents	132,982	(46,197)	86,785	127,799	(42,184)	85,615
Customer relationships	28,396	(4,724)	23,672	27,043	(3,133)	23,910
Customer contracts	21,890	(5,370)	16,520	21,890	(4,027)	17,863
Covenants not to compete	27,404	(24,576)	2,828	24,831	(23,257)	1,574
Other	15,636	(8,732)	6,904	15,761	(7,743)	8,018

Total finite-lived intangible assets	791,646	(196,682)	594,964	755,707	(167,280)	588,427
Intangible assets with an indefinite useful life	11,401	—	11,401	11,401	—	11,401

	$803,047	$(196,682)	$606,365	$767,108	$(167,280)	$599,828

     The estimated fair value of intangible assets obtained through acquisitions consummated in the preceding twelve months are based on preliminary information which is subject to change when final valuations are obtained.
     The Company has trademarks which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks had a carrying value of $11.4 million as of June 30, 2007 and December 31, 2006.
     Amortization expense was $13.2 million and $26.2 million for the three and six months ended June 30, 2007, respectively, and $12.8 million and $24.5 million for the three and six months ended June 30, 2006, respectively. Future estimated amortization expense for the carrying amount of intangible assets as of June 30, 2007 is expected to be as follows (in thousands):

Remainder of 2007	$26,589
2008	51,755
2009	50,487
2010	49,596
2011	48,811

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
8. Short-term Borrowings and Current Portion of Long-term Debt
The components of our short-term borrowings are as follows:

	June 30,	December 31,
	2007	2006
	(In thousands)
Revolving credit facility	$76,739	$75,321
Canadian credit facility	9,297	6,854
Commercial paper program	68,061	490,808
Other short-term bank borrowings	99,746	60,010

Total Short-term Borrowings	253,843	632,993
Current Portion of Long-term Debt	14,597	15,743

Short-term Borrowings and Current Portion of Long-term Debt	$268,440	$648,736

     On June 18, 2007, the Company completed a $1.5 billion long-term debt offering comprised of (i) $600 million senior notes at a coupon rate of 5.95% with a maturity in June 2012, (ii) $600 million senior notes at a coupon rate of 6.35% with a maturity in June 2017 and (iii) $300 million senior notes at a coupon rate of 6.80% with a maturity in June 2037. Net proceeds of approximately $1.486 billion were used to repay outstanding borrowings on our commercial paper program and for general corporate purposes.
     The Company maintains a revolving credit agreement with a syndicate of banks of which JPMorgan Chase Bank is the Administrative Agent (“Revolving Credit Facility”). The aggregate lending commitment of this facility is $1.5 billion and allows for a combination of borrowings, support of the Company’s commercial paper program and issuances of letters of credit. There were borrowings of $76.7 million and $62.2 million in outstanding letters of credit under the Revolving Credit Facility at June 30, 2007. The weighted average interest rate on the outstanding borrowings of this facility was 4.3% at June 30, 2007. The Revolving Credit Facility requires the Company to maintain a debt-to-capitalization ratio of less than 60% and contains other covenants and representations customary for an investment-grade commercial credit. The Company was in compliance with these covenants at June 30, 2007.
     At June 30, 2007, the Company also maintained a Canadian dollar committed facility (“Canadian Credit Facility”) to support operations in that country. The Canadian Credit Facility provides for borrowings or letters of credit up to an aggregate of 25.0 million Canadian dollars, or $23.4 million, as of June 30, 2007. There were borrowings of $9.3 million and $0.4 million in outstanding letters of credit under the Canadian Credit Facility at June 30, 2007. The weighted average interest rate on the outstanding borrowings of this facility was 6.0% at June 30, 2007. Effective July 20, 2007, the Canadian Credit Facility was amended to convert it to an uncommitted facility.
     The Company has a $1.5 billion commercial paper program under which it may from time to time issue short-term unsecured notes. The commercial paper program is supported by the Company’s Revolving Credit Facility. As of June 30, 2007, the Company had $68.1 million of outstanding commercial paper issuances with a weighted average maturity of 61 days. The weighted average interest rate related to outstanding commercial paper issuances at June 30, 2007 was 5.4%.
     The Company has short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At June 30, 2007, the Company had $99.7 million in short-term borrowings under these arrangements with a weighted average interest rate of 6.5%. In addition, the Company had $109.5 million of letters of credit and bid and performance bonds outstanding under these uncommitted facilities.
9. Derivative Instruments
     Interest Rate Swaps
     The Company may use interest rate swap agreements to take advantage of available short-term interest rates. Amounts received or paid upon termination of the swap agreements represent the fair value of the agreements at the

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction to interest expense over the remaining term of the debt.
     As of June 30, 2007 and December 31, 2006, the Company had net unamortized gains of $13.2 million and $14.3 million, respectively, associated with interest rate swap terminations. The Company’s interest expense was reduced by $0.5 million and $1.1 million for the three and six months ended June 30, 2007, respectively, and $1.2 million and $3.0 million for the three and six months ended June 30, 2006, respectively, as a result of the Company’s interest rate swap activity. There were no interest rate swap agreements outstanding as of June 30, 2007.
     Cash Flow Hedges
     The Company may utilize interest rate derivatives to hedge projected exposures to interest rates in anticipation of future debt issuances. Amounts received or paid upon termination of these hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to Other Comprehensive Income. These amounts are being amortized as an adjustment to interest expense over the remaining term of the related debt. There were no interest rate derivative agreements outstanding as of June 30, 2007.
     Other Derivative Instruments
     As of June 30, 2007, the Company had several foreign currency forward contracts and one option contract with notional amounts aggregating $522.3 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including the Argentine peso, the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Columbian peso, the euro, the Indian rupee, the New Zealand dollar, and the Thai baht. The total estimated change in fair value of these contracts compared to the original notional amount at June 30, 2007 resulted in a liability of $1.5 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International on August 31, 2005, the Company entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At June 30, 2007, the Company had notional amounts outstanding of $364.3 million. The total estimated change in fair value of these contracts at June 30, 2007 compared to the original notional amount resulted in a liability of $46.9 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
10. Income Taxes
     The Company’s effective tax rates were 36.8% and 29.5% for the three and six months ended June 30, 2007, respectively, and 29.0% for both the three and six months ended June 30, 2006. This percentage increase was due primarily to withholding taxes of $50.0 million required to be paid on a distribution made to one of our foreign subsidiaries net of the benefits realized from the refinement of the Company’s international tax structure and changes in the Company’s geographic earnings mix.
     The Company adopted the provisions of FIN No. 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $33.9 million. As a result of the implementation of FIN No. 48, the Company recognized a $1.1 million increase in the liability for unrecognized benefits accounted for as a $0.3 million increase to retained earnings (cumulative effect) and a $1.4 million increase to goodwill.
     Included in the balance of unrecognized tax benefits as January 1, 2007, are $27.6 million of tax benefits that, if recognized in future periods, would impact the Company’s effective tax rate. Also included in the balance of unrecognized tax benefits at January 1, 2007 are $6.3 million of tax benefits that, if recognized, would result in a decrease to goodwill in purchase business combinations.
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
     At June 30, 2007, the Company had a $39.6 million liability recorded for unrecognized tax benefits. The Company has accrued $8.8 million of interest and penalties related to unrecognized tax benefits. The amount of unrecognized tax benefits that, if recognized in future periods, would affect the Company’s effective tax rate is $30.8 million. The balance of unrecognized tax benefits also includes $8.8 million of tax benefits that, if recognized in future periods, would result in a decrease to goodwill in purchase business combinations.
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
     The diluted earnings per share calculation for the six months ended June 30, 2007 excludes 0.1 million stock options that were anti-dilutive. There were no anti-dilutive stock options during the three months ended June 30, 2007. The diluted earnings per share calculation for the three and six months ended June 30, 2006 excludes 16 thousand and eight thousand stock options that were anti-dilutive, respectively.
     The following reconciles basic and diluted weighted average shares outstanding (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	338,331	348,853	338,670	349,006
Dilutive effect of:
Warrant	2,805	2,809	2,274	2,377
Stock option and restricted share plans	6,681	6,771	6,118	6,781

Diluted weighted average shares outstanding	347,817	358,433	347,062	358,164

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
12. Supplemental Cash Flow Information
     The following summarizes investing activities relating to acquisitions integrated into the Company’s operations for the periods shown:

	Six Months
	Ended June 30,
	2007	2006
	(In thousands)
Fair value of assets, net of cash acquired	$108,591	$42,944
Goodwill	150,256	68,355
Consideration paid related to prior year acquisitions	19,421	6,216
Total liabilities	(67,224)	(11,438)

Cash consideration, net of cash acquired	$211,044	$106,077

     Non-cash Activities
     During the six months ended June 30, 2007 there were non-cash investing activities of $20.0 million related to a note received in exchange for the sale of a minority interest in a subsidiary of the Company.
13. Share-Based Compensation
     The Company recognized employee share-based compensation expense of $20.7 million and $37.2 million during the three and six months ended June 30, 2007, respectively, and $14.1 million and $28.5 million during the three and six months ended June 30, 2006, respectively. The related income tax benefit recognized was $7.2 million and $13.0 million for the three and six months ended June 30, 2007, respectively, and $4.9 million and $10.0 million for the three and six month ended June 30, 2006, respectively. The Company capitalized share-based compensation during the three and six months ended June 30, 2007 in the amount of $0.2 million and $0.3 million, respectively, and $2.1 million and $2.3 million for the three and six months ended June 30, 2006, respectively.
     The unrecognized compensation cost related to the Company’s unvested stock options and restricted share grants as of June 30, 2007 was $8.8 million and $148.3 million, respectively, and both are expected to be recognized over a weighted-average period of 2.2 years.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
14. Retirement and Employee Benefit Plans
     The Company has defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees. Plan benefits are generally based on factors such as age, compensation levels and years of service. During the current quarter, one of the U.S. plans was remeasured to incorporate significant events that occurred during the first quarter of 2007. The largest impact of the remeasurement was a $23.7 million loss generated as a result of compensation changes. The loss was recorded on the balance sheet as an increase to Other Liabilities with a corresponding decrease to Other Comprehensive Income, net of tax. The components of net periodic benefit cost for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,
	2007		2006
	United		United
	States	International	States	International
		(In thousands)
Service cost	$671	$2,736	$609	$2,344
Interest cost	1,430	2,022	1,016	1,631
Expected return on plan assets	(165)	(1,960)	(165)	(1,546)
Amortization of transition obligation	—	(1)	—	(1)
Amortization of prior service cost	494	(26)	573	(26)
Amortization of loss	1,433	37	471	122
Curtailment loss	1,484	—	—	—
Settlement loss	—	—	2,770	—

Net periodic benefit cost	$5,347	$2,808	$5,274	$2,524

	Six Months Ended June 30,
	2007		2006
	United		United
	States	International	States	International
		(In thousands)
Service cost	$1,321	$5,418	$1,218	$4,584
Interest cost	2,653	3,993	2,032	3,209
Expected return on plan assets	(330)	(3,886)	(330)	(3,027)
Amortization of transition obligation	—	(2)	—	(2)
Amortization of prior service cost	1,054	(52)	1,145	(51)
Amortization of loss	2,084	74	943	240
Curtailment loss	1,881	—	—	—
Settlement loss	—	—	2,770	—

Net periodic benefit cost	$8,663	$5,545	$7,778	$4,953

     The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $1.1 million in the U.S. and $9.7 million internationally to its pension and other postretirement benefit plans during 2007. As of June 30, 2007, approximately $0.3 million of contributions have been made in the U.S. and $5.0 million of contributions have been made internationally. Currently, the Company anticipates total contributions in the U.S. and internationally to approximate the original estimates previously disclosed.
15. Variable Interest Entities
     The Company acquired a 33% ownership interest in Premier Business Solutions (“PBS”) in June 2007. PBS conducts business in Russia and is the world’s largest electric submersible pump manufacturer by volume. PBS is considered to be a variable interest entity. For purposes of applying FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, the Company is not the primary beneficiary of PBS. As such, the Company accounts for this investment under the equity method of accounting and does not consolidate PBS. The Company’s

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
maximum exposure to loss as a result of its involvement with PBS is approximately $330 million. The Company’s investment in PBS is included in Equity Investments in Unconsolidated Affiliates in the accompanying Condensed Consolidated Balance Sheet at June 30, 2007.
16. Segment Information
     Reporting Segments
     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and natural gas industry. The Company operates in virtually every oil and natural gas exploration and production region in the world.
     The Company reviewed the presentation of its reporting segments during the first quarter of 2007. Based on this review, the Company determined that its operational performance would be segmented and reviewed on a geographic basis. As a result, the Company realigned its financial reporting segments and will now report the following regions as separate, distinct reporting segments as defined by the chief operating decision maker: (1) North America, (2) Latin America, (3) Europe/West Africa/CIS and (4) Middle East/North Africa/Asia. The Company’s historical segment data previously reported under the Evaluation, Drilling & Intervention Services and Completion & Production Systems divisions has been restated for all periods to conform to the new presentation.
     Financial information by segment is summarized below. Total assets at June 30, 2007 and December 31, 2006 do not include the assets of the Company’s discontinued operation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended June 30, 2007
	Net		Depreciation
	Operating	Income from	and	Total Assets at
	Revenues (b)	Operations	Amortization	June 30, 2007
		(In thousands)
North America	$883,364	$191,956	$66,959	$5,756,259
Latin America	206,604	44,981	17,118	1,037,120
Europe/West Africa/CIS	290,639	68,778	20,936	1,696,114
Middle East/North Africa/Asia	435,338	96,998	36,951	2,600,239

	1,815,945	402,713	141,964	11,089,732
Corporate and Other (a)	—	(75,272)	2,578	599,179

Total	$1,815,945	$327,441	$144,542	$11,688,911

	Six Months Ended June 30, 2007
	Net		Depreciation
	Operating	Income from	and
	Revenues (b)	Operations	Amortization
	(In thousands)
North America	$1,889,997	$491,480	$128,723
Latin America	412,546	92,930	33,857
Europe/West Africa/CIS	535,597	123,535	39,171
Middle East/North Africa/Asia	830,090	180,266	73,118

	3,668,230	888,211	274,869
Corporate and Other (a)	—	(145,056)	5,188

Total	$3,668,230	$743,155	$280,057

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

	Three Months Ended June 30, 2006
	Net		Depreciation	Total Assets at
	Operating	Income from	and	December 31,
	Revenues (b)	Operations	Amortization	2006
		(In thousands)
North America	$839,753	$222,276	$53,829	$5,290,389
Latin America	178,637	33,575	15,251	959,141
Europe/West Africa/CIS	205,092	45,178	16,084	1,272,906
Middle East/North Africa/Asia	315,094	57,806	27,263	2,330,911

	1,538,576	358,835	112,427	9,853,347
Corporate and Other (a)	—	(58,345)	2,567	252,408

Total	$1,538,576	$300,490	$114,994	$10,105,755

	Six Months Ended June 30, 2006
	Net		Depreciation
	Operating	Income from	and
	Revenues (b)	Operations	Amortization
	(In thousands)
North America	$1,762,187	$484,689	$107,318
Latin America	340,732	58,737	30,701
Europe/West Africa/CIS	382,316	79,353	31,821
Middle East/North Africa/Asia	589,352	104,120	55,397

	3,074,587	726,899	225,237
Corporate and Other (a)	—	(114,410)	5,246

Total	$3,074,587	$612,489	$230,483

(a)	Includes equity in earnings of unconsolidated affiliates that are integral to the Company’s operations and research and development expenses which are not allocated geographically.

(b)	Net operating revenues are comprised of sales to the Company’s external customers. For the three months ended June 30, 2007, the Company had intersegment revenues of approximately $144 million, $27 million, $99 million and $104 million for North America, Latin America, Europe/West Africa/CIS and Middle East/North Africa/Asia, respectively. For the six months ended June 30, 2007, the Company had intersegment revenues of approximately $267 million, $54 million, $176 million and $189 million for North America, Latin America, Europe/West Africa/CIS and Middle East/North Africa/Asia, respectively. For the three months ended June 30, 2006, the Company had intersegment revenues of approximately $94 million, $24 million, $59 million and $45 million for North America, Latin America, Europe/West Africa/CIS and Middle East/North Africa/Asia, respectively. For the six months ended June 30, 2006, the Company had intersegment revenues of approximately $177 million, $46 million, $109 million and $90 million for North America, Latin America, Europe/West Africa/CIS and Middle East/North Africa/Asia, respectively.
17. Condensed Consolidating Financial Statements
     The following obligations of Weatherford International, Inc. (“Issuer”) were guaranteed by Weatherford International Ltd. (“Parent”) as of June 30, 2007: (i) the 6 5/8% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes, and (iv) the 6.80% Senior Notes. As of December 31, 2006, the 6 5/8% Senior Notes of the Issuer were guaranteed by the Parent.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     The following obligations of the Parent were guaranteed by the Issuer as of June 30, 2007 and December 31, 2006: (i) the Revolving Credit Facility, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes and (v) issuances of notes under the commercial paper program.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Balance Sheet
June 30, 2007
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$24	$747	$114,733	$—	$115,504
Other Current Assets	4,941	1,167	3,754,677	—	3,760,785

	4,965	1,914	3,869,410	—	3,876,289

Equity Investments in Affiliates	11,119,716	3,992,990	13,758,026	(28,870,732)	—
Shares Held in Parent	—	127,208	727,838	(855,046)	—
Intercompany Receivables, Net	(606,685)	1,356,551	—	(749,866)	—
Other Assets	42,063	18,269	7,792,778	—	7,853,110

	$10,560,059	$5,496,932	$26,148,052	$(30,475,644)	$11,729,399

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$68,812	$65,658	$133,970	$—	$268,440
Accounts Payable and Other Current Liabilities	31,439	7,217	1,206,195	—	1,244,851

	100,251	72,875	1,340,165	—	1,513,291

Long-term Debt	1,198,698	1,851,151	22,581	—	3,072,430
Intercompany Payables, Net	—	—	749,866	(749,866)	—
Other Long-term Liabilities	98,124	34,097	396,032	—	528,253
Shareholders’ Equity	9,162,986	3,538,809	23,639,408	(29,725,778)	6,615,425

	$10,560,059	$5,496,932	$26,148,052	$(30,475,644)	$11,729,399

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Balance Sheet
December 31, 2006
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$35	$2,271	$123,981	$—	$126,287
Other Current Assets	131	3,739	3,261,618	—	3,265,488

	166	6,010	3,385,599	—	3,391,775

Equity Investments in Affiliates	10,009,855	3,502,589	12,935,625	(26,448,069)	—
Shares Held in Parent	—	132,541	548,575	(681,116)	—
Intercompany Receivables, Net	329,237	1,333,181	—	(1,662,418)	—
Other Assets	40,897	8,517	6,698,059	—	6,747,473

	$10,380,155	$4,982,838	$23,567,858	$(28,791,603)	$10,139,248

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$491,542	$9,272	$147,922	$—	$648,736
Accounts Payable and Other Current Liabilities	33,788	3,887	1,356,734	—	1,394,409

	525,330	13,159	1,504,656	—	2,043,145

Long-term Debt	1,198,973	355,318	10,309	—	1,564,600
Intercompany Payables, Net	—	—	1,662,418	(1,662,418)	—
Other Long-term Liabilities	72,789	57,119	226,796	—	356,704
Shareholders’ Equity	8,583,063	4,557,242	20,163,679	(27,129,185)	6,174,799

	$10,380,155	$4,982,838	$23,567,858	$(28,791,603)	$10,139,248

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Income
Three Months Ended June 30, 2007
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$1,815,945	$—	$1,815,945
Costs and Expenses	(4,185)	(2,243)	(1,483,065)	—	(1,489,493)
Equity in Earnings of Unconsolidated Affiliates	—	—	989	—	989

Operating Income (Loss)	(4,185)	(2,243)	333,869	—	327,441

Other Income (Expense):
Interest Income (Expense), Net	(27,638)	(8,663)	1,008	—	(35,293)
Intercompany Charges, Net	(8,726)	103,766	(95,040)	—	—
Equity in Subsidiary Income	207,926	146,768	—	(354,694)	—
Other, Net	(2,067)	1,461	(5,328)	—	(5,934)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	165,310	241,089	234,509	(354,694)	286,214
Provision for Income Taxes	—	(33,163)	(72,108)	—	(105,271)

Income (Loss) from Continuing Operations Before Minority Interest	165,310	207,926	162,401	(354,694)	180,943
Minority Interest, Net of Taxes	—	—	(4,463)	—	(4,463)

Income (Loss) from Continuing Operations	165,310	207,926	157,938	(354,694)	176,480
Loss from Discontinued Operation, Net of Taxes	—	—	(11,170)	—	(11,170)

Net Income (Loss)	$165,310	$207,926	$146,768	$(354,694)	$165,310

Condensed Consolidating Statements of Income
Three Months Ended June 30, 2006
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$1,538,576	$—	$1,538,576
Costs and Expenses	(5,957)	(300)	(1,235,122)	—	(1,241,379)
Equity in Earnings of Unconsolidated Affiliates	—	—	3,293	—	3,293

Operating Income (Loss)	(5,957)	(300)	306,747	—	300,490

Other Income (Expense):
Interest Expense, Net	(16,484)	(6,697)	(456)	—	(23,637)
Intercompany Charges, Net	(7,132)	(20,537)	27,669	—	—
Equity in Subsidiary Income	214,122	231,916	—	(446,038)	—
Other, Net	2,298	(59)	(12,165)	—	(9,926)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	186,847	204,323	321,795	(446,038)	266,927
(Provision) Benefit for Income Taxes	—	9,799	(87,332)	—	(77,533)

Income (Loss) from Continuing Operations Before Minority Interest	186,847	214,122	234,463	(446,038)	189,394
Minority Interest, Net of Taxes	—	—	(899)	—	(899)

Income (Loss) from Continuing Operations	186,847	214,122	233,564	(446,038)	188,495
Loss from Discontinued Operation, Net of Taxes	—	—	(1,648)	—	(1,648)

Net Income (Loss)	$186,847	$214,122	$231,916	$(446,038)	$186,847

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Income
Six Months Ended June 30, 2007
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$3,668,230	$—	$3,668,230
Costs and Expenses	(7,286)	(2,511)	(2,917,057)	—	(2,926,854)
Equity in Earnings of Unconsolidated Affiliates	—	—	1,779	—	1,779

Operating Income (Loss)	(7,286)	(2,511)	752,952	—	743,155

Other Income (Expense):
Interest Income (Expense), Net	(54,819)	(14,256)	11	—	(69,064)
Intercompany Charges, Net	(8,610)	93,602	(84,992)	—	—
Equity in Subsidiary Income	517,711	467,301	—	(985,012)	—
Other, Net	(114)	1,232	(9,424)	—	(8,306)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	446,882	545,368	658,547	(985,012)	665,785
Provision for Income Taxes	—	(27,657)	(168,992)	—	(196,649)

Income (Loss) from Continuing Operations Before Minority Interest	446,882	517,711	489,555	(985,012)	469,136
Minority Interest, Net of Taxes	—	—	(8,837)	—	(8,837)

Income (Loss) from Continuing Operations	446,882	517,711	480,718	(985,012)	460,299
Loss from Discontinued Operation, Net of Taxes	—	—	(13,417)	—	(13,417)

Net Income (Loss)	$446,882	$517,711	$467,301	$(985,012)	$446,882

Condensed Consolidating Statements of Income
Six Months Ended June 30, 2006
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$3,074,587	$—	$3,074,587
Costs and Expenses	(8,777)	(576)	(2,458,672)	—	(2,468,025)
Equity in Earnings of Unconsolidated Affiliates	—	—	5,927	—	5,927

Operating Income (Loss)	(8,777)	(576)	621,842	—	612,489

Other Income (Expense):
Interest Income (Expense), Net	(28,715)	(14,632)	768	—	(42,579)
Intercompany Charges, Net	(6,905)	(34,147)	41,052	—	—
Equity in Subsidiary Income	430,374	462,615	—	(892,989)	—
Other, Net	4,187	(254)	(14,682)	—	(10,749)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	390,164	413,006	648,980	(892,989)	559,161
(Provision) Benefit for Income Taxes	—	17,368	(179,774)	—	(162,406)

Income (Loss) from Continuing Operations Before Minority Interest	390,164	430,374	469,206	(892,989)	396,755
Minority Interest, Net of Taxes	—	—	(1,736)	—	(1,736)

Income (Loss) from Continuing Operations	390,164	430,374	467,470	(892,989)	395,019
Loss from Discontinued Operation, Net of Taxes	—	—	(4,855)	—	(4,855)

Net Income (Loss)	$390,164	$430,374	$462,615	$(892,989)	$390,164

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2007
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$446,882	$517,711	$467,301	$(985,012)	$446,882
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	—	—	(1,779)	—	(1,779)
Equity in (Earnings) Loss of Affiliates	(517,711)	(467,301)	—	985,012	—
Loss from Discontinued Operation	—	—	13,417	—	13,417
Charges from Parent or Subsidiary	8,610	(93,602)	84,992	—	—
Deferred Income Tax Provision (Benefit)	—	(5,217)	100,288	—	95,071
Other Adjustments	(13,429)	(42,062)	(217,876)	—	(273,367)

Net Cash Provided (Used) by Operating Activities — Continuing Operations	(75,648)	(90,471)	446,343	—	280,224
Net Cash Used by Operating Activities — Discontinued Operation	—	—	(14,038)	—	(14,038)

Net Cash Provided (Used) by Operating Activities	(75,648)	(90,471)	432,305	—	266,186

Cash Flows from Investing Activities:
Purchase of Equity Investment in Unconsolidated Affiliates	—	—	(331,771)	—	(331,771)
Acquisition of Businesses, Net of Cash Acquired	—	—	(211,044)	—	(211,044)
Capital Expenditures for Property, Plant and Equipment	—	—	(672,528)	—	(672,528)
Acquisition of Intellectual Property	—	—	(14,057)	—	(14,057)
Proceeds from Sale of Assets	—	—	30,390	—	30,390
Capital Contribution to Subsidiary	(592,134)	(23,100)	—	615,234	—
Distribution of Earnings from Subsidiary	—	(1,486,365)	1,486,365	—	—

Net Cash Provided (Used) by Investing Activities — Continuing Operations	(592,134)	(1,509,465)	287,355	615,234	(1,199,010)
Net Cash Used by Investing Activities — Discontinued Operation	—	—	(12,265)	—	(12,265)

Net Cash Provided (Used) by Investing Activities	(592,134)	(1,509,465)	275,090	615,234	(1,211,275)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	(422,747)	57,216	(23,986)	—	(389,517)
Borrowings of (Repayments on) Long-term Debt, Net	—	1,485,497	(2,054)	—	1,483,443
Borrowings (Repayments) Between Subsidiaries, Net	1,090,518	36,057	(1,126,575)	—	—
Purchase of Treasury Shares	—	—	(179,262)	—	(179,262)
Proceeds from Exercise of Stock Options	—	13,010	—	—	13,010
Proceeds from Capital Contribution	—	—	615,234	(615,234)	—
Other, Net	—	6,632	—	—	6,632

Net Cash Provided (Used) by Financing Activities — Continuing Operations	667,771	1,598,412	(716,643)	(615,234)	934,306
Net Cash Provided by Financing Activities — Discontinued Operation	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	667,771	1,598,412	(716,643)	(615,234)	934,306

Net Decrease in Cash and Cash Equivalents	(11)	(1,524)	(9,248)	—	(10,783)
Cash and Cash Equivalents at Beginning of Period	35	2,271	123,981	—	126,287

Cash and Cash Equivalents at End of Period	$24	$747	$114,733	$—	$115,504

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2006
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$390,164	$430,374	$462,615	$(892,989)	$390,164
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	—	—	(5,927)	—	(5,927)
Equity in (Earnings) Loss of Affiliates	(430,374)	(462,615)	—	892,989	—
Loss from Discontinued Operation	—	—	4,855	—	4,855
Charges from Parent or Subsidiary	6,905	34,147	(41,052)	—	—
Deferred Income Tax Provision (Benefit)	—	(17,370)	15,834	—	(1,536)
Other, Net	245,791	(199,759)	80,710	—	126,742

Net Cash Provided (Used) by Operating Activities — Continuing Operations	212,486	(215,223)	517,035	—	514,298
Net Cash Used by Operating Activities — Discontinued Operation	—	—	(4,574)	—	(4,574)

Net Cash Provided (Used) by Operating Activities	212,486	(215,223)	512,461	—	509,724

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(106,077)	—	(106,077)
Capital Expenditures for Property, Plant and Equipment	—	—	(446,306)	—	(446,306)
Acquisition of Intellectual Property	—	—	(4,945)	—	(4,945)
Capital Contribution to Subsidiary	(651,748)	—	—	651,748	—
Proceeds from Sale of Assets and Business, Net	—	—	1,352	—	1,352

Net Cash Provided (Used) by Investing Activities — Continuing Operations	(651,748)	—	(555,976)	651,748	(555,976)
Net Cash Used by Investing Activities — Discontinued Operation	—	—	(4,833)	—	(4,833)

Net Cash Provided (Used) by Investing Activities	(651,748)	—	(560,809)	651,748	(560,809)

Cash Flows from Financing Activities:
Borrowings of Short-term Debt, Net	36,135	31,245	19,144	—	86,524
Borrowings of (Repayments on) Long-term Debt, Net	348,513	(200,870)	(4,428)	—	143,215
Borrowings (Repayments) Between Subsidiaries, Net	54,566	328,951	(383,517)	—	—
Proceeds from Exercise of Stock Options	—	52,062	—	—	52,062
Purchase of Treasury Shares	—	—	(238,652)	—	(238,652)
Proceeds from Capital Contribution	—	—	651,748	(651,748)	—
Other, Net	(51)	1,117	—	—	1,066

Net Cash Provided (Used) by Financing Activities — Continuing Operations	439,163	212,505	44,295	(651,748)	44,215
Net Cash Provided by Financing Activities — Discontinued Operation	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	439,163	212,505	44,295	(651,748)	44,215

Net Decrease in Cash and Cash Equivalents	(99)	(2,718)	(4,053)	—	(6,870)
Cash and Cash Equivalents at Beginning of Period	124	3,172	130,949	—	134,245

Cash and Cash Equivalents at End of Period	$25	$454	$126,896	$—	$127,375

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an executive level overview. This overview provides a general description of our company today, a discussion of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for the remainder of 2007 and into 2008. Next, we analyze the results of our operations for the three and six months ended June 30, 2007 and 2006, including the trends in our overall business and our operating segments. Then we review our cash flows and liquidity, capital resources and contractual obligations. We close with a discussion of new accounting pronouncements and an update, when applicable, to our critical accounting judgments and estimates.
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
     The Company’s operating segments consist of the following components:
•	North America – (i) United States of America and (ii) Canada

•	Latin America – (i) North Latin America and (ii) South Latin America

•	Europe/West Africa/CIS – (i) West Europe, (ii) Eastern Europe, (iii) Sub-Sahara Africa, and (iv) Russia/Caspian/FSU

•	Middle East/North Africa/Asia – (i) Eastern Middle East (ii) Western Middle East/North Africa and (iii) Asia Pacific
     Industry Trends
     Changes in the current price and expected future prices of oil and natural gas influence the level of energy industry spending. Changes in expenditures result in an increased or decreased demand for our products and services. Rig count is an indicator of the level of spending for the exploration for and production of oil and natural gas reserves.
     The following chart sets forth certain statistics that reflect historical market conditions:

		Henry Hub	North American	International
	WTI Oil (1)	Gas (2)	Rig Count (3)	Rig Count (3)
June 30, 2007	$70.68	$6.77	1,981	1,097
December 31, 2006	61.05	6.30	2,178	1,029
June 30, 2006	73.91	6.10	2,073	914

(1)	Price per barrel as of June 30 and December 31 – Source: Applied Reasoning, Inc.

(2)	Price per MM/BTU as of June 30 and December 31 – Source: Oil World

(3)	Average rig count for the applicable month – Source: Baker Hughes Rig Count and other third-party data
     Oil prices have increased during the first half of 2007 ranging from a low of $50.48 per barrel in mid-January to a high of $70.68 per barrel at the end of June. Natural gas prices also increased during the first half of 2007, ranging from a low of $6.16 MM/BTU in early January to a high of $8.19 MM/BTU in early June. Factors influencing oil and natural gas prices during the period include persistent hydrocarbon inventory levels, realized and expected economic growth, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.
     North America rig count has declined approximately 9% since the end of 2006, as a reduction in Canadian activity more than offset an increase in U.S. activity. International rig count has increased approximately 7% since the end of 2006.
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
     The cyclicality of the energy industry impacts the demand for our products and services. Certain of our products and services, such as our drilling and evaluation services, well installation services and well completion services, depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on production activity. We believe that decline rates, a measure of the fall in production from a well over time, are accelerating. We also believe that there has been, and will continue to be, a deterioration in the quality of incremental hydrocarbon formations that our customers develop and that these formations will require more of our products and services than higher quality formations. The market for oilfield services will grow year-on-year relative to the decline rates and the implicit rate of demand growth. We are aggressively, but methodically, growing our employee base, manufacturing capacity and equipment capacity to meet the demands of the industry.
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
     In particular, the international markets are experiencing a multi-year expansion, with the Eastern Hemisphere standing out as the strongest market. The dynamics in North America are different. Near term, the climate will dictate activity in North America. Weather-related activity decreases were experienced in North America during the fourth quarter of 2006 and the first half of 2007, particularly in Canada. High natural gas storage levels could also impact near-term activity; however we believe any activity declines would be short lived, if they were to occur.
     Looking into the remainder of 2007 and 2008, we expect average worldwide rig activity to grow as compared to second quarter 2007 levels, and we expect our business to continue to grow at a faster rate than the underlying rig count. We expect the Eastern Hemisphere to be our highest growth market during 2007, followed by the Latin America market. We expect our growth in 2007 and 2008 to be broad based, with all of our product and service lines continuing to build on 2006 achievements. These improvements should be driven by the strength of our technology and our global infrastructure. We expect our newer technologies to continue to gain traction across a wider breadth of geographic markets, similar to our performance in 2006.

     Geographic Markets. Climate, natural gas storage levels and commodity prices will dictate the rate of oilfield service activity growth in North America for the remainder of 2007 and 2008. While these factors are difficult to predict with any certainty over short periods of time, we believe that the North American market has positive secular growth attributes over the longer term. Over the next 6 to 12 months, North America activity is likely to remain at or around current levels, on average. We expect the significant declines experienced in the Canadian market during the first half of 2007 to turn by the end of 2007 or early in 2008. We expect most of our growth for the remainder of 2007 and 2008 will come out of the international markets. Eastern Hemisphere growth will be driven by year-over-year increases in the Middle East, North Africa, West Africa, China, Russia and Central Europe. In addition, we expect volume increases in Latin America with improvements stemming from Brazil, Mexico and Argentina. The North Sea is expected to show modest growth for the remainder of 2007.
     Pricing. The overall pricing outlook is positive. Pricing is trending upwards, concurrently with raw material and labor cost inflation. We expect pricing to remain strong throughout 2007. Price improvements are being realized on a contract-by-contract basis and are occurring in different classes of products and service lines depending upon the region.
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

     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three and six months ended June 30, 2007 and 2006. Prior period amounts have been restated to reflect the impact of our discontinued operation.
     Comparative Financial Data

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands, except percentages and per share data)
Revenues:
North America	$883,364	$839,753	$1,889,997	$1,762,187
Latin America	206,604	178,637	412,546	340,732
Europe/West Africa/CIS	290,639	205,092	535,597	382,316
Middle East/North Africa/Asia	435,338	315,094	830,090	589,352

	1,815,945	1,538,576	3,668,230	3,074,587

Gross Profit %	34.3%	35.1%	35.8%	35.5%

Research and Development	40,700	37,361	81,214	73,804

Selling, General and Administrative Attributable to Segments	220,764	181,469	423,195	365,054

Corporate General and Administrative	35,561	24,277	65,621	46,533

Equity in Earnings of Unconsolidated Affiliates	989	3,293	1,779	5,927

Operating Income:
North America	191,956	222,276	491,480	484,689
Latin America	44,981	33,575	92,930	58,737
Europe/West Africa/CIS	68,778	45,178	123,535	79,353
Middle East/North Africa/Asia	96,998	57,806	180,266	104,120
Corporate and Other (a)	(75,272)	(58,345)	(145,056)	(114,410)

	327,441	300,490	743,155	612,489

Interest Expense, Net	(35,293)	(23,637)	(69,064)	(42,579)

Other, Net	(5,934)	(9,926)	(8,306)	(10,749)

Effective Tax Rate	36.8%	29.0%	29.5%	29.0%

Net Income per Diluted Share from Continuing Operations	$0.51	$0.53	$1.33	$1.10

Loss from Discontinued Operation, Net of Taxes	11,170	1,648	13,417	4,855

Net Income per Diluted Share	$0.48	$0.52	$1.29	$1.09

Depreciation and Amortization	144,542	114,994	280,057	230,483

(a)	Includes equity in earnings of unconsolidated affiliates which are integral to our operations and research and development expenses, which are not allocated geographically.

Consolidated Revenues by Product Line

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Artificial Lift Systems	17%	19%	17%	19%
Well Construction	16	16	16	15
Drilling Services	15	14	15	15
Drilling Tools	12	11	12	11
Completion Systems	11	11	10	10
Wireline	7	8	9	10
Re-entry & Fishing	8	8	8	7
Stimulation & Chemicals Services	7	6	6	6
Integrated Drilling	5	6	5	6
Pipeline & Specialty Services	2	1	2	1

Total	100%	100%	100%	100%

Company Results
     Revenues
     Consolidated revenues increased $277.4 million, or 18.0%, in the second quarter of 2007 as compared to the second quarter of 2006. The increase resulted primarily from organic growth as our businesses continued to benefit from increasing market activity and share gains. This increase in revenues outpaced the 2.3% increase in average worldwide rig count. Approximately 84% of our revenue growth was derived from our international markets. International revenues increased $233.8 million, or 33.5%, in the second quarter of 2007 as compared to the second quarter of 2006. This increase outpaced the 9.4% increase in average international rig count. Revenues from our drilling services, well construction and drilling tools product lines were strong contributors during the quarter.
     Consolidated revenues for the first six months of 2007 increased $593.6 million, or 19.3%, over the first six months of 2006. This increase in revenues outpaced the 3.9% increase in average worldwide rig count. Approximately 78% of our revenue growth was derived from our international markets. International revenues increased $465.8 million, or 35.5%, in the first six months of 2007 as compared to the first six months of 2006. This increase outpaced the 9.5% increase in average international rig count. Revenues from our drilling services, well construction and drilling tools product lines were strong contributors during the quarter.
Gross Profit
     Our gross profit as a percentage of revenues decreased from 35.1% in the second quarter of 2006 to 34.3% in the second quarter of 2007. The slight decrease in gross profit percentage in the current quarter was primarily the result of the sharp decline experienced in the Canadian market. The Canadian market was affected by a combination of seasonal downturn and unforgiving weather. Our gross profit as a percentage of revenues increased to 35.8% during the six months ended June 30, 2007 as compared to 35.5% during the six months ended June 30, 2006.
     Selling, General and Administrative Attributable to Segments
     Selling, general and administrative expenses attributable to segments increased $39.3 million, or 21.7%, and $58.1 million, or 15.9%, during the three and six months ended June 30, 2007, respectively, as compared to the same periods of the prior year. This increase is due primarily to increased salaries and benefits associated with increased headcount, which were partially offset by the gain from the divestiture of the remaining portion of our minority interest in a subsidiary recognized in the first quarter of 2007. This transaction represents approximately 4% of selling, general and administrative expenses attributable to segments for the six months ended June 30, 2007. Selling, general and administrative expenses attributable to segments as a percentage of revenues were approximately 12% for both the three and six months ended June 30, 2007 and 2006.
     Corporate General and Administrative
     Corporate general and administrative expenses increased $11.3 million, or 46.5%, and $19.1 million, or 41.0%, during the three and six months ended June 30, 2007, respectively, as compared to the same periods of the prior year.

Severance charges of approximately $12 million and $15 million were incurred during the three and six months ended June 30, 2007, respectively. The remainder of the increase is primarily related to higher employee compensation expense.
     Interest Expense, Net
     Interest expense, net, increased $11.7 million, or 49.3%, and $26.5 million, or 62.2%, during the three and six months ended June 30, 2007, respectively, as compared to the same periods of the prior year. The increase in interest expense was attributable to our additional long-term debt issuances during the second half of 2006 and rising short-term interest rates.
     Income Taxes
     Our effective tax rates for the second quarter of 2007 and 2006 were 36.8% and 29.0%, respectively, and 29.5% and 29.0% for the first six months of 2007 and 2006, respectively. This percentage increase was due primarily to withholding taxes of $50.0 million required to be paid on a distribution made to one of our foreign subsidiaries. This increase was partially offset by the benefits realized from the refinement of our international tax structure and changes in our geographic earnings mix. We expect that our effective tax rate will be lower in future periods given that the $50.0 million withholding tax payment was a one-time, discrete charge incurred during the current period.
     Discontinued Operation
     Our discontinued operation consists of our oil and gas development and production company. We had a loss from the discontinued operation, net of taxes, for the three and six months ended June 30, 2007, of $11.2 million and $13.4 million, respectively. Included in the loss for the three and six months ended June 30, 2007, were non-cash asset impairment charges of $9.2 million, net of taxes.
Segment Results
     North America
     North America revenues increased $43.6 million, or 5.2%, in the second quarter of 2007 as compared to the second quarter of 2006. This increase occurred despite the 1.3% decline in average North America rig count over the comparable period. The increase in North America revenues was attributable to the U.S., which increased $98.6 million, or 15.9%, over the same period of the prior year. This increase exceeded the 7.5% increase in U.S. rig count over the same period. Significant growth in the U.S. was generated by our chemicals and stimulation, drilling services, and artificial lift product lines. Their increases were partially offset by a decline in revenues in Canada as compared to the same period of the prior year. The decrease in Canadian revenues reflected the continued deterioration in drilling activity in the region. Canadian rig count decreased 50.7% year-over-year.
     North America revenues increased $127.8 million, or 7.3%, in the first six months of 2007 as compared to the first six months of 2006. The increase in North America revenues was attributable to the U.S., which increased $246.3 million, or 21.2%, over the same period of the prior year. This increase was partially offset by a decline in revenues in Canada of $118.5 million, or 19.8%, as compared to the same period of the prior year.
     Operating income decreased $30.3 million, or 13.6%, during the three months ended June 30, 2007 as compared to the same period of the prior year. Operating margins were 21.7% in the second quarter of 2007 compared to 26.5% in the same period of the prior year. The decrease in operating income and margins was due primarily to the adverse conditions experienced in the Canadian market during the current quarter.
     Operating income increased $6.8 million, or 1.4%, during the six months ended June 30, 2007 as compared to the same period of the prior year. Operating margins were 26.0% for the six months ended June 30, 2007 compared to 27.5% in the same period of the prior year. The decreases in operating margins were primarily the result of the deterioration experienced in our Canadian market.
     Middle East/North Africa/Asia
     Revenues in our Middle East/North Africa/Asia segment increased $120.2 million, or 38.2%, in the second quarter of 2007 as compared to the same quarter of the prior year. This increase exceeded the average rig count increase of 12.5% for this region. Overall, year-over-year revenue increases were highest in the Saudi Arabia and Australia markets. Demand increased significantly in our drilling services and well construction product lines.
     Revenues increased $240.7 million, or 40.8%, during the first six months of 2007 as compared to the same period of the prior year. The region experienced an average rig count increase of 11.4% during the period. The increase in revenues resulted primarily from organic growth as our businesses continued to benefit from increasing market activity and share gains in the region. Our well construction, re-entry & fishing and drilling services product lines were all strong contributors to the increase.
     Operating income increased $39.2 million, or 67.8%, during the three months ended June 30, 2007 as compared to the same period of the prior year. Operating margins were 22.3% in the second quarter of 2007 compared to 18.3% in the same period of the prior year. Operating income increased $76.1 million, or 73.1%, during the six months ended June 30, 2007 as compared to the same period of the prior year. Operating margins were 21.7% for the six months ended June 30, 2007 compared to 17.7% in the same period of the prior year. The increase in operating income and margins during the three and six months ended June 30, 2007 as compared to the same periods of the prior year was due primarily to the additional incremental revenues generated during the current period to cover our fixed costs and the addition of certain contracts that provided significant contributions to margins during the first half of 2007.
     Europe/West Africa/CIS
     Revenues in our Europe/West Africa/CIS region increased $85.5 million, or 41.7%, in the second quarter of 2007 as compared to the same quarter of the prior year. This increase occurred despite the 3.0% reduction in average rig count over the same period. This increase was driven primarily by higher demand for our well construction and drilling services product lines. Year-over-year revenue growth was posted in most markets with Angola , Russia and the United Kingdom leading the region.
     Revenues increased $153.3 million, or 40.1%, in the first six months of 2007 as compared to the first six months of 2006 against a backdrop of a 4% decrease in rig count over the comparable period. The increase in revenues resulted primarily from organic growth as our businesses continued to benefit from increasing market activity and share gains in the region. Our well construction, drilling services and completion product lines were all strong contributors to the increase.
     Operating income increased $23.6 million, or 52.2%, during the three months ended June 30, 2007 as compared to the same period of the prior year. Operating margins were 23.7% in the second quarter of 2007 compared to 22.0% in the same period of the prior year. Operating income increased $44.2 million, or 55.7%, during the six months ended June 30, 2007 as compared to the same period of the prior year. Operating margins were 23.1% for the six months ended June 30, 2007 compared to 20.8% in the same period of the prior year. The improvements in operating income and margins during the three and six months ended June 30, 2007 as compared to the same periods of the prior year are primarily the result of the increase in revenues to further absorb the region’s fixed cost base.
     Latin America
     Revenues in our Latin America region increased $28.0 million, or 15.7%, in the second quarter of 2007 as compared to the same quarter of the prior year. This increase exceeded the 7.9% increase in average rig count over the same period. The increase was primarily driven by higher demand for our drilling tools, drilling services and artificial lift product lines. The most significant improvements were in the Brazil and Colombia markets.
     Revenues increased $71.8 million, or 21.1%, in the first six months of 2007 as compared to the first six months of 2006. This increase exceeded the 10.3% increase in rig count over the same period. Our drilling tools, drilling services and artificial lift product lines were all strong contributors to the increase.
     Operating income increased $11.4 million, or 34.0%, during the three months ended June 30, 2007 as compared to the same period of the prior year. Operating margins were 21.8% in the second quarter of 2007 compared to 18.8% in the same period of the prior year. Operating income increased $34.2 million, or 58.2%, during the six months ended June 30, 2007 as compared to the same period of the prior year. Operating margins were 22.5% for the six months ended June 30, 2007 compared to 17.2% in the same period of the prior year. The increase in operating income and margins was due primarily to the higher revenue base combined with a shift to more service-based contracts, which typically contribute higher margins.

Recent Equity Investment Acquisition
     We acquired a 33% ownership interest in Premier Business Solutions (“PBS”) on June 28, 2007. PBS conducts business in Russia and is the world’s largest electric submersible pump manufacturer by volume. PBS is considered to be a variable interest entity. For purposes of applying FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, we are not the primary beneficiary of PBS. As such, we account for this investment under the equity method of accounting and do not consolidate PBS. Our maximum exposure to loss as a result of our investment in PBS is approximately $330 million. Third quarter 2007 results will include our portion of PBS’s earnings or losses within our Equity in Earnings of Unconsolidated Affiliates line item in our Condensed Consolidated Statements of Income.
Liquidity and Capital Resources
     Historical Cash Flows
     As of June 30, 2007, our cash and cash equivalents were $115.5 million, a net decrease of $10.8 million from December 31, 2006, which was primarily attributable to the following:
•	cash inflows from operating activities of $266.2 million;

•	capital expenditures from continuing operations for property, plant and equipment of $672.5 million;

•	acquisition of businesses of approximately $211.0 million, net of cash acquired;

•	acquisition of equity investments of $331.8 million;

•	acquisition of intellectual property of $14.1 million;

•	borrowings, net of repayments, on long-term debt and short-term facilities of $1,093.9 million;

•	proceeds from the sale of assets and business, net of $30.4 million;

•	proceeds from stock option activity of $13.0 million; and

•	treasury share purchases of $179.3 million.
     Sources of Liquidity and Borrowings
     Our sources of liquidity include current cash and cash equivalent balances, cash generated from operations, and committed availabilities under bank lines of credit. We maintain a shelf registration statement covering the future issuance of various types of securities, including debt, common shares, preferred shares and warrants.
     Committed Borrowing Facilities
     The following summarizes our short-term committed financing facilities and our usage and availability of committed facilities as of June 30, 2007 (in millions):

			Uses of Availability
			Commercial
Short-term Committed	Facility	Expiration	Paper		Letters of	Committed
Financing Facilities	Amount	Date	Support	Drawn	Credit	Availability
Revolving Credit Facility	$1,500.0	May 2011	$68.1	$76.7	$62.2	$1,293.0
Canadian Credit Facility	23.4	July 2007	—	9.3	0.4	13.7
     We maintain a revolving credit agreement with a syndicate of banks of which JPMorgan Chase Bank is the Administrative Agent (“Revolving Credit Facility”). This facility allows for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. The weighted average interest rate on the outstanding borrowings of this facility was 4.3% at June 30, 2007. The Revolving Credit Facility requires us to maintain a debt-to-capitalization ratio of less than 60% and contains other covenants and representations customary for an investment-grade commercial credit. We were in compliance with these covenants at June 30, 2007.
     At June 30, 2007, we maintained a Canadian dollar committed facility (“Canadian Credit Facility”) to support operations in that country. The Canadian Credit Facility provides for borrowings and issuances of letters of credit. Effective July 20, 2007, the Canadian Credit Facility was amended to convert it to an uncommitted facility. The weighted average interest rate on the outstanding borrowings of this facility was 6.0% at June 30, 2007.

     Uncommitted Borrowing Arrangements
     We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At June 30, 2007, we had $99.7 million in short-term borrowings outstanding under these arrangements with a weighted average interest rate of 6.5%. In addition, we had $109.5 million of letters of credit and bid and performance bonds outstanding under these uncommitted facilities.
     Commercial Paper
     We have a $1.5 billion commercial paper program under which we may from time to time issue short-term unsecured notes. The commercial paper program is supported by our Revolving Credit Facility. As of June 30, 2007, we had $68.1 million of outstanding commercial paper issuances with a weighted average maturity of 61 days. The weighted average interest rate related to outstanding commercial paper issuances at June 30, 2007 was 5.4%.
     Debt Offering
     On June 18, 2007, we completed a $1.5 billion long-term debt offering comprised of (i) $600 million of 5.95% senior notes due 2012, (ii) $600 million of 6.35% senior notes due 2017 and (iii) $300 million of 6.80% senior notes due 2037. Net proceeds of approximately $1.486 billion were used to repay outstanding borrowings on our commercial paper program and for general corporate purposes.
     Cash Requirements
     Our cash requirements and contractual obligations at June 30, 2007, and the effect these obligations are expected to have on our liquidity and cash flow in future periods are as follows:
     We project that our capital expenditures for 2007 will be approximately $1.2 billion. We expect to use these expenditures primarily to support the growth of our business and operations. Capital expenditures during the six months ended June 30, 2007 were $643.9 million, net of proceeds from tools lost down hole of $28.6 million.
     Our board authorized us to repurchase up to $1.0 billion of our outstanding common shares. We may from time to time repurchase our common shares depending upon the price of our common shares, our liquidity and other considerations. During the six months ended June 30, 2007, we repurchased 4.1 million of our common shares at an aggregate price of $179.3 million. At June 30, 2007, we have approximately $272.2 million remaining availability under our share repurchase program.
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
     Interest Rate Swaps
     We may use interest rate swap agreements to take advantage of available short-term interest rates. Amounts received or paid upon termination of the swap agreements represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction to interest expense over the remaining term of the debt.
     As of June 30, 2007 and December 31, 2006, we had net unamortized gains of $13.2 million and $14.3 million, respectively, associated with interest rate swap terminations. Our interest expense was reduced by $0.5 million and $1.1 million for the three and six months ended June 30, 2007, respectively, and $1.2 million and $3.0 million for the three and six months ended June 30, 2006, respectively, as a result of our interest rate swap activity. There were no interest rate swap agreements outstanding as of June 30, 2007.

     Cash Flow Hedges
     We may utilize interest rate derivatives to hedge projected exposures to interest rates in anticipation of future debt issuances. Amounts received or paid upon termination of these hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to Other Comprehensive Income. These amounts are amortized as an adjustment to interest expense over the remaining term of the related debt. There were no interest rate derivatives executed in connection with our June 2007 debt offering. In addition, there were no interest rate derivative agreements outstanding as of June 30, 2007.
     Other Derivative Instruments
     As of June 30, 2007, we had several foreign currency forward contracts and one option contract with notional amounts aggregating $522.3 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including the Argentine peso, the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Columbian peso, the euro, the Indian rupee, the New Zealand dollar, and the Thai baht. The total estimated change in fair value of these contracts compared to the original notional amount at June 30, 2007 resulted in a liability of $1.5 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International on August 31, 2005, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At June 30, 2007, we had notional amounts outstanding of $364.3 million. The total estimated change in fair value of these contracts at June 30, 2007 compared to the original notional amount resulted in a liability of $46.9 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
     Off Balance Sheet Arrangements
     Guarantees
     The following obligations of Weatherford International, Inc. (“Issuer”) were guaranteed by Weatherford International Ltd. (“Parent”) as of June 30, 2007: (i) the 6 5/8% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes, and (iv) the 6.80% Senior Notes.
     The following obligations of the Parent were guaranteed by the Issuer as of June 30, 2007: (i) the Revolving Credit Facility, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes and (v) issuances of notes under the commercial paper program.
     Letters of Credit
     We execute letters of credit in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of June 30, 2007, we had $172.1 million of letters of credit and bid and performance bonds outstanding, consisting of $109.5 million outstanding under various uncommitted credit facilities and $62.6 million letters of credit outstanding under our committed facilities. If the beneficiaries called these letters of credit, the called amount would become an on-balance sheet liability, and our available liquidity would be reduced by the amount called under our various uncommitted facilities.
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
     Trading Sanctions Exposure
     The U.S. government has established trading sanctions applicable to U.S. persons conducting business in certain jurisdictions. Certain of our separately incorporated foreign subsidiaries conduct business in those jurisdictions as non-U.S. persons.
     We have been notified that the Bureau of Industry & Security and the U.S. Department of Justice are investigating allegations of improper sales of products and services by us in sanctioned countries. We are cooperating fully with this investigation. In cooperation with the government, we have retained legal counsel, reporting to our audit committee, to investigate this matter and represent us. This investigation is in its preliminary stages, and we cannot anticipate the timing, outcome or possible impact of the investigation, financial or otherwise.
     Under trading sanctions laws, the DOJ may seek to impose a broad range of civil and criminal penalties against corporations and individuals who violate those laws, including injunctive relief, fines (including multi-million dollar fines), penalties and modifications to business practices and compliance programs. Further, our activities in these countries could reduce demand for our common shares among certain investors. Based on available information, we cannot predict what, if any, actions the DOJ or other authorities may take in our situation or the effect any such actions may have on our consolidated financial position or results of operations.
     Currency Exposure
     As of June 30, 2007, approximately 36.4% of our net assets were located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive income in the shareholders’ equity section of our Condensed Consolidated Balance Sheets. We recognize remeasurement and transactional gains and losses on currencies in our Condensed Consolidated Statements of Income, which may adversely impact our results of operations. We enter into foreign currency forward contracts and other derivative instruments in an effort to reduce our exposure to currency fluctuations; however, there can be no assurance that these hedging activities will be effective in reducing or eliminating foreign currency risks.
     In certain foreign countries, a component of our cost structure is U.S. dollar denominated, whereas our revenues are partially local currency based. In those cases, a devaluation of the local currency would adversely impact our operating margins.

     Acquisition Exposure
     In August of 2005, we acquired Precision Energy Services and Precision Drilling International. In association with the acquisition, we identified pre-acquisition contingencies related to duties and taxes associated with the importation of certain equipment assets to foreign jurisdictions. We calculated a range of reasonable estimates of the costs associated with these duties. As no amount within the range appeared to be a better estimate than any other, we used the amount that is the low end of the range in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, and its interpretations. At June 30, 2007, we have recorded a liability in the amount of approximately $20 million for this matter. If we used the high end of the range, the aggregate potential liability would be approximately $27 million higher. It is reasonably possible that the actual amount paid to settle these items could be materially different from our estimate and could have a material adverse effect on our consolidated financial statements.
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
     From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:
•	A downturn in market conditions could affect projected results. Any material changes in oil and natural gas supply and demand, oil and natural gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information we provide. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. During 2004, 2005 and 2006, worldwide drilling activity increased; however, if an extended regional and/or worldwide recession were to occur, it would result in lower demand and lower prices for oil and natural gas, which would adversely affect drilling and production activity and therefore would affect our revenues and income. We have assumed increases in worldwide demand will continue throughout 2007.

•	Availability of a skilled workforce could affect our projected results. Due to the high activity in the exploration and production and oilfield service industries there is an increasing shortage of available skilled labor. Our forward-looking statements assume we will be able to recruit and maintain a sufficient skilled workforce for activity levels.

•	Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to attain necessary raw materials or if we are unable to minimize the impact of increased raw materials costs through our supply chain initiatives or by passing through these increases to our customers, our margins and results of operations could be adversely affected.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology through leverage of our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to controlled pressure drilling and testing systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services.

•	Nonrealization of expected benefits from our 2002 corporate reincorporation could affect our projected results. We are incorporated in Bermuda and we operate through our various subsidiaries in numerous countries throughout the world including the United States. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda or jurisdictions in which we or any of our subsidiaries operates or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

•	Nonrealization of expected benefits from our acquisitions could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of business acquisitions we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize the benefits of that. An inability to realize expected strategic advantages as a result of the acquisition would negatively affect the anticipated benefits of the acquisition.

•	The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of June 30, 2007, we had approximately $3.2 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currency exchange rates.

•	Adverse weather conditions in certain regions could aversely affect our operations. In the summer of 2005, the Gulf of Mexico suffered several significant hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. In parts of 2006, and particularly in the second quarter of 2007, climatic conditions in Canada were not as favorable to drilling as we anticipated, which limited our results in that region. Similarly, unusually rough weather in the North Sea could reduce our operations and revenues from that area during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will not deviate significantly from historical patterns.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies. Any further military action undertaken by the U.S. or other countries could adversely affect our results of operations.
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
     Assets and liabilities of which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Accumulated Other Comprehensive Income in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. At June 30, 2007, approximately 36.4% of our net assets were impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $128.4 million adjustment to increase our equity account for the six months ended June 30, 2007 to reflect the net impact of the strengthening of various foreign currencies against the U.S. dollar.
     As of June 30, 2007, we had entered into several foreign currency forward contracts and one option contract with notional amounts aggregating $522.3 million to hedge exposure to currency fluctuations in various foreign currencies, including the Argentine peso, the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Columbian peso, the euro, the Indian rupee, the New Zealand dollar, and the Thai baht. The total estimated change in fair value of these contacts compared to the original notional amount at June 30, 2007 resulted in a liability of $1.5 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At June 30, 2007, we had notional amounts outstanding of $364.3 million. The estimated change in fair value of these contracts at June 30, 2007 compared to the original notional amount resulted in a liability of $46.9 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
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

     Our long-term borrowings that were outstanding at June 30, 2007 subject to interest rate risk consist of the following:

	June 30, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In millions)
6 5/8% Senior Notes due 2011	$356.3	$359.1	$356.9	$368.8
5.95% Senior Notes due 2012	598.8	605.2	—	—
4.95% Senior Notes due 2013	255.0	234.9	255.4	245.2
5.50% Senior Notes due 2016	348.7	336.1	348.6	339.9
6.35% Senior Notes due 2017	599.5	608.6	—	—
6.50% Senior Notes due 2036	595.7	583.2	595.7	619.5
6.80% Senior Notes due 2037	298.1	306.2	—	—
     We have various other long-term debt instruments of $26.9 million, but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $253.8 million at June 30, 2007 approximate fair value.
     As it relates to our variable rate debt, if market interest rates average 1% more for the remainder of 2007 than the rates as of June 30, 2007, interest expense for the remainder of 2007 would increase by approximately $1.4 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in our financial structure.
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
     We may use interest rate swap agreements to take advantage of available short-term interest rates. Amounts received or paid upon termination of the swap agreements represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction to interest expense over the remaining term of the debt. There were no interest rate swap agreements outstanding at June 30, 2007.
     We may utilize interest rate derivatives to hedge projected exposures to interest rates in anticipation of future debt issuances. Amounts received or paid upon termination of these hedges represent the fair value of the agreements at the time of termination. These amounts are amortized as an adjustment to interest expense over the remaining life of the debt. There were no interest rate derivative agreements outstanding at June 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
     At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act). Based upon that evaluation, the Company’s CEO and CFO have concluded the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information relating to the Company (including its consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. The Company’s management, including the CEO and CFO, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Except as described below, there have been no material changes during the quarter ended June 30, 2007 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 23, 2007 (“Annual Report”).
•	We have updated the percentage of our net assets located outside the U.S. and carried on our books in local currencies on page 34 of this report from 38.9% as of December 31, 2006 to 36.4% as of June 30, 2007.

•	We have added the following risk factor titled “Trading Sanctions Exposure”:
     The U.S. government has established trading sanctions applicable to U.S. persons conducting business in certain jurisdictions. Certain of our separately incorporated foreign subsidiaries conduct business in those jurisdictions as non-U.S. persons.
     We have been notified that the Bureau of Industry & Security and the U.S. Department of Justice are investigating allegations of improper sales of products and services by us in sanctioned countries. We are cooperating fully with this investigation. In cooperation with the government, we have retained legal counsel, reporting to our audit committee, to investigate this matter and represent us. This investigation is in its preliminary stages, and we cannot anticipate the timing, outcome or possible impact of the investigation, financial or otherwise.
     Under trading sanctions laws, the DOJ may seek to impose a broad range of civil and criminal penalties against corporations and individuals who violate those laws, including injunctive relief, fines (including multi-million dollar fines), penalties and modifications to business practices and compliance programs. Further, our activities in these countries could reduce demand for our common shares among certain investors. Based on available information, we cannot predict what, if any, actions the DOJ or other authorities may take in our situation or the effect any such actions may have on our consolidated financial position or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
     In December 2005, our Board of Directors approved a share repurchase program under which up to $1 billion of our outstanding common shares could be purchased. Future purchases of our shares can be made in the open market or privately negotiated transactions, at the discretion of management and as market conditions warrant. During the quarter ended June 30, 2007, we purchased our common shares in the following amounts at the following average prices:

			Total Number	Maximum
			of Shares	Number (or
			Purchased as	Approximate
			Part of	Dollar Value) of
			Publicly	Shares that May
	Total Number	Average	Announced	Yet Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
April 1 – April 30, 2007	—	$—	—	$327,615,968
May 1 – May 31, 2007	—	—	—	—
June 1 – June 30, 2007	1,000,000	55.45	1,000,000	272,161,942

	1,000,000	55.45	1,000,000	272,161,942

     In addition, under our restricted share plan, employees may elect to have us withhold common shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During the quarter ended June 30, 2007, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price
April 1 – April 30, 2007	1,175	$47.75
May 1 – May 31, 2007	10,797	42.15
June 1 – June 30, 2007	183	55.24
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our Annual General Meeting of Shareholders on May 30, 2007. Our shareholders approved the election of eight directors to serve until the next annual general meeting of shareholders. The following sets forth the results of the voting with respect to such matter.

				Broker
Election of Directors	For	Against	Withheld	Non-Votes
Nicholas F. Brady	260,276,181	23,099,586	6,934,181	1,242,008
David J. Butters	259,221,057	25,346,387	6,984,510	—
Bernard J. Duroc-Danner	260,317,642	24,282,581	6,951,725	—
Sheldon B. Lubar	257,983,599	26,587,065	6,981,282	—
William E. Macaulay	260,032,250	24,580,684	6,939,016	—
Robert B. Millard	261,625,494	23,006,441	6,920,013	—
Robert K. Moses, Jr.	260,288,423	24,277,602	6,985,927	—
Robert A. Rayne	236,158,876	48,329,411	7,063,660	—
     In addition, the shareholders of the Company voted on the following proposal:
(a)	The appointment of Ernst & Young LLP as our Independent Registered Public Accounting Firm for the year ending December 31, 2007, and the authorization of the Audit Committee of the Board of Directors to set Ernst & Young LLP’s remuneration. The results of the voting with respect to such matter were 284,436,208 shares voted for, 259,783 shares voted against and 6,855,964 shares abstained. There were no broker non-votes.

ITEM 6. EXHIBITS
     (a) Exhibits:

Exhibit
Number	Description

4.1	Indenture, dated June 18, 2007, among the Weatherford Delaware, as issuer, Weatherford Bermuda, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed June 18, 2007).

4.2	First Supplement Indenture, dated June 18, 2007, among the Weatherford Delaware, as issuer, Weatherford Bermuda, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (including forms of notes) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed June 18, 2007).

4.3	Registration Rights Agreement, dated June 18, 2007, among Weatherford International Ltd., Weatherford International, Inc., and Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed June 18, 2007).

10.1	Employment Agreement, dated as of June 11, 2007, between Weatherford International Ltd. and Keith R. Morley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed June 11, 2007).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith

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
Financial Officer (Principal Financial Officer)

/s/ Jessica Abarca

Jessica Abarca
Vice President – Accounting and Chief Accounting Officer
(Principal Accounting Officer)

Date: August 3, 2007

Index to Exhibit

Exhibit
Number	Description

4.1	Indenture, dated June 18, 2007, among the Weatherford Delaware, as issuer, Weatherford Bermuda, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed June 18, 2007).

4.2	First Supplement Indenture, dated June 18, 2007, among the Weatherford Delaware, as issuer, Weatherford Bermuda, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (including forms of notes) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed June 18, 2007).

4.3	Registration Rights Agreement, dated June 18, 2007, among Weatherford International Ltd., Weatherford International, Inc., and Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed June 18, 2007).

10.1	Employment Agreement, dated as of June 11, 2007, between Weatherford International Ltd. and Keith R. Morley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed June 11, 2007).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith