Form 10-Q
period 2007-09-30
WEATHERFORD INTERNATIONAL LTD
filed 2007-11-01
CIK 1170565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at October 26, 2007
Common Shares, par value $1.00	337,283,227

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$125,998	$126,287
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $14,985 and $13,452, Respectively	1,868,458	1,560,849
Inventories	1,639,095	1,239,034
Other Current Assets	538,656	465,605

	4,172,207	3,391,775

Property, Plant and Equipment, Net of Accumulated Depreciation of $2,256,751 and $1,925,177, Respectively	3,807,593	2,979,271
Goodwill	3,325,182	3,000,589
Other Intangible Assets, Net	609,468	599,828
Equity Investments in Unconsolidated Affiliates	356,212	31,175
Other Assets	168,740	136,610

	$12,439,402	$10,139,248

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$431,051	$648,736
Accounts Payable	556,202	509,942
Other Current Liabilities	745,620	884,467

	1,732,873	2,043,145

Long-term Debt	3,064,508	1,564,600
Deferred Tax Liabilities	230,470	136,208
Other Liabilities	329,787	220,496

Commitments and Contingencies

Shareholders’ Equity:
Common Shares, $1 Par Value, Authorized 1,000,000 Shares, Issued 363,344 and 361,921 Shares, Respectively	363,344	361,921
Capital in Excess of Par Value	4,363,424	4,275,534
Treasury Shares, Net	(849,368)	(681,116)
Retained Earnings	2,839,171	2,099,307
Accumulated Other Comprehensive Income	365,193	119,153

	7,081,764	6,174,799

	$12,439,402	$10,139,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues:
Products	$777,243	$634,415	$2,136,346	$1,805,029
Services	1,194,748	1,062,338	3,503,875	2,966,311

	1,971,991	1,696,753	5,640,221	4,771,340

Costs and Expenses
Cost of Products	544,295	439,132	1,647,318	1,242,189
Cost of Services	728,952	638,714	1,982,753	1,818,291
Research and Development	43,199	38,241	124,413	112,045
Selling, General and Administrative Attributable to Segments	211,532	192,363	634,727	557,417
Corporate General and Administrative	28,573	24,718	94,194	71,251
Equity in (Earnings) Losses of Unconsolidated Affiliates	(4,149)	190	(5,928)	(5,737)

Operating Income	419,589	363,395	1,162,744	975,884

Other Expense:
Interest Expense, Net	(50,194)	(27,487)	(119,258)	(70,066)
Other, Net	1,282	332	(7,024)	(10,417)

Income from Continuing Operations Before Income Taxes and Minority Interest	370,677	336,240	1,036,462	895,401
Provision for Income Taxes	(70,429)	(94,022)	(267,078)	(256,428)

Income from Continuing Operations Before Minority Interest	300,248	242,218	769,384	638,973
Minority Interest, Net of Taxes	(5,324)	(6,076)	(14,161)	(7,812)

Income from Continuing Operations	294,924	236,142	755,223	631,161
Loss from Discontinued Operation, Net of Taxes	(2,211)	(1,939)	(15,628)	(6,794)

Net Income	$292,713	$234,203	$739,595	$624,367

Basic Earnings Per Share:
Income from Continuing Operations	$0.87	$0.68	$2.23	$1.81
Loss from Discontinued Operation	—	—	(0.05)	(0.02)

Net Income	$0.87	$0.68	$2.18	$1.79

Diluted Earnings Per Share:
Income from Continuing Operations	$0.85	$0.67	$2.17	$1.77
Loss from Discontinued Operation	(0.01)	(0.01)	(0.04)	(0.02)

Net Income	$0.84	$0.66	$2.13	$1.75

Weighted Average Shares Outstanding:
Basic	338,176	345,733	338,506	347,915
Diluted	348,248	354,471	347,458	356,905
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months
	Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$739,595	$624,367
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	439,034	353,963
Gain on Sales of Assets, Net	(35,188)	(23,040)
Loss from Discontinued Operation	15,628	6,794
Equity in Earnings of Unconsolidated Affiliates	(5,928)	(5,737)
Employee Share-Based Compensation Expense	57,109	43,017
Excess Tax Benefits from Share-Based Compensation	(20,396)	(194)
Minority Interest	14,161	7,812
Deferred Income Tax Provision (Benefit)	140,884	(19,283)
Other, Net	15,022	8,520
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired	(829,469)	(277,701)

Net Cash Provided by Operating Activities- Continuing Operations	530,452	718,518
Net Cash Used by Operating Activities- Discontinued Operation	(9,014)	(4,433)

Net Cash Provided by Operating Activities	521,438	714,085

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(224,878)	(162,192)
Capital Expenditures for Property, Plant and Equipment	(1,097,470)	(707,103)
Acquisition of Intellectual Property	(17,683)	(28,469)
Purchase of Equity Investment in Unconsolidated Affiliates	(334,520)	—
Proceeds from Sale of Assets and Business, Net	59,927	22,132

Net Cash Used by Investing Activities- Continuing Operations	(1,614,624)	(875,632)
Net Cash Used by Investing Activities- Discontinued Operation	(22,361)	(13,547)

Net Cash Used by Investing Activities	(1,636,985)	(889,179)

Cash Flows from Financing Activities:
Repayments on Short-term Debt, Net	(228,256)	(121,716)
Borrowings of Long-term Debt, Net	1,474,773	735,920
Purchase of Treasury Shares	(179,262)	(507,646)
Proceeds from Exercise of Stock Options	30,753	54,003
Excess Tax Benefits from Share-Based Compensation	20,396	194
Other Financing Activities, Net	(3,146)	386

Net Cash Provided by Financing Activities-Continuing Operations	1,115,258	161,141
Net Cash Provided by Financing Activities-Discontinued Operation	—	—

Net Cash Provided by Financing Activities	1,115,258	166,141

Net Decrease in Cash and Cash Equivalents	(289)	(13,953)
Cash and Cash Equivalents at Beginning of Period	126,287	134,245

Cash and Cash Equivalents at End of Period	$125,998	$120,292

Supplemental Cash Flow Information:
Interest Paid	$110,766	$64,453
Income Taxes Paid, Net of Refunds	241,887	111,888
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net Income	$292,713	$234,203	$739,595	$624,367
Other Comprehensive Income:
Reclassification Adjustment for Deferred Gain (Loss), Net on Derivative Instruments	39	(1,499)	114	4,790
Pension Adjustments	1,026	—	5,608	—
Pension Remeasurement Loss	—	—	(15,427)	—
Foreign Currency Translation Adjustment	127,370	19,381	255,745	81,248

Comprehensive Income	$421,148	$252,085	$985,635	$710,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
     The condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheet at September 30, 2007, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2007 and 2006, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 and the notes thereto included in the Company’s Annual Report on Form 10-K and updated on the Company’s Current Report on Form 8-K filed October 9, 2007. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results expected for the full year.
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
3. Business Combinations
     The Company has acquired businesses critical to its long-term growth strategy. Results of operations for acquisitions are included in the accompanying Condensed Consolidated Statements of Income from the date of acquisition. The balances included in the Condensed Consolidated Balance Sheets related to recent acquisitions are based on preliminary information and are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated. Acquisitions are accounted for using the purchase method of accounting

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
and the purchase price is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition. Final valuations of assets and liabilities are obtained and recorded within one year from the date of the acquisition.
     During the three and nine months ended September 30, 2007, the Company effected various acquisitions that were integrated into the Company’s operations for total consideration of $12.5 million and $204.1 million, respectively.
     In August of 2005, the Company acquired Precision Energy Services and Precision Drilling International. In association with the acquisition, the Company identified pre-acquisition contingencies related to duties and taxes associated with the importation of certain equipment assets to foreign jurisdictions. The Company calculated a range of reasonable estimates of the costs associated with these duties. As no amount within the range appeared to be a better estimate than any other, the Company used the amount that is the low end of the range in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and its interpretations. At September 30, 2007, the Company has recorded a liability in the amount of approximately $20 million for this matter. If the Company used the high end of the range, the aggregate potential liability would be approximately $27 million higher. It is reasonably possible that the actual amount paid to settle these items could be materially different from the Company’s estimate and could have a material adverse effect on its consolidated financial statements.
4. Inventories
     Inventories by category are as follows:

	September 30,	December 31,
	2007	2006
	(In thousands)
Raw materials, components and supplies	$350,739	$330,006
Work in process	123,767	98,920
Finished goods	1,164,589	810,108

	$1,639,095	$1,239,034

     Inventories are stated at the lower of cost or market. Work in process and finished goods inventories include the cost of materials, labor and plant overhead.
5. Discontinued Operation
     In June 2007, the Company’s management approved a plan to sell its oil and gas development and production business. The Company expects the sale of this business to be finalized within the next nine months. The business was historically included in the Company’s North America and Europe/West Africa/CIS segments. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the results of operations, financial position and cash flows of the business have been reflected in the condensed consolidated financial statements and notes as a discontinued operation for all periods presented. The Current Assets Held for Sale and Current Liabilities Held for Sale are included in Other Current Assets and Other Current Liabilities, respectively, in the Condensed Consolidated Balance Sheets.
     The $15.6 million loss from discontinued operation for the nine months ended September 30, 2007, includes non-cash asset impairment charges of $9.2 million.
     Interest charges have been allocated to the discontinued operation in accordance with Emerging Issues Task Force (“EITF”) Issue No. 87-24, Allocation of Interest to Discontinued Operations. The interest was allocated based on a pro rata calculation of the net assets of the discontinued business to the Company’s consolidated net assets.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     Operating results of the discontinued operation are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		(In thousands)
Revenues	$856	$—	$2,062	$—

Loss Before Income Taxes	$3,272	$2,517	$19,971	$9,333
Benefit for Income Taxes	1,061	578	4,343	2,539

Loss from Discontinued Operation, Net of Taxes	$2,211	$1,939	$15,628	$6,794

     Balance sheet information for the discontinued operation is as follows:

	September 30,	December 31,
	2007	2006
	(In thousands)
Other Current Assets	$3,938	$1,715
Property, Plant and Equipment, Net	37,272	24,377
Other Assets	3,012	7,401

Current Assets Held for Sale	$44,222	$33,493

Accounts Payable	$732	$2,553
Other Current Liabilities	1,373	4,826
Other Liabilities	262	—

Current Liabilities Held for Sale	$2,367	$7,379

6. Goodwill
     Goodwill is evaluated for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which requires that such assets be tested for impairment on at least an annual basis. The Company performs its annual goodwill impairment test as of October 1. The Company performed a goodwill impairment test as of January 1, 2007 due to the change in its reporting segments (See Notes 1 and 16). This impairment test indicated goodwill was not impaired.
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
     In connection with the June 2007 approval of the plan to sell its discontinued operation (See Note 5), $6.9 million of goodwill was allocated to the discontinued business based on a relative fair value approach.
     As of January 1, 2007, the Company recorded an adjustment of $1.4 million to its goodwill balance as a result of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN No. 48”) (See Note 10).

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

			Europe/	Middle East/
	North	Latin	West Africa/	North Africa/
	America	America	CIS	Asia	Total
			(In thousands)
As of December 31, 2006	$1,759,086	$146,507	$499,686	$595,310	$3,000,589
Goodwill acquired during period	33,676	—	132,463	3,200	169,339
Purchase price and other adjustments	(167)	4,854	(2,539)	194	2,342
Impact of foreign currency translation	124,920	3,319	19,421	5,252	152,912

As of September 30, 2007	$1,917,515	$154,680	$649,031	$603,956	$3,325,182

7. Other Intangible Assets, Net
     The components of intangible assets are as follows:

	September 30, 2007			December 31, 2006
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
			(In thousands)
Acquired technology	$342,267	$(46,699)	$295,568	$311,939	$(26,620)	$285,319
Licenses	237,531	(71,663)	165,868	226,444	(60,316)	166,128
Patents	135,426	(48,366)	87,060	127,799	(42,184)	85,615
Customer relationships	29,532	(5,669)	23,863	27,043	(3,133)	23,910
Customer contracts	21,890	(5,993)	15,897	21,890	(4,027)	17,863
Covenants not to compete	28,077	(25,195)	2,882	24,831	(23,257)	1,574
Other	16,212	(9,283)	6,929	15,761	(7,743)	8,018

Total finite-lived intangible assets	810,935	(212,868)	598,067	755,707	(167,280)	588,427
Intangible assets with an indefinite useful life	11,401	—	11,401	11,401	—	11,401

	$822,336	$(212,868)	$609,468	$767,108	$(167,280)	$599,828

     The estimated fair value of intangible assets obtained through acquisitions consummated in the preceding twelve months are based on preliminary information which is subject to change when final valuations are obtained.
     The Company has trademarks which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks had a carrying value of $11.4 million as of September 30, 2007 and December 31, 2006.
     Amortization expense was $13.6 million and $39.8 million for the three and nine months ended September 30, 2007, respectively, and $12.9 million and $37.4 million for the three and nine months ended September 30, 2006, respectively. Future estimated amortization expense for the carrying amount of intangible assets as of September 30, 2007 is expected to be as follows (in thousands):

Remainder of 2007	$13,506
2008	53,254
2009	51,911
2010	50,968
2011	50,157

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
8. Short-term Borrowings and Current Portion of Long-term Debt
The components of our short-term borrowings are as follows:

	September 30,	December 31,
	2007	2006
	(In thousands)
Revolving credit facility	$224,000	$75,321
Commercial paper program	69,865	490,808
Other short-term bank borrowings	122,158	66,864

Total Short-term Borrowings	416,023	632,993
Current Portion of Long-term Debt	15,028	15,743

Short-term Borrowings and Current Portion of Long-term Debt	$431,051	$648,736

     On June 18, 2007, the Company completed a $1.5 billion long-term debt offering comprised of (i) $600 million senior notes at a coupon rate of 5.95% with a maturity in June 2012 (“5.95% Senior Notes”), (ii) $600 million senior notes at a coupon rate of 6.35% with a maturity in June 2017 (“6.35% Senior Notes”) and (iii) $300 million senior notes at a coupon rate of 6.80% with a maturity in June 2037 (“6.80% Senior Notes”). Net proceeds of approximately $1.486 billion were used to repay outstanding borrowings on our commercial paper program and for general corporate purposes.
     The Company maintains a revolving credit agreement with a syndicate of banks of which JPMorgan Chase Bank is the Administrative Agent (“Revolving Credit Facility”). The aggregate lending commitment of this facility is $1.5 billion and allows for a combination of borrowings, support of the Company’s commercial paper program and issuances of letters of credit. There were borrowings of $224.0 million and $74.6 million in outstanding letters of credit under the Revolving Credit Facility at September 30, 2007. The weighted average interest rate on the outstanding borrowings of this facility was 5.7% at September 30, 2007. The Revolving Credit Facility requires the Company to maintain a debt-to-capitalization ratio of less than 60% and contains other covenants and representations customary for an investment-grade commercial credit. The Company was in compliance with these covenants at September 30, 2007.
     The Company maintained a committed Canadian dollar facility to support operations in that country prior to July 20, 2007, when it was converted to an uncommitted facility.
     The Company has a $1.5 billion commercial paper program under which it may from time to time issue short-term unsecured notes. The commercial paper program is supported by the Company’s Revolving Credit Facility. The weighted average interest rate related to outstanding commercial paper issuances at September 30, 2007 was 5.5%.
     The Company has short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At September 30, 2007, the Company had $122.2 million in short-term borrowings under these arrangements with a weighted average interest rate of 5.7%. In addition, the Company had $118.2 million of letters of credit and bid and performance bonds outstanding under these uncommitted facilities.
9. Derivative Instruments
     Interest Rate Swaps
     The Company may use interest rate swaps to take advantage of available short-term interest rates. Amounts received or paid upon termination of the swaps represent the fair value of the swaps at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction to interest expense over the remaining term of the debt.
     As of September 30, 2007 and December 31, 2006, the Company had net unamortized gains of $12.6 million and $14.3 million, respectively, associated with interest rate swap terminations. The Company’s interest expense was reduced by $0.6 million and $1.7 million for the three and nine months ended September 30, 2007, respectively, and $0.5 million and $3.5 million for the three and nine months ended September 30, 2006, respectively, as a result

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
of the Company’s interest rate swap activity. There were no interest rate swaps outstanding as of September 30, 2007.
     Cash Flow Hedges
     The Company may utilize interest rate derivatives to hedge projected exposures to interest rates in anticipation of future debt issuances. Amounts received or paid upon termination of these hedges represent the fair value of the hedges at the time of termination and are recorded as an adjustment to Other Comprehensive Income. These amounts are being amortized as an adjustment to interest expense over the remaining term of the related debt. There were no interest rate derivative hedges outstanding as of September 30, 2007.
     Other Derivative Instruments
     As of September 30, 2007, the Company had several foreign currency forward contracts and one option contract with notional amounts aggregating $554.1 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including the Argentine peso, the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Colombian peso, the euro, the Hungarian forint, the Indonesian rupiah, the Kazakhstani tenge, the New Zealand dollar, the Norwegian krone, the Russian ruble, the Singapore dollar and the Thai baht. The total estimated change in fair value of these contracts compared to the original notional amount at September 30, 2007 resulted in an asset of $1.5 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International on August 31, 2005, the Company entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At September 30, 2007, the Company had notional amounts outstanding of $364.3 million. The total estimated change in fair value of these contracts at September 30, 2007 compared to the original notional amount resulted in a liability of $78.3 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
10. Income Taxes
     The Company’s effective tax rates were 19.0% and 25.8% for the three and nine months ended September 30, 2007, respectively, and 28.0% and 28.6% for the three and nine months ended September 30, 2006, respectively. The decrease in the effective tax rate was primarily due to the benefits realized from the refinement of the Company’s international tax structure and changes in geographic earnings mix. This decrease was partially offset by a $50.0 million withholding tax payment required to be paid on a distribution made to one of the Company’s foreign subsidiaries.
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
     Included in the balance of unrecognized tax benefits as January 1, 2007, were $27.6 million of tax benefits that, if recognized in future periods, would impact the Company’s effective tax rate. Also included in the balance of unrecognized tax benefits at January 1, 2007 were $6.3 million of tax benefits that, if recognized, would result in a decrease to goodwill in purchase business combinations.
     To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. As of January 1, 2007, the Company had accrued $6.8 million of interest and penalties related to unrecognized tax benefits.
     At September 30, 2007, the Company had a $39.5 million liability recorded for unrecognized tax benefits. The Company has accrued $9.4 million of interest and penalties related to unrecognized tax benefits. The amount of unrecognized tax benefits that, if recognized in future periods, would affect the Company’s effective tax rate is

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
$30.7 million. The balance of unrecognized tax benefits also includes $8.8 million of tax benefits that, if recognized in future periods, would result in a decrease to goodwill in purchase business combinations.
     The Company is subject to income tax in many of the approximately 100 countries where it operates including major operations in the United States, the United Kingdom, and Canada. Many of the Company’s subsidiaries are open to examination in the United Kingdom and Canada dating from 1998 and 1999, respectively through December 31, 2006. The Company is open to examination in the United States for tax years ended December 31, 2004 through December 31, 2006.
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
     The diluted earnings per share calculation for the nine months ended September 30, 2007 excludes 80 thousand stock options that were anti-dilutive. There were no anti-dilutive stock options during the three months ended September 30, 2007. The diluted earnings per share calculation for the three and nine months ended September 30, 2006 excludes 57 thousand and 24 thousand stock options that were anti-dilutive, respectively.
     The following reconciles basic and diluted weighted average shares outstanding (in thousands):

	Three Months		Nine Months
	Ended September30,		Ended September 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	338,176	345,733	338,506	347,915
Dilutive effect of:
Warrant	3,125	2,251	2,557	2,307
Stock option and restricted share plans	6,947	6,487	6,395	6,683

Diluted weighted average shares outstanding	348,248	354,471	347,458	356,905

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
12. Supplemental Cash Flow Information
     The following summarizes investing activities relating to acquisitions integrated into the Company’s operations for the periods shown:

	Nine Months
	Ended September 30,
	2007	2006
	(In thousands)
Fair value of assets, net of cash acquired	$109,907	$87,178
Goodwill	169,339	119,770
Consideration paid related to prior year acquisitions	20,797	6,539
Total liabilities	(75,165)	(51,295)

Cash consideration, net of cash acquired	$224,878	$162,192

     Non-cash Activities
     During the nine months ended September 30, 2007 there were non-cash investing activities of $20.0 million related to a note received in exchange for the sale of an equity investment of the Company.
13. Share-Based Compensation
     The Company recognized employee share-based compensation expense of $19.9 million and $57.1 million during the three and nine months ended September 30, 2007, respectively, and $14.6 million and $43.0 million during the three and nine months ended September 30, 2006, respectively. The related income tax benefit recognized was $7.0 million and $20.0 million for the three and nine months ended September 30, 2007, respectively, and $5.1 million and $15.1 million for the three and nine months ended September 30, 2006, respectively. The Company capitalized share-based compensation during the three and nine months ended September 30, 2007 in the amount of $0.2 million and $0.5 million, respectively, and $0.2 million and $2.5 million for the three and nine months ended September 30, 2006, respectively.
     The unrecognized compensation cost related to the Company’s unvested stock options and restricted share grants as of September 30, 2007 was $8.0 million and $168.6 million, respectively, and are expected to be recognized over a weighted-average period of 2.9 years and 2.2 years, respectively.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
14. Retirement and Employee Benefit Plans
     The Company has defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees. Plan benefits are generally based on factors such as age, compensation levels and years of service. During the second quarter of 2007, one of the U.S. plans was remeasured to incorporate significant events that occurred within the plan. The largest impact of the remeasurement was a $23.7 million loss generated as a result of compensation changes. The loss was recorded on the balance sheet as an increase to Other Liabilities with a corresponding decrease to Other Comprehensive Income, net of tax. The components of net periodic benefit cost for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,
	2007		2006
			United
	United States	International	States	International
		(In thousands)
Service cost	$660	$2,798	$610	$2,408
Interest cost	1,326	2,060	1,002	1,659
Expected return on plan assets	(165)	(2,001)	(144)	(1,551)
Amortization of transition obligation	—	(1)	—	(1)
Amortization of prior service cost	527	(27)	572	(27)
Amortization of loss	1,043	39	474	127
Curtailment loss	—	—	—	—
Settlement loss	—	—	—	—

Net periodic benefit cost	$3,391	$2,868	$2,514	$2,615

	Nine Months Ended September 30,
	2007		2006
			United
	United States	International	States	International
		(In thousands)
Service cost	$1,981	$8,216	$1,828	$6,992
Interest cost	3,979	6,053	3,034	4,868
Expected return on plan assets	(495)	(5,887)	(474)	(4,578)
Amortization of transition obligation	—	(3)	—	(3)
Amortization of prior service cost	1,581	(79)	1,717	(78)
Amortization of loss	3,127	113	1,417	367
Curtailment loss	1,881	—	—	—
Settlement loss	—	—	2,770	—

Net periodic benefit cost	$12,054	$8,413	$10,292	$7,568

     The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $1.1 million in the U.S. and $9.7 million internationally to its pension and other postretirement benefit plans during 2007. As of September 30, 2007, approximately $0.9 million of contributions have been made in the U.S. and $6.9 million of contributions have been made internationally. Currently, the Company anticipates total contributions in the U.S. and internationally to approximate the original estimates previously disclosed.
15. Variable Interest Entities
     The Company acquired a 33% ownership interest in Premier Business Solutions (“PBS”) in June 2007.  PBS conducts business in Russia and is the world’s largest electric submersible pump manufacturer by volume.  PBS is considered to be a variable interest entity.  For purposes of applying FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, the Company is not the primary beneficiary of PBS.  As such, the Company accounts for this investment under the equity method of accounting and does not consolidate PBS.  The Company’s maximum exposure to loss as a result of its involvement with PBS is approximately $337 million at September 30,

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
2007. The Company’s investment in PBS is included in Equity Investments in Unconsolidated Affiliates in the accompanying Condensed Consolidated Balance Sheet at September 30, 2007.
16. Segment Information
     Products and Services
     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and natural gas industry. The Company operates in virtually every oil and natural gas exploration and production region in the world. The composition of the Company’s consolidated revenues by product-line is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Artificial Lift Systems	18%	18%	17%	18%
Well Construction	16	16	16	15
Drilling Services	16	14	15	15
Drilling Tools	11	12	12	11
Completion Systems	10	10	10	10
Wireline	8	10	8	10
Re-entry & Fishing	7	8	8	8
Stimulation & Chemicals	6	6	7	6
Integrated Drilling	5	5	5	5
Pipeline & Specialty Services	3	1	2	2

Total	100%	100%	100%	100%

     Reporting Segments
     The Company reviewed the presentation of its reporting segments during the first quarter of 2007. Based on this review, the Company determined that its operational performance would be segmented and reviewed on a geographic basis. As a result, the Company realigned its financial reporting segments and now reports the following regions as separate, distinct reporting segments as defined by the chief operating decision maker: (1) North America, (2) Latin America, (3) Europe/West Africa/CIS and (4) Middle East/North Africa/Asia. The Company’s historical segment data previously reported under the Evaluation, Drilling & Intervention Services and Completion & Production Systems divisions has been restated for all periods to conform to the new presentation.
     Financial information by segment is summarized below. Total assets at September 30, 2007 and December 31, 2006 do not include the assets of the Company’s discontinued operation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended September 30, 2007
	Net		Depreciation	Total Assets at
	Operating	Income from	and	September 30,
	Revenues (b)	Operations	Amortization	2007
		(In thousands)
North America	$993,828	$264,183	$74,047	$6,070,091
Latin America	213,644	45,453	18,880	1,125,582
Europe/West Africa/CIS	308,587	73,884	22,926	1,809,351
Middle East/North Africa/Asia	455,932	103,692	40,983	2,747,233

	1,971,991	487,212	156,836	11,752,257
Corporate and Other (a)	—	(67,623)	2,141	642,923

Total	$1,971,991	$419,589	$158,977	$12,395,180

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

	Nine Months Ended September 30, 2007
	Net		Depreciation
	Operating	Income from	and
	Revenues (b)	Operations	Amortization
	(In thousands)
North America	$2,883,825	$755,663	$202,770
Latin America	626,190	138,383	52,737
Europe/West Africa/CIS	844,184	197,419	62,097
Middle East/North Africa/Asia	1,286,022	283,958	114,101

	5,640,221	1,375,423	431,705
Corporate and Other (a)	—	(212,679)	7,329

Total	$5,640,221	$1,162,744	$439,034

	Three Months Ended September 30, 2006
	Net		Depreciation	Total Assets at
	Operating	Income from	and	December 31,
	Revenues (b)	Operations	Amortization	2006
		(In thousands)
North America	$954,007	$281,484	$58,102	$5,290,389
Latin America	173,953	27,877	16,856	959,141
Europe/West Africa/CIS	215,270	46,049	16,460	1,272,906
Middle East/North Africa/Asia	353,523	71,134	29,653	2,330,911

	1,696,753	426,544	121,071	9,853,347
Corporate and Other (a)	—	(63,149)	2,409	252,408

Total	$1,696,753	$363,395	$123,480	$10,105,755

	Nine Months Ended September 30, 2006
	Net		Depreciation
	Operating	Income from	and
	Revenues (b)	Operations	Amortization
	(In thousands)
North America	$2,716,194	$766,173	$165,420
Latin America	514,685	86,614	47,557
Europe/West Africa/CIS	597,586	125,402	48,281
Middle East/North Africa/Asia	942,875	175,254	85,050

	4,771,340	1,153,443	346,308
Corporate and Other (a)	—	(177,559)	7,655

Total	$4,771,340	$975,884	$353,963

(a)	Includes equity in earnings of unconsolidated affiliates that are integral to the Company’s operations and research and development expenses which are not allocated geographically.

(b)	Net operating revenues are comprised of sales to the Company’s external customers. For the three months ended September 30, 2007, the Company had intersegment revenues of approximately $156 million, $37 million, $97 million and $115 million for North America, Latin America, Europe/West Africa/CIS and Middle East/North Africa/Asia, respectively. For the nine months ended September 30, 2007, the Company had intersegment revenues of approximately $423 million, $91 million, $273 million and $303 million for North America, Latin America, Europe/West Africa/CIS and Middle East/North Africa/Asia, respectively. For the three months ended September 30, 2006, the Company had intersegment revenues of approximately $96 million, $26 million, $59 million and $63 million for North America, Latin America, Europe/West Africa/CIS and Middle East/North Africa/Asia, respectively. For the nine months ended September 30, 2006, the Company

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
had intersegment revenues of approximately $272 million, $72 million, $168 million and $153 million for North America, Latin America, Europe/West Africa/CIS and Middle East/North Africa/Asia, respectively.
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
18. Condensed Consolidating Financial Statements
     The following obligations of Weatherford International, Inc. (“Issuer”) were guaranteed by Weatherford International Ltd. (“Parent”) as of September 30, 2007: (i) $350.0 million of 6 5/8% senior notes due 2011 (“6 5/8% Senior Notes”), (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes, and (iv) the 6.80% Senior Notes. As of December 31, 2006, the 6 5/8% Senior Notes of the Issuer were guaranteed by the Parent.
     The following obligations of the Parent were guaranteed by the Issuer as of September 30, 2007 and December 31, 2006: (i) the Revolving Credit Facility, (ii) $250.0 million of 4.95% senior notes due 2013 (“4.95% Senior Notes”), (iii) $350.0 million of 5.50% senior notes due 2016 (“5.50% Senior Notes”), (iv) $600.0 million of 6.50% senior notes due 2036 (“6.50% Senior Notes”) and (v) issuances of notes under the commercial paper program.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Balance Sheet
September 30, 2007
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$25	$23,478	$102,495	$—	$125,998
Other Current Assets	12,502	1,167	4,032,540	—	4,046,209

	12,527	24,645	4,135,035	—	4,172,207

Equity Investments in Affiliates	11,392,440	4,268,347	13,750,508	(29,411,295)	—
Shares Held in Parent	—	121,523	727,845	(849,368)	—
Intercompany Receivables, Net	(468,049)	1,307,810	—	(839,761)	—
Other Assets	52,866	19,929	8,194,400	—	8,267,195

	$10,989,784	$5,742,254	$26,807,788	$(31,100,424)	$12,439,402

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$130,624	$92,540	$207,887	$—	$431,051
Accounts Payable and Other Current Liabilities	18,492	36,547	1,246,783	—	1,301,822

	149,116	129,087	1,454,670	—	1,732,873

Long-term Debt	1,198,559	1,850,874	15,075	—	3,064,508
Intercompany Payables, Net	—	—	839,761	(839,761)	—
Other Long-term Liabilities	99,900	23,023	437,334	—	560,257
Shareholders’ Equity	9,542,209	3,739,270	24,060,948	(30,260,663)	7,081,764

	$10,989,784	$5,742,254	$26,807,788	$(31,100,424)	$12,439,402

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Income
Three Months Ended September 30, 2007
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$1,971,991	$—	$1,971,991
Costs and Expenses	(3,027)	(272)	(1,553,252)	—	(1,556,551)
Equity in Earnings of Unconsolidated Affiliates	—	—	4,149	—	4,149

Operating Income (Loss)	(3,027)	(272)	422,888	—	419,589

Other Income (Expense):
Interest Expense, Net	(19,087)	(30,131)	(976)	—	(50,194)
Intercompany Charges, Net	36,021	26,700	(62,721)	—	—
Equity in Subsidiary Income	269,206	271,357	—	(540,563)	—
Other, Net	9,600	114	(8,432)	—	1,282

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	292,713	267,768	350,759	(540,563)	370,677
(Provision) Benefit for Income Taxes	—	1,438	(71,867)	—	(70,429)

Income (Loss) from Continuing Operations Before Minority Interest	292,713	269,206	278,892	(540,563)	300,248
Minority Interest, Net of Taxes	—	—	(5,324)	—	(5,324)

Income (Loss) from Continuing Operations	292,713	269,206	273,568	(540,563)	294,924
Loss from Discontinued Operation, Net of Taxes	—	—	(2,211)	—	(2,211)

Net Income (Loss)	$292,713	$269,206	$271,357	$(540,563)	$292,713

Condensed Consolidating Statements of Income
Three Months Ended September 30, 2006
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$1,696,753	$—	$1,696,753
Costs and Expenses	(2,525)	(243)	(1,330,400)	—	(1,333,168)
Equity in Losses of Unconsolidated Affiliates	—	—	(190)	—	(190)

Operating Income (Loss)	(2,525)	(243)	366,163	—	363,395

Other Income (Expense):
Interest Expense, Net	(21,770)	(5,665)	(52)	—	(27,487)
Intercompany Charges, Net	(10,419)	108,275	(97,856)	—	—
Equity in Subsidiary Income	273,678	208,552	—	(482,230)	—
Other, Net	(4,761)	(209)	5,302	—	332

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	234,203	310,710	273,557	(482,230)	336,240
Provision for Income Taxes	—	(37,032)	(56,990)	—	(94,022)

Income (Loss) from Continuing Operations Before Minority Interest	234,203	273,678	216,567	(482,230)	242,218
Minority Interest, Net of Taxes	—	—	(6,076)	—	(6,076)

Income (Loss) from Continuing Operations	234,203	273,678	210,491	(482,230)	236,142
Loss from Discontinued Operation, Net of Taxes	—	—	(1,939)	—	(1,939)

Net Income (Loss)	$234,203	$273,678	$208,552	$(482,230)	$234,203

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2007
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$5,640,221	$—	$5,640,221
Costs and Expenses	(10,313)	(2,783)	(4,470,309)	—	(4,483,405)
Equity in Earnings of Unconsolidated Affiliates	—	—	5,928	—	5,928

Operating Income (Loss)	(10,313)	(2,783)	1,175,840	—	1,162,744

Other Income (Expense):
Interest Expense, Net	(73,906)	(44,387)	(965)	—	(119,258)
Intercompany Charges, Net	27,411	120,302	(147,713)	—	—
Equity in Subsidiary Income	786,917	738,658	—	(1,525,575)	—
Other, Net	9,486	1,346	(17,856)	—	(7,024)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	739,595	813,136	1,009,306	(1,525,575)	1,036,462
Provision for Income Taxes	—	(26,219)	(240,859)	—	(267,078)

Income (Loss) from Continuing Operations Before Minority Interest	739,595	786,917	768,447	(1,525,575)	769,384
Minority Interest, Net of Taxes	—	—	(14,161)	—	(14,161)

Income (Loss) from Continuing Operations	739,595	786,917	754,286	(1,525,575)	755,223
Loss from Discontinued Operation, Net of Taxes	—	—	(15,628)	—	(15,628)

Net Income (Loss)	$739,595	$786,917	$738,658	$(1,525,575)	$739,595

Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2006
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$4,771,340	$—	$4,771,340
Costs and Expenses	(11,302)	(819)	(3,789,072)	—	(3,801,193)
Equity in Earnings of Unconsolidated Affiliates	—	—	5,737	—	5,737

Operating Income (Loss)	(11,302)	(819)	988,005	—	975,884

Other Income (Expense):
Interest Income (Expense), Net	(50,485)	(20,297)	716	—	(70,066)
Intercompany Charges, Net	(17,324)	74,128	(56,804)	—	—
Equity in Subsidiary Income	704,052	671,167	—	(1,375,219)	—
Other, Net	(574)	(463)	(9,380)	—	(10,417)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	624,367	723,716	922,537	(1,375,219)	895,401
Provision for Income Taxes	—	(19,664)	(236,764)	—	(256,428)

Income (Loss) from Continuing Operations Before Minority Interest	624,367	704,052	685,773	(1,375,219)	638,973
Minority Interest, Net of Taxes	—	—	(7,812)	—	(7,812)

Income (Loss) from Continuing Operations	624,367	704,052	677,961	(1,375,219)	631,161
Loss from Discontinued Operation, Net of Taxes	—	—	(6,794)	—	(6,794)

Net Income (Loss)	$624,367	$704,052	$671,167	$(1,375,219)	$624,367

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2007
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$739,595	$786,917	$738,658	$(1,525,575)	$739,595
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	—	—	(5,928)	—	(5,928)
Equity in (Earnings) Loss of Affiliates	(786,917)	(738,658)	—	1,525,575	—
Loss from Discontinued Operation	—	—	15,628	—	15,628
Charges from Parent or Subsidiary	(27,411)	(120,302)	147,713	—	—
Deferred Income Tax Provision (Benefit)	—	(16,222)	157,106	—	140,884
Other Adjustments	65,154	(59,825)	(365,056)	—	(359,727)

Net Cash Provided (Used) by Operating Activities- Continuing Operations	(9,579)	(148,090)	688,121	—	530,452
Net Cash Used by Operating Activities- Discontinued Operation	—	—	(9,014)	—	(9,014)

Net Cash Provided (Used) by Operating Activities	(9,579)	(148,090)	679,107	—	521,438

Cash Flows from Investing Activities:
Purchase of Equity Investment in Unconsolidated Affiliates	—	—	(334,520)	—	(334,520)
Acquisition of Businesses, Net of Cash Acquired	—	—	(224,878)	—	(224,878)
Capital Expenditures for Property, Plant and Equipment	—	—	(1,097,470)	—	(1,097,470)
Acquisition of Intellectual Property	—	—	(17,683)	—	(17,683)
Proceeds from Sale of Assets	—	—	59,927	—	59,927
Capital Contribution to Subsidiary	(595,651)	(27,100)	—	622,751	—
Distribution of Earnings from Subsidiary	—	(1,486,365)	1,486,365	—	—

Net Cash Provided (Used) by Investing Activities- Continuing Operations	(595,651)	(1,513,465)	(128,259)	622,751	(1,614,624)
Net Cash Used by Investing Activities- Discontinued Operation	—	—	(22,361)	—	(22,361)

Net Cash Provided (Used) by Investing Activities	(595,651)	(1,513,465)	(150,620)	622,751	(1,636,985)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	(420,944)	84,072	108,616	—	(228,256)
Borrowings of (Repayments on) Long-term Debt, Net	—	1,485,497	(10,724)	—	1,474,773
Borrowings (Repayments) Between Subsidiaries, Net	1,026,164	65,190	(1,091,354)	—	—
Shares Repurchased	—	—	(179,262)	—	(179,262)
Proceeds from Exercise of Stock Options	—	30,753	—	—	30,753
Proceeds from Capital Contribution	—	—	622,751	(622,751)	—
Other, Net	—	17,250	—	—	17,250

Net Cash Provided (Used) by Financing Activities- Continuing Operations	605,220	1,682,762	(549,973)	(622,751)	1,115,258
Net Cash Provided by Financing Activities- Discontinued Operation	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	605,220	1,682,762	(549,973)	(622,751)	1,115,258

Net Increase (Decrease) in Cash and Cash Equivalents	(10)	21,207	(21,486)	—	(289)
Cash and Cash Equivalents at Beginning of Period	35	2,271	123,981	—	126,287

Cash and Cash Equivalents at End of Period	$25	$23,478	$102,495	$—	$125,998

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2006
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$624,367	$704,052	$671,167	$(1,375,219)	$624,367
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in Earnings of Unconsolidated Affiliates	—	—	(5,737)	—	(5,737)
Equity in (Earnings) Loss of Affiliates	(704,052)	(671,167)	—	1,375,219	—
Loss from Discontinued Operation	—	—	6,794	—	6,794
Charges from Parent or Subsidiary	17,324	(74,128)	56,804	—	—
Deferred Income Tax Provision (Benefit)	—	19,630	(38,913)	—	(19,283)
Other, Net	141,055	(188,305)	159,627	—	112,377

Net Cash Provided (Used) by Operating Activities-Continuing Operations	78,694	(209,918)	849,742	—	718,518
Net Cash Used by Operating Activities- Discontinued Operation	—	—	(4,433)	—	(4,433)

Net Cash Provided (Used) by Operating Activities	78,694	(209,918)	845,309	—	714,085

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(162,192)	—	(162,192)
Capital Expenditures for Property, Plant and Equipment	—	—	(707,103)	—	(707,103)
Acquisition of Intellectual Property	—	—	(28,469)	—	(28,469)
Capital Contribution to Subsidiary	(651,748)	—	—	651,748	—
Proceeds from Sale of Assets and Business, Net	—	—	22,132	—	22,132

Net Cash Provided (Used) by Investing Activities-Continuing Operations	(651,748)	—	(875,632)	651,748	(875,632)
Net Cash Used by Investing Activities- Discontinued Operation	—	—	(13,547)	—	(13,547)

Net Cash Provided (Used) by Investing Activities	(651,748)	—	(889,179)	651,748	(889,179)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	(267,407)	51,136	94,555	—	(121,716)
Borrowings of (Repayments on) Long-term Debt, Net	944,216	(200,865)	(7,431)	—	735,920
Borrowings (Repayments) Between Subsidiaries, Net	(103,717)	301,888	(198,171)	—	—
Proceeds from Exercise of Stock Options	—	54,003	—	—	54,003
Purchase of Treasury Shares	—	—	(507,646)	—	(507,646)
Proceeds from Capital Contribution	—	—	651,748	(651,748)	—
Other, Net	(51)	631	—	—	580

Net Cash Provided (Used) by Financing Activities-Continuing Operations	573,041	206,793	33,055	(651,748)	161,141
Net Cash Provided by Financing Activities- Discontinued Operation	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	573,041	206,793	33,055	(651,748)	161,141

Net Decrease in Cash and Cash Equivalents	(13)	(3,125)	(10,815)	—	(13,953)
Cash and Cash Equivalents at Beginning of Period	124	3,172	130,949	—	134,245

Cash and Cash Equivalents at End of Period	$111	$47	$120,134	$—	$120,292

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an executive level overview. This overview provides a general description of our company today, a discussion of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for the remainder of 2007 and into 2008. Next, we analyze the results of our operations for the three and nine months ended September 30, 2007 and 2006, including the trends in our overall business and our operating segments. Then we review our cash flows and liquidity, capital resources and contractual obligations. We close with a discussion of new accounting pronouncements and an update, when applicable, to our critical accounting judgments and estimates.
Overview
     General
     The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006 included in our Annual Report on Form 10-K and updated on our Current Report on Form 8-K filed on October 9, 2007. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section below entitled “Forward-Looking Statements.”
     We provide equipment and services used for drilling, completion and production of oil and natural gas wells throughout the world. We conduct operations in approximately 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our offerings include drilling services, well construction services, wireline services, fishing and intervention services, completion systems, and all forms of artificial lift. We operate under four segments: (1) North America (2) Latin America (3) Europe/West Africa/the Commonwealth of Independent States (“CIS”) and (4) Middle East/North Africa/Asia.
     Industry Trends
     Changes in the current price and expected future prices of oil and natural gas influence the level of energy industry spending. Changes in expenditures result in an increased or decreased demand for our products and services. Rig count is an indicator of the level of spending for the exploration for and production of oil and natural gas reserves.
     The following chart sets forth certain statistics that reflect historical market conditions:

		Henry Hub	North American	International
	WTI Oil (1)	Gas (2)	Rig Count (3)	Rig Count (3)
September 30, 2007	$81.66	$6.87	2,128	1,114
December 31, 2006	61.05	6.30	2,178	1,029
September 30, 2006	62.91	5.62	2,185	949

(1)	Price per barrel as of September 30 and December 31 – Source: Applied Reasoning, Inc.

(2)	Price per MM/BTU as of September 30 and December 31 – Source: Oil World

(3)	Average rig count for the applicable month – Source: Baker Hughes Rig Count and other third-party data
     Oil prices have increased during the first nine months of 2007 ranging from a low of $50.48 per barrel in mid-January to a high of $83.32 per barrel towards the end of September. Natural gas prices have increased approximately 9% since December 31, 2006, with prices ranging from a high of $8.19 MM/BTU in early June and a low of $5.38 MM/BTU at the end of August. Factors influencing oil and natural gas prices during the period include persistent hydrocarbon inventory levels, realized and expected economic growth, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.
     North America rig count has declined approximately 2% since the end of 2006, as a reduction in Canadian activity more than offset an increase in U.S. activity. International rig count has increased approximately 8% since the end of 2006.

     During 2006, drilling and completion spending continued to increase in both North America and the international markets. Drilling and completion spending growth during 2007 is anticipated to be driven by the international markets. According to Spears & Associates, drilling and completion spending during 2007 is anticipated to increase approximately 19% in international markets while remaining essentially flat in North America markets as compared to 2006 levels.
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
     The cyclicality of the energy industry impacts the demand for our products and services. Certain of our products and services, such as drilling and evaluation services, well installation services and well completion services, depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on production activity. We believe that decline rates, a measure of the fall in production from a well over time, are accelerating. We also believe that there has been, and will continue to be, a deterioration in the quality of incremental hydrocarbon formations that our customers develop and that these formations will require more of our products and services than higher quality formations. The market for oilfield services will grow year-on-year relative to the decline rates and the implicit rate of demand growth. We are aggressively, but methodically, growing our employee base, manufacturing capacity and equipment base to meet the demands of the industry.
     2007 and 2008 Outlook
     We believe the outlook for our businesses is favorable. As decline rates accelerate and reservoir productivity complexities increase, our clients will face growing challenges securing desired rates of production growth. Assuming the demand for hydrocarbons does not weaken, we believe this provides us with a robust outlook. The acceleration of decline rates and the increasing complexity of the reservoirs increase our customers’ requirements for technologies that enable and improve productivity.
     Looking into the remainder of 2007 and 2008, we expect average worldwide rig activity to grow as compared to third quarter 2007 levels, and we expect our business to continue to grow at a faster rate than the underlying rig count. We expect the Eastern Hemisphere to be our highest growth market during 2007, followed by the Latin America market. We expect our growth in 2007 and 2008 to be broad based, with all of our product and service lines continuing to build on 2006 achievements. These improvements should be driven by the strength of our technology and our global infrastructure. We expect our newer technologies to continue to gain traction across a wider breadth of geographic markets, similar to our performance in 2006.
     Geographic Markets. Climate, natural gas storage levels and commodity prices will dictate the rate of oilfield service activity growth in North America for the remainder of 2007 and 2008. While these factors are difficult to predict with any certainty over short periods of time, we believe that the North American market has positive secular growth attributes over the longer term. Over the next three to nine months, North America activity is likely to remain at or around current levels, on average. In October 2007, the Alberta provincial government adopted a new royalty regime applicable to hydrocarbon production in this province of Canada. Although the new program does not begin until 2009, we believe our customers have already begun to factor the increased costs imposed by the program into their economic planning process. The details of the new program have yet to be finalized or widely disseminated, but we believe the net effect of the program will be a negative factor weighing on Canadian oil and gas activity. We expect most of our growth for the remainder of 2007 and 2008 will come out of the international markets. Eastern Hemisphere growth will be driven by year-over-year increases in the Middle East, North Africa, West Africa, China, Russia and Central Europe. In addition, we expect volume increases in Latin America with improvements stemming from Brazil, Mexico, Colombia, Venezuela and Argentina.
     Pricing. The overall pricing outlook is positive. Pricing is trending upwards, concurrently with raw material and labor cost inflation. We expect pricing to remain strong for the remainder of 2007. Price improvements are being realized on a contract-by-contract basis and are occurring in different classes of products and service lines depending upon the region.
     Overall, the level of market improvements for our businesses for the remainder of 2007 and throughout 2008 will continue to depend heavily on our ability to gain market share, primarily in the Eastern Hemisphere, recruit and retain personnel and secure further acceptance of our new technologies. The continued strength of the industry will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.
Results of Operations
     We reviewed the presentation of our reporting segments during the first quarter of 2007. Based on this review, we determined that our operational performance would be segmented and reviewed on a geographic basis. As a result, we realigned our financial reporting segments and now report the following regions as separate, distinct reporting segments as defined by our chief operating decision maker: (1) North America, (2) Latin America, (3) Europe/West Africa/CIS and (4) Middle East/North Africa/Asia. Our historical segment data previously reported under our Evaluation, Drilling & Intervention Services and Completion & Production Systems divisions have been restated for all periods to conform to the new presentation.

     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three and nine months ended September 30, 2007 and 2006. Prior period amounts have been restated to reflect the impact of our discontinued operation.
     Comparative Financial Data

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands, except percentages and per share data)
Revenues:
North America	$993,828	$954,007	$2,883,825	$2,716,194
Latin America	213,644	173,953	626,190	514,685
Europe/West Africa/CIS	308,587	215,270	844,184	597,586
Middle East/North Africa/Asia	455,932	353,523	1,286,022	942,875

	1,971,991	1,696,753	5,640,221	4,771,340

Gross Profit %	35.4%	36.5%	35.6%	35.9%

Research and Development	43,199	38,241	124,413	112,045

Selling, General and Administrative Attributable to Segments	211,532	192,363	634,727	557,417

Corporate General and Administrative	28,573	24,718	94,194	71,251

Equity in Earnings (Losses) of Unconsolidated Affiliates	4,149	(190)	5,928	5,737

Operating Income:
North America	264,183	281,484	755,663	766,173
Latin America	45,453	27,877	138,383	86,614
Europe/West Africa/CIS	73,884	46,049	197,419	125,402
Middle East/North Africa/Asia	103,692	71,134	283,958	175,254
Corporate and Other (a)	(67,623)	(63,149)	(212,679)	(177,559)

	419,589	363,395	1,162,744	975,884

Interest Expense, Net	(50,194)	(27,487)	(119,258)	(70,066)

Other, Net	1,282	332	(7,024)	(10,417)

Effective Tax Rate	19.0%	28.0%	25.8%	28.6%

Net Income per Diluted Share from Continuing Operations	$0.85	$0.67	$2.17	$1.77

Loss from Discontinued Operation, Net of Taxes	2,211	1,939	15,628	6,794

Net Income per Diluted Share	$0.84	$0.66	$2.13	$1.75

Depreciation and Amortization	158,977	123,480	439,034	353,963

(a)	Includes equity in earnings of unconsolidated affiliates which are integral to our operations and research and development expenses, which are not allocated geographically.

Consolidated Revenues by Product Line

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Artificial Lift Systems	18%	18%	17%	18%
Well Construction	16	16	16	15
Drilling Services	16	14	15	15
Drilling Tools	11	12	12	11
Completion Systems	10	10	10	10
Wireline	8	10	8	10
Re-entry & Fishing	7	8	8	8
Stimulation & Chemicals	6	6	7	6
Integrated Drilling	5	5	5	5
Pipeline & Specialty Services	3	1	2	2

Total	100%	100%	100%	100%

Company Results
     Revenues
     Consolidated revenues increased $275.2 million, or 16.2%, in the third quarter of 2007 as compared to the third quarter of 2006. The increase resulted primarily from organic growth as our businesses continued to benefit from increasing market activity and share gains. Approximately 85% of our revenue growth was derived from outside of North America. International revenues increased $235.4 million, or 31.7%, in the third quarter of 2007 as compared to the third quarter of 2006. This increase outpaced the 8.3% increase in average international rig count over the comparable period. Revenues from our drilling services, well construction and artificial lift systems service lines were strong contributors during the quarter.
     Consolidated revenues for the first nine months of 2007 increased $868.9 million, or 18.2%, over the first nine months of 2006. Approximately 81% of our revenue growth was derived from outside of North America. International revenues increased $701.3 million, or 34.1%, in the first nine months of 2007 as compared to the first nine months of 2006. This increase outpaced the 9.1% increase in average international rig count. Revenues from our well construction, drilling services and drilling tools service lines were strong contributors to the increase for the period.
     Gross Profit
     Our gross profit as a percentage of revenues decreased from 36.5% in the third quarter of 2006 to 35.4% in the third quarter of 2007. The decline in gross margin in the current quarter as compared to the third quarter of 2006 was primarily attributable to the decline experienced in our Canadian market, particularly in our service businesses which typically contribute higher margins. Our gross profit as a percentage of revenues decreased slightly to 35.6% during the nine months ended September 30, 2007, as compared to 35.9% during the nine months ended September 30, 2006.
     Selling, General and Administrative Attributable to Segments
     Selling, general and administrative expenses attributable to segments increased $19.2 million, or 10.0%, during the three months ended September 30, 2007, as compared to the same period of the prior year. The increase is due primarily to increased salaries and benefits associated with increased headcount to support our growth. The increase was partially offset by a gain recognized from the divestiture of an equity investment. This transaction represents approximately 8% of selling, general and administrative expenses attributable to the segments for the three months ended September 30, 2007. Excluding this transaction, selling, general and administrative expenses attributable to segments as a percentage of revenues were approximately 11.5% and 11.3% for the three months ended September 30, 2007 and 2006, respectively.
     Selling, general and administrative expenses attributable to segments increased $77.3 million, or 13.9%, during the nine months ended September 30, 2007, as compared to the same period of the prior year. The increase is due primarily to increased salaries and benefits associated with increased headcount to support our growth. The increase was partially offset by gains recognized from the divestiture of equity investments. These transactions represent approximately 5% of selling, general and administrative expenses attributable to segments for the nine months ended September 30, 2007. Excluding these transactions, selling, general and administrative expenses attributable to segments as a percentage of revenues were approximately 11.9% and 11.7% for the nine months ended September 30, 2007 and 2006, respectively.
     Corporate General and Administrative
     Corporate general and administrative expenses increased $3.9 million, or 15.6%, and $22.9 million, or 32.2%, during the three and nine months ended September 30, 2007, respectively, as compared to the same periods of the prior year. Severance charges of approximately $15 million were incurred during the nine months ended September 30, 2007. The remainder of the increase is primarily related to higher employee compensation expense.
     Interest Expense, Net
     Interest expense, net, increased $22.7 million, or 82.6%, and $49.2 million, or 70.2%, during the three and nine months ended September 30, 2007, respectively, as compared to the same periods of the prior year. The increase in interest expense was primarily attributable to our additional long-term debt issuances during June 2007 and higher average debt balances.
     Income Taxes
     Our effective tax rates for the third quarter of 2007 and 2006 were 19.0% and 28.0%, respectively. The decrease in our effective tax rate quarter-over-quarter was due to benefits realized from the refinement of our international tax structure and changes in our geographic earnings mix. Our effective tax rates for the nine months ended 2007 and 2006 were 25.8% and 28.6%, respectively. The decrease in our effective tax rate was due to refinements in our international tax structure and changes in our geographic earnings mix. This decrease was partially offset by a $50.0 million withholding tax payment required to be paid in the second quarter of 2007 on a distribution made to one of our foreign subsidiaries.
     Discontinued Operation
     Our discontinued operation consists of our oil and gas development and production company. We had a loss from the discontinued operation, net of taxes, for the three and nine months ended September 30, 2007, of $2.2 million and $15.6 million, respectively. Included in the loss for the nine months ended September 30, 2007, were non-cash asset impairment charges of $9.2 million, net of taxes.
Segment Results
     North America
     North America revenues increased $39.8 million, or 4.2%, in the third quarter of 2007 as compared to the third quarter of 2006. This increase occurred despite a 3.3% decline in average North America rig count over the comparable period. The increase in North America revenues was attributable to the U.S., which increased $94.1 million, or 14.3%, over the same period of the prior year. This increase was partially offset by a decline in Canadian revenues of $54.3 million, or 18.4%, over the same period of the prior year. A significant portion of our growth in the U.S. was generated by our drilling services and artificial lift systems service lines. This growth was partially offset by the decline experienced in Canada.
     North America revenues increased $167.6 million, or 6.2%, in the first nine months of 2007 as compared to the first nine months of 2006 against a backdrop of flat rig count year-over-year. Our chemicals and stimulation, well construction and drilling services lines were significant contributors to the year-over-year growth.
     Operating income decreased $17.3 million, or 6.1%, during the three months ended September 30, 2007 as compared to the same period of the prior year. Operating margins were 26.6% in the third quarter of 2007 compared to 29.5% in the same period of the prior year. The decrease in operating income and margins was due primarily to the adverse conditions experienced in the Canadian market during the current quarter, particularly in our service businesses which typically contribute higher margins.
     Operating income decreased $10.5 million, or 1.4%, during the nine months ended September 30, 2007 as compared to the same period of the prior year. Operating margins were 26.2% for the nine months ended September

30, 2007 compared to 28.2% in the same period of the prior year. The decreases in operating margins were primarily the result of the decline experienced in our Canadian market during 2007.
     Middle East/North Africa/Asia
     Revenues in our Middle East/North Africa/Asia segment increased $102.4 million, or 29.0%, in the third quarter of 2007 as compared to the same quarter of the prior year. This increase exceeded the average rig count increase of 8.4% for this region. Revenue increases were highest in the Saudi Arabia, Australia and China markets. Our revenues increased in all service lines.
     Revenues increased $343.1 million, or 36.4%, during the first nine months of 2007 as compared to the same period of the prior year. This increase exceeded the average rig count increase of 10.4% during the period. The increase in revenues resulted primarily from organic growth as our businesses continued to benefit from increasing market activity and share gains in the region. Our drilling services, well construction and re-entry & fishing service lines were all strong contributors to the increase.
     Operating income increased $32.6 million, or 45.8%, during the three months ended September 30, 2007 as compared to the same period of the prior year. Operating margins were 22.7% in the third quarter of 2007 compared to 20.1% in the same period of the prior year. Operating income increased $108.7 million, or 62.0%, during the nine months ended September 30, 2007 as compared to the same period of the prior year. Operating margins were 22.1% for the nine months ended September 30, 2007 compared to 18.6% in the same period of the prior year. The increase in operating income and margins was primarily due to additional incremental revenues generated during the current period to cover our fixed costs.
     Europe/West Africa/CIS
     Revenues in our Europe/West Africa/CIS region increased $93.3 million, or 43.3%, in the third quarter of 2007 as compared to the same quarter of the prior year. This increase outpaced a 4.2% increase in average rig count over the same period. Our well construction, completion systems and drilling services service lines were the strongest contributors to the growth.
     Revenues increased $246.6 million, or 41.3%, in the first nine months of 2007 as compared to the first nine months of 2006 against a backdrop of a 2.0% decrease in rig count over the comparable period. The increase in revenues resulted primarily from organic growth as our businesses continued to benefit from increasing market activity and share gains in the region. Our well construction, completion systems and drilling services service lines were all strong contributors to the increase.
     Operating income increased $27.8 million, or 60.4%, during the three months ended September 30, 2007 as compared to the same period of the prior year. Operating margins were 23.9% in the third quarter of 2007 compared to 21.4% in the same period of the prior year. Operating income increased $72.0 million, or 57.4%, during the nine months ended September 30, 2007 as compared to the same period of the prior year. Operating margins were 23.4% for the nine months ended September 30, 2007 compared to 21.0% in the same period of the prior year. The improvements in operating income and margins during the three and nine months ended September 30, 2007 as compared to the same periods of the prior year are primarily the result of the increase in revenues to further absorb the region’s fixed cost base.
     Latin America
     Revenues in our Latin America region increased $39.7 million, or 22.8%, in the third quarter of 2007 as compared to the same quarter of the prior year. This increase exceeded the 9.2% increase in average rig count over the same period. Our drilling services and artificial lift systems service lines were strong contributors to the quarter-over-quarter increase. The highest revenue growth was experienced in Brazil, Colombia and Argentina.
     Revenues increased $111.5 million, or 21.7%, in the first nine months of 2007 as compared to the first nine months of 2006. This increase exceeded the 9.9% increase in rig count over the same period. Our drilling services and artificial lift systems service lines were strong contributors to the increase.
     Operating income increased $17.6 million, or 63.0%, during the three months ended September 30, 2007 as compared to the same period of the prior year. Operating margins were 21.3% in the third quarter of 2007 compared to 16.0% in the same period of the prior year. Operating income increased $51.8 million, or 59.8%, during the nine months ended September 30, 2007 as compared to the same period of the prior year. Operating margins were 22.1%

for the nine months ended September 30, 2007 compared to 16.8% in the same period of the prior year. The increase in operating income and margins was due primarily to the higher revenue base combined with a change in product mix.
Equity Investment Acquisition
     We acquired a 33% ownership interest in Premier Business Solutions (“PBS”) in June 2007.  PBS conducts business in Russia and is the world’s largest electric submersible pump manufacturer by volume.  PBS is considered to be a variable interest entity.  For purposes of applying Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, we are not the primary beneficiary of PBS.  As such, we account for this investment under the equity method of accounting and do not consolidate PBS.  Our maximum exposure to loss as a result of our investment in PBS is approximately $337 million at September 30, 2007.
Liquidity and Capital Resources
     Historical Cash Flows
     At September 30, 2007, our cash and cash equivalents were $126.0 million, a net decrease of $0.3 million from December 31, 2006, which was primarily attributable to the following:
•	cash inflows from operating activities of $521.4 million;

•	capital expenditures from continuing operations for property, plant and equipment of $1,097.5 million;

•	acquisition of businesses of approximately $224.9 million, net of cash acquired;

•	acquisition of equity investments of $334.5 million;

•	acquisition of intellectual property of $17.7 million;

•	borrowings, net of repayments, on long-term debt and short-term facilities of $1,246.5 million;

•	proceeds from the sale of assets and business, net of $59.9 million;

•	proceeds from stock option activity of $30.8 million; and

•	treasury share purchases of $179.3 million.
     Sources of Liquidity and Borrowings
     Our sources of liquidity include current cash and cash equivalent balances, cash generated from operations, and committed availabilities under our Revolving Credit Facility (defined below). We maintain a shelf registration statement covering the future issuance of various types of securities, including debt, common shares, preferred shares and warrants.
     Committed Borrowing Facility
     We maintain a revolving credit agreement with a syndicate of banks of which JPMorgan Chase Bank is the Administrative Agent (“Revolving Credit Facility”). This facility allows for a combination of borrowings, support for our commercial paper program and issuances of letters of credit and expires in May 2011. The weighted average interest rate on the outstanding borrowings of this facility was 5.7% at September 30, 2007. The Revolving Credit Facility requires us to maintain a debt-to-capitalization ratio of less than 60% and contains other covenants and representations customary for an investment-grade commercial credit. We were in compliance with these covenants at September 30, 2007. The following is a recap of our availability under the Revolving Credit Facility at September 30, 2007 (in millions):

Facility amount	$1,500.0

Less uses of facility:
Amount drawn	224.0
Commercial paper support	69.9
Letters of credit	74.6

Availability	$1,131.5

     Uncommitted Borrowing Arrangements
     We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At September 30, 2007, we had $122.2 million in short-term borrowings outstanding under these arrangements with a weighted average interest rate of 5.7%. In addition, we had $118.2 million of letters of credit and bid and performance bonds outstanding under these uncommitted facilities.
     Commercial Paper
     We have a $1.5 billion commercial paper program under which we may from time to time issue short-term unsecured notes. The commercial paper program is supported by our Revolving Credit Facility. The weighted average interest rate related to outstanding commercial paper issuances at September 30, 2007 was 5.5%.
     Debt Offering
     On June 18, 2007, we completed a $1.5 billion long-term debt offering comprised of (i) $600 million of 5.95% senior notes due 2012 (“5.95% Senior Notes”), (ii) $600 million of 6.35% senior notes due 2017 (“6.35% Senior Notes”) and (iii) $300 million of 6.80% senior notes due 2037 (“6.80% Senior Notes”). Net proceeds of approximately $1.486 billion were used to repay outstanding borrowings on our commercial paper program and for general corporate purposes.
     Cash Requirements
     Our cash requirements and contractual obligations at September 30, 2007, and the effect these obligations are expected to have on our liquidity and cash flow in future periods are as follows:
     We project that our capital expenditures for 2007 will be approximately $1.4 billion. We expect to use these expenditures primarily to support the growth of our business and operations. Capital expenditures during the nine months ended September 30, 2007 were $1,047.5 million, net of proceeds from tools lost down hole of $50.0 million.
     Our board authorized us to repurchase up to $1.0 billion of our outstanding common shares. We may from time to time repurchase our common shares depending upon the price of our common shares, our liquidity and other considerations. During the nine months ended September 30, 2007, we repurchased 4.1 million of our common shares at an aggregate price of $179.3 million. At September 30, 2007, we had approximately $272.2 million remaining availability under our share repurchase program.
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
     Interest Rate Swaps
     We may use interest rate swaps to take advantage of available short-term interest rates. Amounts received or paid upon termination of the swaps represent the fair value of the swaps at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction to interest expense over the remaining term of the debt.
     As of September 30, 2007 and December 31, 2006, we had net unamortized gains of $12.6 million and $14.3 million, respectively, associated with interest rate swap terminations. Our interest expense was reduced by $0.6 million and $1.7 million for the three and nine months ended September 30, 2007, respectively, and $0.5 million and $3.5 million for the three and nine months ended September 30, 2006, respectively, as a result of our interest rate swap activity. There were no interest rate swaps outstanding as of September 30, 2007.

     Cash Flow Hedges
     We may utilize interest rate derivatives to hedge projected exposures to interest rates in anticipation of future debt issuances. Amounts received or paid upon termination of these hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to Other Comprehensive Income. These amounts are amortized as an adjustment to interest expense over the remaining term of the related debt. There were no interest rate derivative agreements outstanding as of September 30, 2007.
     Other Derivative Instruments
     As of September 30, 2007, we had several foreign currency forward contracts and one option contract with notional amounts aggregating $554.1 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including the Argentine peso, the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Colombian peso, the euro, the Hungarian forint, the Indonesian rupiah, the Kazakhstani tenge, the New Zealand dollar, the Norwegian krone, the Russian ruble, the Singapore dollar and the Thai baht. The total estimated change in fair value of these contracts compared to the original notional amount at September 30, 2007 resulted in an asset of $1.5 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International on August 31, 2005, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At September 30, 2007, we had notional amounts outstanding of $364.3 million. The total estimated change in fair value of these contracts at September 30, 2007 compared to the original notional amount resulted in a liability of $78.3 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
     Off Balance Sheet Arrangements
     Guarantees
     The following obligations of Weatherford International, Inc. (“Issuer”) were guaranteed by Weatherford International Ltd. (“Parent”) as of September 30, 2007: (i) $350.0 million of 6 5/8% senior notes due 2011 (“6 5/8% Senior Notes”), (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes, and (iv) the 6.80% Senior Notes.
     The following obligations of the Parent were guaranteed by the Issuer as of September 30, 2007: (i) the Revolving Credit Facility, (ii) $250.0 million of 4.95% senior notes due 2013 (“4.95% Senior Notes”), (iii) $350.0 million of 5.50% senior notes due 2016 (“5.50% Senior Notes”), (iv) $600.0 million of 6.50% senior notes due 2036 (“6.50% Senior Notes”) and (v) issuances of notes under the commercial paper program.
     Letters of Credit
     We execute letters of credit in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of September 30, 2007, we had $192.8 million of letters of credit and bid and performance bonds outstanding, consisting of $118.2 million outstanding under various uncommitted credit facilities and $74.6 million letters of credit outstanding under our committed facility. If the beneficiaries called these letters of credit, the called amount would become an on-balance sheet liability, and our available liquidity would be reduced by the amount called under our various uncommitted facilities.
     Operating Leases
     We are committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions as well as provisions which permit the adjustment of rental payments for taxes, insurance and maintenance related to the property.

New Accounting Pronouncements
     See Note 17 to our condensed consolidated financial statements included elsewhere in this report.
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
U.S. Government Investigations
     We participated in the United Nations oil-for-food program governing sales of goods and services into Iraq. The SEC has subpoenaed certain documents in connection with an investigation into our participation in the oil-for-food program. The U.S. Department of Justice is also conducting an investigation of our participation in the oil-for-food program. We are cooperating fully with these investigations. We have retained legal counsel, reporting to our audit committee, to investigate this matter. These investigations are ongoing, and we cannot anticipate the timing, outcome or possible impact of these investigations, financial or otherwise.
     The U.S. Department of Commerce, Bureau of Industry & Security and the U.S. Department of Justice are investigating allegations of improper sales of products and services by us and our subsidiaries in sanctioned countries. We are cooperating fully with this investigation. We have retained legal counsel, reporting to our audit committee, to investigate this matter. This investigation is ongoing, and we cannot anticipate the timing, outcome or possible impact of the investigation, financial or otherwise.
     In light of this investigation and of the current U.S. and foreign policy environment and the inherent uncertainties surrounding these countries, we decided in September 2007 to direct our foreign subsidiaries to discontinue doing business in countries that are subject to U.S. economic and trade sanctions, including Cuba, Iran, Sudan and Syria. Effective September 2007, we ceased entering into any new contracts relating to these countries. We have begun an orderly discontinuation and winding down of our existing business in these sanctioned countries.
     The DOJ, the SEC and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals in appropriate circumstances including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases multi-

million dollar fines and other penalties and sanctions. Under trading sanctions laws, the DOJ may also seek to impose modifications to business practices, including immediate cessation of all business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs. In addition, our activities in sanctioned countries, such as Sudan and Iran, could result in certain investors, such as government sponsored pension funds, divesting or not investing in our common shares. Based on available information, we cannot predict what, if any, actions the DOJ, SEC or other authorities may take in our situation or the effect any such actions may have on our consolidated financial position or results of operations.
     Currency Exposure
     As of September 30, 2007, approximately 36.6% of our net assets were located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive income in the shareholders’ equity section of our Condensed Consolidated Balance Sheets. We recognize remeasurement and transactional gains and losses on currencies in our Condensed Consolidated Statements of Income, which may adversely impact our results of operations. We enter into foreign currency forward contracts and other derivative instruments in an effort to reduce our exposure to currency fluctuations; however, there can be no assurance that these hedging activities will be effective in reducing or eliminating foreign currency risks.
     In certain foreign countries, a component of our cost structure is U.S. dollar denominated, whereas our revenues are partially local currency based. In those cases, a devaluation of the local currency would adversely impact our operating margins.
     Acquisition Exposure
     In August of 2005, we acquired Precision Energy Services and Precision Drilling International. In association with the acquisition, we identified pre-acquisition contingencies related to duties and taxes associated with the importation of certain equipment assets to foreign jurisdictions. We calculated a range of reasonable estimates of the costs associated with these duties. As no amount within the range appeared to be a better estimate than any other, we used the amount that is the low end of the range in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, and its interpretations. At September 30, 2007, we have recorded a liability in the amount of approximately $20 million for this matter. If we used the high end of the range, the aggregate potential liability would be approximately $27 million higher. It is reasonably possible that the actual amount paid to settle these items could be materially different from our estimate and could have a material adverse effect on our consolidated financial statements.
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
     From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:
•	A downturn in market conditions could affect projected results. Any material changes in oil and natural gas supply and demand, oil and natural gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information we provide. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. During 2004, 2005 and 2006, worldwide drilling activity increased; however, if an extended regional and/or worldwide recession were to occur, it would result in lower demand and lower prices for oil and natural gas, which would adversely affect drilling and production activity and therefore would affect our revenues and income. We have assumed increases in worldwide demand will continue throughout 2007.

•	Availability of a skilled workforce could affect our projected results. Due to the high activity in the exploration and production and oilfield service industries there is an increasing shortage of available skilled labor. Our forward-looking statements assume we will be able to recruit and maintain a sufficient skilled workforce for activity levels.

•	Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to attain necessary raw materials or if we are unable to minimize the impact of increased raw materials costs through our supply chain initiatives or by passing through these increases to our customers, our margins and results of operations could be adversely affected.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology through leverage of our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to controlled pressure drilling and testing systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services.

•	Nonrealization of expected benefits from our 2002 corporate reincorporation could affect our projected results. We are incorporated in Bermuda and we operate through our various subsidiaries in numerous countries throughout the world including the United States. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda or jurisdictions in which we or any of our subsidiaries operates or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

•	Nonrealization of expected benefits from our acquisitions could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of business acquisitions we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize the benefits of that. An inability to realize expected strategic advantages as a result of the acquisition would negatively affect the anticipated benefits of the acquisition.

•	The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of September 30, 2007, we had approximately $3.3 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currency exchange rates.

•	Adverse weather conditions in certain regions could aversely affect our operations. In the summer of 2005, the Gulf of Mexico suffered several significant hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. In parts of 2006, and particularly in the second quarter of 2007, climatic conditions in Canada were not as favorable to drilling as we anticipated, which limited our results in that region. Similarly, unusually rough weather in the North Sea could reduce our operations and revenues from that area during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will not deviate significantly from historical patterns.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances or terrorist attacks

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
     Assets and liabilities of which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Accumulated Other Comprehensive Income in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. At September 30, 2007, approximately 36.6% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $255.7 million adjustment to increase our equity account for the nine months ended September 30, 2007 to reflect the net impact of the strengthening of various foreign currencies against the U.S. dollar.
     As of September 30, 2007, we had entered into several foreign currency forward contracts and one option contract with notional amounts aggregating $554.1 million to hedge exposure to currency fluctuations in various foreign currencies, including the Argentine peso, the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Colombian peso, the euro, the Hungarian forint, the Indonesian rupiah, the Kazakhstani tenge, the New Zealand dollar, the Norwegian krone, the Russian ruble, the Singapore dollar and the Thai baht. The total estimated change in fair value of these contacts compared to the original notional amount at September 30, 2007 resulted in an asset of $1.5 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At September 30, 2007, we had notional amounts outstanding of $364.3 million. The estimated change in fair value of these contracts at September 30, 2007 compared to the original notional amount resulted in a liability of $78.3 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
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
     Our long-term borrowings that were outstanding at September 30, 2007 subject to interest rate risk consist of the following:

	September 30, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
6 5/8% Senior Notes	$355.9	$365.2	$356.9	$368.8
5.95% Senior Notes	598.9	604.7	—	—
4.95% Senior Notes	254.9	238.1	255.4	245.2
5.50% Senior Notes	348.7	336.1	348.6	339.9
6.35% Senior Notes	599.5	602.2	—	—
6.50% Senior Notes	595.8	586.1	595.7	619.5
6.80% Senior Notes	298.1	305.7	—	—
     We have various other long-term debt instruments of $23.1 million, but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $431.1 million at September 30, 2007 approximate fair value.
     As it relates to our variable rate debt, if market interest rates average 1% more for the remainder of 2007 than the rates as of September 30, 2007, interest expense for the remainder of 2007 would increase by approximately $1.1 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in our financial structure.
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
     We may use interest rate swaps to take advantage of available short-term interest rates. Amounts received or paid upon termination of the swaps represent the fair value of the swaps at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction to interest expense over the remaining term of the debt. There were no interest rate swaps outstanding at September 30, 2007.
     We may utilize interest rate derivatives to hedge projected exposures to interest rates in anticipation of future debt issuances. Amounts received or paid upon termination of these hedges represent the fair value of the agreements at the time of termination. These amounts are amortized as an adjustment to interest expense over the remaining life of the debt. There were no interest rate derivative agreements outstanding at September 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES
     At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act). Based upon that evaluation, the Company’s CEO and CFO have concluded the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information relating to the Company (including its consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. The Company’s management, including the CEO and CFO, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses, and we are subject to various self-retention limits and deductibles with respect to our insurance.
     See “Item 1. Business — Other Business Data — Federal Regulation and Environmental Matters” beginning on page 16 of our Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated by reference into this item.
     See “Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations—U.S. Government Investigations” beginning on page 33 of this report, which is incorporated by reference into this item.
     Although we are subject to various ongoing items of litigation, we do not believe any of the items of litigation to which we are currently subject will result in any material uninsured losses to us. It is possible, however, an unexpected judgment could be rendered against us in the cases in which we are involved that could be uninsured and beyond the amounts we currently have reserved.
ITEM 1A. RISK FACTORS
     Except as described below, there have been no material changes during the quarter ended September 30, 2007 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 23, 2007 (“Annual Report”).
•	We have updated the percentage of our net assets located outside the U.S. and carried on our books in local currencies on page 34 of this report from 38.9% as of December 31, 2006 to 36.6% as of September 30, 2007.

•	We have replaced the risk factor titled “Trading Sanctions Exposure” with the following risk factor titled “U.S. Government Investigations”:
     We participated in the United Nations oil-for-food program governing sales of goods and services into Iraq. The SEC has subpoenaed certain documents in connection with an investigation into our participation in the oil-for-food program. The U.S. Department of Justice is also conducting an investigation of our participation in the oil-for-food program. We are cooperating fully with these investigations. We have retained legal counsel, reporting to our audit committee, to investigate this matter. These investigations are ongoing, and we cannot anticipate the timing, outcome or possible impact of these investigations, financial or otherwise.
     The U.S. Department of Commerce, Bureau of Industry & Security and the U.S. Department of Justice are investigating allegations of improper sales of products and services by us and our subsidiaries in sanctioned countries. We are cooperating fully with this investigation. We have retained legal counsel, reporting to our audit committee, to investigate this matter. This investigation is ongoing, and we cannot anticipate the timing, outcome or possible impact of the investigation, financial or otherwise.
     In light of this investigation and of the current U.S. and foreign policy environment and the inherent uncertainties surrounding these countries, we decided in September 2007 to direct our foreign subsidiaries to discontinue doing business in countries that are subject to U.S. economic and trade sanctions, including Cuba, Iran, Sudan and Syria. Effective September 2007, we ceased entering into any new contracts relating to these countries. We have begun an orderly discontinuation and winding down of our existing business in these sanctioned countries.
     The DOJ, the SEC and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals in appropriate circumstances including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases multi-million dollar fines and other penalties and sanctions. Under trading sanctions laws, the DOJ may also seek to impose modifications to business practices, including immediate cessation of all business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs. In addition, our activities in sanctioned countries, such as Sudan and Iran, could result in certain investors, such as government sponsored pension funds, divesting or not investing in our common shares. Based on available information, we cannot predict what, if any, actions the DOJ, SEC or other authorities may take in our situation or the effect any such actions may have on our consolidated financial position or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
     In December 2005, our Board of Directors approved a share repurchase program under which up to $1 billion of our outstanding common shares could be purchased. Future purchases of our shares can be made in the open market or privately negotiated transactions, at the discretion of management and as market conditions warrant. There were no share repurchases during the quarter ended September 30, 2007. At September 30, 2007, we have $272.2 million remaining availability under the Plan.
     In addition, under our restricted share plan, employees may elect to have us withhold common shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During the quarter ended September 30, 2007, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price
July 1 – July 31, 2007	45,049	$56.51
August 1 – August 31, 2007	—	—
September 1 – September 30, 2007	32,120	61.95

ITEM 6. EXHIBITS
     (a) Exhibits:

Exhibit
Number	Description
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith

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

Date: November 1, 2007

Exhibit Index

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