Form 10-K
period 2007-12-31
WEATHERFORD INTERNATIONAL LTD
filed 2008-02-21
CIK 1170565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruler 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2007 was approximately $14.2 billion based upon the closing price on the New York Stock Exchange as of such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at February 15, 2008

Common Shares, $1.00 Par Value	339,224,381

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this annual report on Form 10-K or incorporated by reference from the registrant’s definitive proxy statement for the annual meeting to be held on June 2, 2008.

PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
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
Item 9B. Other Information
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12(a). Security Ownership of Certain Beneficial Owners.
Item 12(b). Security Ownership of Management.
Item 12(d). Securities Authorized for Issuance Under Equity Compensation Plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules
SCHEDULE II WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES FOR THE THREE YEARS ENDED DECEMBER 31, 2007
SIGNATURES
Subsidiaries of Weatherford International Ltd.
Consent of Ernst & Young LLP.
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

When referring to Weatherford and using phrases such as “we” and “us,” our intent is to refer to Weatherford International Ltd. and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.

We operate in approximately 100 countries through approximately 800 service, sales and manufacturing locations, which are located in nearly all of the oil and natural gas producing regions in the world.

We reviewed the presentation of our reporting segments during the first quarter of 2007 in connection with an organizational realignment. Based on this review, we determined that our operational performance is segmented and reviewed on a geographic basis. As a result, we realigned our financial reporting segments and now report the following regions as reporting segments: (1) North America, (2) Latin America, (3) Europe/West Africa/the Commonwealth of Independent States (“CIS”) and (4) Middle East/North Africa/Asia. Our historical segment data previously reported under the Evaluation, Drilling & Intervention Services and Completion & Production Systems divisions have been restated for all periods to conform to the new presentation.

Our growth strategy has included a mix of organic product and service development, the acquisition of key technologies, products and services and several notable divestitures. One of our most substantial acquisitions was in August 2005, when we acquired Precision Energy Services and Precision Drilling International. Precision Energy Services broadened our wireline and directional capabilities and strengthened our controlled pressure drilling and testing product lines. Precision Drilling International added land rigs to our portfolio, primarily in the Eastern Hemisphere.

Our divestitures include the April 2000 spin-off of our Drilling Products Division to our shareholders through a distribution of the stock of our Grant Prideco, Inc. subsidiary. In February 2001, we completed the merger of essentially all of our Compression Services division into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of Universal common stock. During 2004 and 2005, we sold our interest in Universal Compression Holdings, Inc. In 2005, we sold our non-core Gas Services International compression fabrication business. In 2007, we approved a plan to sell our oil and gas development and production business. A portion of this business was sold in late 2007, and we expect to complete the sale of the remaining portion during the first half of 2008. Our compression fabrication and oil and gas development businesses have been reflected as discontinued operations in our financial statements.

Our principal executive offices are located at 515 Post Oak Boulevard, Suite 600, Houston, Texas 77027. Our telephone number is (713) 693-4000, and our Internet address is www.weatherford.com. General information about us, including our Corporate Governance Policies and charters for the committees of our board of directors, can be found on our Web site. On our Web site we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish them to the SEC. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our reports, proxy and information statements, and our other SEC filings. The address of that site is www.sec.gov.

The following is a summary of our business strategies and the markets we serve. We have also included a description of our products and services offered and our competitors. Segment financial information appears in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 21.”

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

As a result of the maturity of the world’s oil and natural gas reservoirs, accelerating production decline rates and the focus on complex deepwater prospects, technology has become increasingly critical to the marketplace. Clients continue to seek, test and prove production-enabling technologies at an increasing rate. Technology is an important aspect of our products and services, as it helps us provide our clients with more efficient tools to find and produce oil and natural gas. We have invested a substantial amount of our time and resources in building our technology offerings. We believe our products and services enable our clients to reduce their costs of drilling and production and/or increase production rates. Furthermore, these offerings afford us additional opportunities to sell our traditional core products and services to our clients.

Product Offerings

Our product offerings can be grouped into ten service lines: 1) artificial lift systems; 2) drilling services; 3) well construction; 4) drilling tools; 5) completion systems; 6) wireline and evaluation services; 7) re-entry and fishing; 8) stimulation and chemicals; 9) integrated drilling; and 10) pipeline and specialty services. The following discussion provides an overview of our various product offerings. With the exception of integrated drilling, our product line offerings are provided in all of our regional segments. Our integrated drilling product line is primarily offered in the Eastern Hemisphere.

Artificial Lift Systems

Artificial lift systems are installed in oil wells and, to a lesser extent, natural gas wells that do not have sufficient reservoir pressure to raise the produced hydrocarbon to the surface. These systems supplement the natural reservoir pressures to produce oil or natural gas from the well. There are six principal types of artificial lift technologies used in the industry. We are able to provide all forms of lift, including progressing cavity pumps, reciprocating rod lift systems, gas lift systems, electrical submersible pumps, hydraulic lift systems, plunger lift systems and hybrid lift systems. We also offer wellhead systems and production optimization.

Progressing Cavity Pumps — A progressing cavity pump (PCP) is a downhole pump driven by an above-ground electric motor system connected to it by a coupled rod or continuous rod string. These pumps are designed to work in wells of depths up to 6,000 feet with production between 10 and 4,500 barrels of oil per day. PCPs are particularly useful in heavy-oil-producing basins around the world.

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

Electric Submersible Pumps — An electric submersible pump (ESP) is an electrically powered downhole pumping system that is typically landed near the perforations of the producing reservoir. To lift fluid to the surface, the system converts electrical power to centrifugal motion via the rotating motor and pump shafts. Electrical power is transmitted downhole through a power cable that runs the length of the production tubing. ESPs are designed to operate at depths of up to 13,500 feet with produced fluid volumes ranging from 100 to 60,000 barrels per day. We sold our ESP product line in January 2008 to Premier Business Solutions (PBS), in which we have an equity investment. PBS conducts business in Russia and is one of the world’s largest electric submersible pump manufacturers by volume.

Hydraulic Lift Systems — A hydraulic lift oil pumping system uses an above-ground surface power unit to operate a downhole hydraulic pump (jet or piston) to lift oil from the reservoir. These systems are designed for wells of depths up to 20,000 feet and volumes up to 15,000 barrels per day. Hydraulic pumps are well suited for wells with high volumes and low solids.

Plunger Lift Systems — Plunger lift is the only artificial lift method that requires no assistance from outside energy sources. The typical system consists of a plunger (or piston), top and bottom bumper springs, a lubricator and a surface controller. As the plunger travels to the surface, it creates a solid interface between the lifted gas below and produced fluid above to maximize lift energy. Plunger lift is a low-cost, easily maintained method of lift. It is particularly useful for dewatering gas wells and increasing production from wells with emulsion problems. Plunger lift also keeps wells free of paraffin and other tubing deposits and can be used to produce a well to depletion.

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

Production Optimization — Production optimization is the process of increasing production, reducing production costs, or both, of oil and natural gas fields. The ultimate goal is to assist operators in making better decisions that maximize profits through improved well productivity management. The major benefits of production optimization are increased production with decreased operating costs resulting in increased bottom-line profits for producers.

Weatherford offers products for optimizing at the well, reservoir and field level. Both hardware and software are combined into solutions that fit the customer’s specific needs for optimizing production.

Well Optimization — For wellsite intelligence, we offer specific controllers for each type of artificial lift. These controllers contain computers with specific logic to control the well during changes in the reservoir, artificial-lift equipment or well components. The desktop software provides advanced analytical tools that allow the operator to make changes by controlling the well directly or by changing the parameters that the controller is using to operate the well. In 2007, we enhanced our plunger lift controller and added a new variable speed drive for progressing cavity pumps (PCP), rod pumping, and electric submersible pumps (ESP).

Flow Measurement — Our Production Optimization group develops metering and software solutions to supply real-time production information to the operator, allowing accurate production measurements as a part of asset optimization.

Field Optimization — We provide tools for optimizing workflow. These software tools assist the operator in tracking the operations needed for optimal field management. Tasks such as chemical injection, well workovers and injection allocation can easily generate unnecessary expenses by inefficient prioritization of tasks, poor recordkeeping and lack of analysis of the effectiveness of the total field operations. The combination of our experienced consultants and advanced software tools help the operator optimize operations for entire fields.

Drilling Services

These capabilities include directional drilling, measurement while drilling (MWD), logging while drilling (LWD), rotary steerable systems (RSS), Controlled Pressure Drilling® (CPD®) & Well Testing and drilling-with-casing (DwCtm) and drilling-with-liner (DwLtm) systems.

Directional drilling involves the personnel, equipment and engineering required to control the direction of a wellbore. Directional drilling allows drilling of multiple wells from a single offshore platform or a land-based pad site. It also allows drilling of horizontal wells and penetration of multiple reservoir pay zones from a single wellbore. We supply a range of specialized, patented equipment for directional drilling, including:

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

Our directional drilling capabilities are supported by our Advantage Engineering facility in Houston, which houses qualified engineers, scientists and technicians, all focused on developing technologies for the MWD/LWD and directional drilling markets, both land based and offshore.

Controlled Pressure Drilling® (CPD®) & Well Testing — Well testing uses specialized equipment and procedures to obtain essential information about oil and gas wells after the drilling process has been completed. Typical information derived may include reservoir performance, reservoir pressure, formation permeability, formation porosity and formation fluid composition. Weatherford’s CPD & Well Testing offerings are provided through three disciplines: 1) Managed Pressure Drilling, 2) Underbalanced Drilling and 3) Air Drilling.

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

A full range of downhole equipment, such as high temperature motors, wireline steering tools, drillpipe, air rotary hammer drills, casing exit systems, downhole deployment valves and downhole data acquisition equipment, make our product offerings unique.

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

Well Construction

This grouping includes the primary services and products required to construct a well and spans tubular running services, cementation tools, liner systems and solid tubular expandable technologies.

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

Cementation Tools — Cementing operations comprise one of the most expensive phases of well completion. We produce specialized equipment that allows operators to centralize the casing throughout the wellbore and control the displacement of cement and other fluids. Our cementing engineers also analyze complex wells and provide recommendations to help optimize cementing results.

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

Solid Tubular Expandable Technologies — Proprietary expandable tools are being developed for downhole solid tubular applications in well remediation, well completion and well construction. Our solid tubular expandable products include the MetalSkin® line, used for well cladding to shut off zones, retro-fit corroded sections of casing and strengthen existing casing. MetalSkin open-hole clad systems are used for controlling unwanted fluid loss or influx and slim-bore drilling liners. Slim-bore and, ultimately, monobore liner systems are designed to allow significant cost reductions by reducing consumables for drilling and completion of wells, allowing use of smaller rigs and reducing cuttings removal needs. The benefits are derived because of the potential of expandable technologies to significantly reduce or eliminate the reverse-telescoping architecture inherent in traditional well construction.

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

Our drilling tools include the following:

•	Drillpipe and related drillstem tools, drill collars, heavyweight pipe and drilling jars;

•	Downhole tools;

•	Pressure-control equipment such as blowout preventers, high-pressure valves, accumulators, adapters and choke-and-kill manifolds; and

•	Tubular handling equipment such as elevators, spiders, slips, tongs and kelly spinners.

Completion Systems

We offer our clients a comprehensive line of completion tools and sand screens. These products and services include the following:

Completion Tools — These tools are incorporated into the tubing string used to transport hydrocarbons from the reservoir to the surface. We offer a wide range of devices for enhancing the safety and functionality of the production string, including permanent and retrievable packer systems, subsurface safety systems, flow controls and tool string, specialized downhole isolation valves and associated servicing equipment. During the past 10 years, we have evolved our portfolio from one of basic cased-hole commodity products to one that focuses more heavily on premium offerings for deepwater and high-pressure/high-temperature environments.

Sand Screens — Sand production often results in premature failure of artificial-lift and other downhole and surface equipment and can obstruct the flow of oil and natural gas. To remedy this issue, we provide two different sand screen approaches: conventional and expandable.

•	Conventional sand screens: These products are used in the fluid-solid separation processes and have a variety of product applications. Our primary application of well screens is for the control of sand in unconsolidated formations. We offer premium, pre-pack and wire-wrap sand screens. We also offer a FloRegtm line of inflow control devices that balance horizontal wellbore production, ultimately maximizing reservoir drainage. We also operate the water well and industrial screen business of Johnson Screens. Served markets include water well, petrochemical, wastewater treatment and surface water intake, mining and general industrial applications.

•	Expandable Sand Screens (ESS) — Our ESS® systems are proprietary step-change sand-control devices that reduce cost and improve production. An ESS system consists of three layers, including slotted base pipe, filtration screens and an outer protective shroud. The system can be expanded using a fixed cone and/or compliantly using our proprietary axial and rotary expansion system. This system aids productivity because it stabilizes the wellbore, prevents sand migration and has a larger inner diameter. ESS technology can replace complex gravel-packing techniques in many sand-control situations.

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

Wireline and Evaluation Services

Wireline services measure the physical properties of underground formations to help determine the location and potential deliverability of oil and gas from a reservoir. Wireline services are provided from surface logging units, which lower tools and sensors into the wellbore mainly on a single or multiple conductor wireline.

The provision of wireline and evaluation services is divided into five categories: open hole wireline, geoscience services, cased hole wireline, slickline services and integrated evaluation services:

•	Open Hole Wireline — This service helps locate oil and gas by measuring certain characteristics of geological formations and providing permanent records called “logs.” Open hole logging can be performed

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

•	Geoscience Services — This business unit, consisting of geologists, geophysicists, and drilling, completion, production and reservoir engineers, serves as the interdisciplinary bridge across our diverse product lines to support client efforts to maximize their oil and gas assets for the life of the well — from well planning through drilling, evaluation, completion, production, intervention and, finally, abandonment.

Major computing centers in Calgary and Houston, along with branches in Europe, the Middle East and Latin America, use the latest technology to deliver data to our clients — from real-time (LWD) “geosteering” for critical well placement decisions to ongoing reservoir monitoring with permanent “intelligent completion” sensors. We provide advanced reservoir solutions by incorporating open hole, cased hole and production data.

•	Cased Hole Wireline — This service is performed at various times throughout the life of the well and includes perforating, completion logging, production logging and casing integrity services. Perforating creates the flow path between the reservoir and the wellbore. Production logging can be performed throughout the life of the well to measure temperature, fluid type, flow rate, pressure and other reservoir characteristics. In addition, cased hole services may involve wellbore remediation, which could include the positioning and installation of various plugs and packers to maintain production or repair well problems, and casing inspection for internal or external abnormalities in the casing string.

•	SlicklineServices — This service uses a solid steel or braided nonconductor line, in place of a single or multiple conductor braided line used in electric logging, to run downhole memory tools, manipulate downhole production devices and provide fishing services primarily in producing wells.

•	Integrated Evaluation Services — We have expertise in wellsite sampling, core management services, geomechanical analysis and the evaluation of unconventional reservoirs.

Re-entry and Fishing

Our re-entry, fishing and thru-tubing services help clients repair wells that have mechanical problems or that need work to prolong production of oil and natural gas reserves.

Fishing Services — Fishing services are provided through teams of experienced fishing tool supervisors and a comprehensive line of fishing and milling tools. Our teams provide conventional fishing services, such as removing wellbore obstructions, including stuck or dropped equipment, tools, drillstring components and other debris, that have been left behind unintentionally during the drilling, completion or workover of new and old wells. Specialty fishing tools required in these activities include fishing jars, milling tools, casing cutters, overshots and spears. Our Fishing Services business unit also provides well patches and extensive plug-and-abandonment products.

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

Capillary Injection Technology and Services — Capillary technology maximizes well production while protecting tubular goods. With systems installed in live wells in just three to four hours, reservoir production is not interrupted.

Integrated Drilling

Our land drilling business was owned and operated under the name of Weatherford Drilling International. The majority of our rigs are located in the Eastern Hemisphere. We also have the ability to offer project management services to our clients, in which we provide a number of products and services needed to drill and complete a well, including the rig.

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

Competition

We provide our products and services worldwide, and compete in a variety of distinct segments with a number of competitors. Our principal competitors include Baker Hughes, BJ Services, Halliburton, Schlumberger and Smith International. We also compete with various other regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on a number of factors, including performance, safety, quality, reliability, service, price, response time and, in some cases, breadth of products.

Other Business Data

Raw Materials

We purchase a wide variety of raw materials as well as parts and components made by other manufacturers and suppliers for use in our manufacturing. Many of the products sold by us are manufactured by other parties. We are not dependent on any single source of supply for any of our raw materials or purchased components.

Customers

Our principal customers consist of major and independent oil and natural gas producing companies. During 2007, 2006 and 2005, none of our customers individually accounted for more than 10% of consolidated revenues.

Research and Development and Patents

We maintain world-class technology and training centers throughout the world. Our 34 research, development and engineering facilities are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and enhanced reservoir productivity. Our expenditures for research and development totaled $169.3 million in 2007, $149.4 million in 2006 and $107.4 million in 2005.

As many areas of our business rely on patents and proprietary technology, we have followed a policy of seeking patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance. In the U.S., we currently have 1,089 patents issued and over 419 pending. We have 1,881 patents issued in international jurisdictions and over 1,401 pending. We amortize patents over the years expected to be benefited, ranging from 3 to 20 years.

Although in the aggregate our patents are important to the manufacturing and marketing of many of our products, we do not believe that the loss of any one of our patents would have a material adverse effect on our business.

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

In January 2003, a subsidiary of Precision Energy Services was notified by the U.S. Environmental Protection Agency (“EPA”) that it was a potentially responsible party to the Gulf Nuclear Superfund Sites in Odessa, Tavenor and Webster, Texas. Based upon the information provided, it appears we will be classified as a de minimus party. Over the last three years, we have also been named as de minimus potentially responsible party in several other state and federal governmental superfund sites and have settled all of these matters for an aggregate of approximately $50,000. In February 2008, we paid a civil penalty of $208,000 to the Federal Aviation Administration to settle a complaint regarding the improper labeling of hazardous materials (lithium batteries) that were to be shipped aboard a commercial airliner.

Our 2007 expenditures to comply with environmental laws and regulations were not material, and we currently expect the cost of compliance with environmental laws and regulations for 2008 also will not be material.

Employees

At December 31, 2007, we employed approximately 38,000 employees. Certain of our operations are subject to union contracts. These contracts, however, cover less than two percent of our employees. We believe that our relationship with our employees is generally satisfactory.

Forward-Looking Statements

This report, as well as other filings made by us with the Securities and Exchange Commission (“SEC”), and our releases issued to the public contain various statements relating to future results, including certain projections and business trends. We believe these statements constitute “Forward-Looking Statements” as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,”

“would,” “will be,” “will continue,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words.

From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:

•	A downturn in market conditions could affect projected results. Any material changes in oil and natural gas supply and demand, oil and natural gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information we provide. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. In recent years, worldwide drilling activity has increased; however, if an extended regional and/or worldwide recession were to occur, it would result in lower demand and lower prices for oil and natural gas, which would adversely affect drilling and production activity and therefore would affect our revenues and income. We have assumed increases in worldwide demand will continue throughout 2008.

•	Availability of a skilled workforce could affect our projected results. Due to the high activity in the exploration and production and oilfield service industries there is an increasing shortage of available skilled labor, particularly in our high-growth regions. Our forward-looking statements assume we will be able to recruit and maintain a sufficient skilled workforce for activity levels.

•	Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to attain necessary raw materials or if we are unable to minimize the impact of increased raw materials costs through our supply chain initiatives or by passing through these increases to our customers, our margins and results of operations could be adversely affected.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to develop our products and services, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology through leverage of our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to controlled pressure drilling and testing systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services.

•	Nonrealization of expected benefits from our 2002 corporate reincorporation could affect our projected results. We are incorporated in Bermuda and we operate through our various subsidiaries in numerous countries throughout the world including the United States. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda or jurisdictions in which we or any of our subsidiaries operates or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

•	Nonrealization of expected benefits from our acquisitions could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of business acquisitions we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize the benefits of that. An inability to realize expected strategic advantages as a result of the acquisition would negatively affect the anticipated benefits of the acquisition.

•	The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of December 31, 2007, we had approximately $3.4 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future fluctuations in currency exchange rates.

•	Adverse weather conditions in certain regions could adversely affect our operations. In the summer of 2005, the Gulf of Mexico suffered several significant hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. In parts of 2006, and particularly in the second quarter of 2007, climatic conditions in Canada were not as favorable to drilling as we anticipated, which limited our results in that region. Similarly, unfavorable weather in Russia and in the North Sea could reduce our operations and revenues from those areas during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will be conducive to our operations. In particular, we have assumed the favorable winter conditions in Canada will continue later into the year in 2008 than was the case in 2007.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies. Any further military action undertaken by the U.S. or other countries could adversely affect our results of operations.

•	U.S. Government and internal investigations could affect our results of operations. We are currently involved in government and internal investigations involving various of our operations. These investigations are ongoing, and we cannot anticipate the timing, outcome or possible impact of these investigations, financial or otherwise. The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trading sanctions laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases multi-million dollar fines and other penalties and sanctions. Under trading sanctions laws, the Department of Justice (“DOJ”) may also seek to impose modifications to business practices, including immediate cessation of all business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations.

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

Foreign Operations

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

U.S. Government and Internal Investigations

We are currently involved in government and internal investigations involving various of our operations. We participated in the United Nations oil-for-food program governing sales of goods and services into Iraq. The SEC has subpoenaed certain documents in connection with an investigation into our participation in the oil-for-food program. The U.S. Department of Justice is also conducting an investigation of our participation in the oil-for-food program. We are cooperating fully with these investigations. We have retained legal counsel, reporting to our audit committee, to investigate this matter. These investigations are ongoing, and we cannot anticipate the timing, outcome or possible impact of these investigations, financial or otherwise.

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

With the assistance of outside counsel and in connection with the U.S. government investigations, we are conducting internal investigations regarding the embezzlement of approximately $175,000 at a European subsidiary and the possible improper use of these funds, including possible payments to government officials in Europe, during the period from 2000 to 2004, and the Company’s compliance with the Foreign Corrupt Practices Act and other laws worldwide. These internal investigations are preliminary and ongoing, and we cannot anticipate the timing, outcome or possible impact, if any, of the investigations, financial or otherwise. We have informed the SEC and the DOJ of these internal investigations, and the results of the internal investigations will be provided to the SEC and DOJ.

The DOJ, the SEC and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trading sanctions laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases multi-million dollar fines and other penalties and sanctions. Under trading sanctions laws, the DOJ may also seek to impose modifications to business practices, including immediate cessation of all business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs. In addition, our activities in sanctioned countries, such as Sudan and Iran, could result in certain investors, such as government sponsored pension funds, divesting or not investing in our common shares. Based on available information, we cannot predict what, if any, actions the DOJ, SEC or other authorities may take in our situation or the effect any such actions may have on our consolidated financial position or results of operations.

We have incurred costs of approximately $13 million through December 31, 2007 in connection with complying with these ongoing investigations and certain exit costs associated with sanctioned countries. We will have additional charges related to these matters in future periods, but we cannot quantify those charges or be certain of the timing of them.

Currency Exposure

A portion of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive income in the shareholders’ equity section in our Consolidated Balance Sheets. We recognize remeasurement and transactional gains and losses on currencies in our Consolidated Statements of Income, which may adversely impact our results of operations. We enter into foreign currency forward contracts and other derivative instruments as an effort to reduce our exposure to currency fluctuations; however, there can be no assurance that these hedging activities will be effective in reducing or eliminating foreign currency risks.

In certain foreign countries, a component of our cost structure is denominated in a different currency than our revenues. In those cases, currency fluctuations could adversely impact our operating margins.

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

Credit Markets Exposure

Recent turmoil in the credit markets, including events related to the sub-prime mortgage market, and the potential impact on liquidity of major financial institutions may have an adverse effect on our ability to fund growth opportunities through borrowings, under either existing or newly created instruments in the public or private markets on terms we believe to be reasonable.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our operations are conducted in approximately 100 countries. We currently have 128 manufacturing facilities and approximately 800 sales, service and distribution locations throughout the world. The following table describes the material facilities we owned or leased as of December 31, 2007:

	Facility Size	Property		Principal Services and Products
Location	(Sq. Ft.)	Size (Acres)	Tenure	Offered or Manufactured

North America:
Pearland, Texas	335,360	60.64	Owned	Fishing, drilling equipment
New Brighton, Minnesota	211,600	25.75	Owned	Water well and industrial screens
Nisku, Alberta, Canada	206,400	15.40	Owned	Reciprocating rod lift
Houma, Louisiana	175,000	13.00	Owned	Cementing products
Houston, Texas	173,000	18.19	Owned	Research and development
Nisku, Alberta, Canada	149,193	27.79	Owned	Drilling equipment, fishing, wireline, controlled pressure drilling and testing services
Houston, Texas	130,000	14.00	Owned	Sand screens
Woodward, Oklahoma	118,000	49.58	Leased	Reciprocating rod and hydraulic lift
Houston, Texas	115,649	2.65	Owned	Cased hole and flow control
Huntsville, Texas	112,648	20.00	Owned	Liner hangers
Houston, Texas	109,451	—	Leased	Operations center
Edmonton, Alberta, Canada	108,797	11.34	Owned	Reciprocating rod lift, progressing cavity pumps
Greenville, Texas	108,300	26.43	Owned	Reciprocating rod lift, electric submersible pumps
Broussard, Louisiana	101,434	9.01	Owned	Tubular running

	Facility Size	Property		Principal Services and Products
Location	(Sq. Ft.)	Size (Acres)	Tenure	Offered or Manufactured

Latin America:
Neuquen, Argentina	107,639	3.70	Leased	Well installation services, downhole and controlled pressure drilling and testing services, fishing, cementing, drilling equipment
Sao Leopoldo, Brazil	103,490	9.46	Owned	Progressing cavity pumps
Europe/West Africa/CIS:
Dubnica nad Vahom, Slovakia	163,396	5.75	Owned	Electric submersible pumping
Aberdeen, Scotland	148,379	8.67	Leased	Expandable slotted tubulars
Alberton, South Africa	123,237	5.40	Owned	Conventional screen technologies
Forus, Norway	113,182	4.66	Leased	Downhole services, well installation services, drilling equipment, thru tubing, cementing, fishing, re-entry, well intervention, completion systems
Middle East/North Africa/Asia:
Hassi Messaoud, Algeria	226,849	40.20	Owned	Fishing, liner hangers, controlled pressure drilling and testing services
Singapore, Singapore	160,170	2.33	Leased	Fishing, re-entry and decommissioning drilling tools and services, production operations and systems
Awjila, Libya	150,910	27.67	Leased	Warehouse and service
Corporate:
Houston, Texas	254,438	—	Leased	Corporate offices

Item 3.	Legal Proceedings

In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses, and we are subject to various self-retention limits and deductibles with respect to our insurance.

See “Item 1. Business — Other Business Data — Federal Regulation and Environmental Matters” on page 9 of this report, which is incorporated by reference into this item.

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

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the New York Stock Exchange under the symbol “WFT.” As of February 15, 2008, there were 2,049 shareholders of record. Additionally, there were 259 stockholders of Weatherford International, Inc. as of the same date who had not yet exchanged their shares. The following table sets forth, for the periods indicated, the range of high and low sales prices per common share as reported on the New York Stock Exchange.

	Price
	High	Low

Year ending December 31, 2007
First Quarter	$47.03	$35.90
Second Quarter	59.04	45.00
Third Quarter	71.00	48.63
Fourth Quarter	72.22	56.36
Year ending December 31, 2006
First Quarter	$46.19	$36.50
Second Quarter	58.73	44.04
Third Quarter	51.70	37.08
Fourth Quarter	47.05	38.25

On February 15, 2008, the closing sales price of our common shares as reported by the New York Stock Exchange was $65.20 per share. We have not declared or paid cash dividends on our common shares since 1984.

In December 2005, our Board of Directors approved a share repurchase program under which up to $1 billion of our outstanding common shares could be purchased. Future purchases of our shares can be made in the open market or privately negotiated transactions, at the discretion of management and as market conditions warrant. During the quarter ended December 31, 2007, we purchased our common shares in the following amounts at the following average prices:

			Total Number
			of Shares
			Purchased as	Maximum Number (or
			Part of	Approximate Dollar
			Publicly	Value) of Shares
	Total Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs

October 1-October 31, 2007	1,000,000	$66.93	1,000,000	$205,233,968
November 1-November 30, 2007	—	—	—	205,233,968
December 1-December 31, 2007	—	—	—	205,233,968

	1,000,000	66.93	1,000,000	205,233,968

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

During the quarter ended December 31, 2007, we withheld common shares to satisfy these tax withholding obligations as follows:

	No. of	Average
Period	Shares	Price

October 1-October 31, 2007	3,998	$63.50
November 1-November 30, 2007	133	65.75
December 1-December 31, 2007	470,158	66.43

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

Information concerning securities authorized for issuance under equity compensation plans is set forth in Part III of this report under “Item 12(d). Security Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.

Performance Graph

This graph compares the yearly cumulative return on our common shares with the cumulative return on the Dow Jones U.S. Oil Equipment and Services Index and the Dow Jones U.S. Index for the last five years. The graph assumes the value of the investment in the Company’s common shares and each index was $100 on December 31, 2002. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Weatherford specifically incorporates it by reference into such filing.

Comparison of Five Year Total Return

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

	Year Ended December 31,
	2007	2006	2005(a)	2004(b)	2003(c)
		(In thousands, except per share amount)

Statements of Operations Data:
Revenues	$7,832,062	$6,578,928	$4,333,227	$3,131,774	$2,562,034
Operating Income	1,624,336	1,354,687	570,598	402,995	279,365
Income From Continuing Operations	1,091,975	906,106	470,095	337,969	147,243
Basic Earnings Per Share From Continuing Operations	3.23	2.62	1.57	1.26	0.58
Diluted Earnings Per Share From Continuing Operations	3.14	2.55	1.48	1.18	0.56
Balance Sheet Data:
Total Assets	$13,190,957	$10,139,248	$8,580,304	$5,543,482	$4,994,324
Long-term Debt	3,066,335	1,564,600	632,071	1,404,431	1,379,611
Shareholders’ Equity	7,406,719	6,174,799	5,666,817	3,313,389	2,708,068
Cash Dividends Per Share	—	—	—	—	—

(a)	In August 2005, we acquired Precision Energy Services and Precision Drilling International for $942.7 million in cash and 52.0 million Weatherford common shares. In connection with the acquisition we recorded exit and restructuring charges of $114.2 million, $78.7 million net of tax. In December 2005, we recorded a $115.5 million gain on the sale of our remaining shares of Universal common stock with no related income tax impact.

(b)	In 2004, we recorded a $77.6 million gain on the sale of Universal common stock. There was no income tax impact related to the sale.

(c)	In August 2003, we incurred $20.9 million, $13.6 million net of taxes, of debt redemption expenses related to the early extinguishment of our Convertible Preferred Debentures.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive overview which, provides a general description of our company today, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for 2008 and 2009. Next, we analyze the results of our operations for the last three years, including the trends in our business. Then we review our cash flows and liquidity, capital resources and contractual commitments. We conclude with an overview of our critical accounting judgments and estimates and a summary of recently issued accounting pronouncements.

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

Overview

General

We provide equipment and services used for drilling, completion and production of oil and natural gas wells throughout the world. We conduct operations in approximately 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our offerings include drilling services, well construction services, wireline services, fishing and intervention services, completion systems and all forms of artificial lift.

We reviewed the presentation of our reporting segments during the first quarter of 2007. Based on this review, we determined that our operational performance is segmented and reviewed on a geographic basis. As a result, we realigned our financial reporting segments and now report the following regions as separate, distinct reporting segments (1) North America, (2) Latin America, (3) Europe/West Africa/CIS and (4) Middle East/North Africa/Asia. Our historical segment data previously reported under our Evaluation, Drilling & Intervention Services and Completion and Production Systems divisions have been restated for all periods to conform to the new presentation.

In June 2007, we approved a plan to sell our oil and gas development and production business. The business was formerly reported within our North America and Europe/West Africa/CIS segments and has been reclassified as a discontinued operation for all periods presented.

In July 2005, we sold our Gas Services International compression fabrication business. Results of this business were formerly reported within our Middle East/North Africa/Asia segment and have been reclassified as a discontinued operation for all periods presented.

Industry Trends

Changes in the current price and expected future prices of oil and natural gas influence the level of energy industry spending. Changes in expenditures result in an increased or decreased demand for our products and services. Rig count is an indicator of the level of spending for the exploration for and production of oil and natural gas reserves.

The following chart sets forth certain statistics that reflect historical market conditions:

			North
		Henry Hub	American Rig	International
	WTI Oil(1)	Gas(2)	Count(3)	Rig Count(3)

2007	$95.98	$7.48	2,171	1,122
2006	61.05	6.30	2,178	1,029
2005	61.04	11.23	2,046	948

(1)	Price per barrel as of December 31 — Source: Applied Reasoning, Inc.

(2)	Price per MM/BTU as of December 31 — Source: Oil World

(3)	Average rig count for December — Source: Baker Hughes Rig Count and other third-party data

Oil prices have increased during the twelve months of 2007 ranging from a low of $50.48 per barrel in mid-January to a high of $98.18 per barrel in November. Natural gas prices have increased approximately 19% since December 31, 2006, with prices ranging from a low of $5.38 MM/BTU at the end of August to a high of $8.64 MM/BTU in November. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected economic growth, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.

North America rig count has stayed relatively flat as compared to the end of 2006, as a reduction in Canadian activity was offset by an increase in U.S. activity. International rig count has increased approximately 9% since the end of 2006.

During 2007, drilling and completion spending continued to increase in both North America and the international markets. According to Spears & Associates, 2007 drilling and completion spending increased approximately 3% in North America and 19% in international markets compared to 2006 levels. Drilling and completion spending growth during 2008 is anticipated to be driven by the international markets. According to Spears & Associates, drilling and completion spending during 2008 is anticipated to increase approximately 18% in international markets while declining approximately 6% in North America markets as compared to 2007 levels.

Opportunities and Challenges

The nature of our industry offers many opportunities and challenges. We have created a long-term strategy aimed at growing our business, servicing our customers, and most importantly, creating value for our shareholders. The success of our long-term strategy will be determined by our ability to manage effectively any industry cyclicality, respond to industry demands and successfully penetrate new markets with our younger technologies.

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

2008 and 2009 Outlook

We believe the outlook for our businesses is favorable. As decline rates accelerate and reservoir productivity complexities increase, our clients will face growing challenges securing desired rates of production growth. Assuming the demand for hydrocarbons does not weaken, we believe this provides us with a robust outlook. The acceleration of decline rates and the increasing complexity of the reservoirs increase our customers’ requirements for technologies that improve productivity and efficiency.

Looking into 2008 and 2009, we expect average worldwide rig activity to grow as compared to fourth quarter 2007 levels, and we expect our business to continue to grow at a faster rate than the underlying rig count. We expect the Eastern Hemisphere to be our highest growth market during 2008, followed by the Latin America market. We expect our growth in 2008 and 2009 to be broad based, with all of our product and service lines continuing to build on 2007 achievements. These improvements should be driven by the strength of our technology and our global infrastructure. We expect our newer technologies to continue to gain traction across a wider breadth of geographic markets, similar to our performance in 2006 and 2007.

Geographic Markets.  Climate, natural gas and oil storage levels and commodity prices will dictate the rate of oilfield service activity growth in North America during 2008 and 2009. While these factors are difficult to predict with any certainty over short periods of time, we believe that the North American market has positive secular growth attributes over the longer term. During 2008, we expect North America activity to remain at or around current levels, on average. In October 2007, the Alberta provincial government adopted a new royalty regime applicable to hydrocarbon production in this province of Canada. Although the new program does not begin until 2009, we believe our customers have already begun to factor the increased costs imposed by the program into their economic planning process. We believe the net effect of the program will be a negative factor weighing on Canadian oil and gas activity.

We expect most of our growth in 2008 and 2009 will come out of the international markets. We expect Eastern Hemisphere growth rates for 2008 to be similar to our growth rates achieved for 2007 as compared to 2006. Furthermore, we believe it is likely we will experience similar growth rates in 2009. We expect North Africa, Russia, Middle East, West Africa, China and Central Europe to show the largest year-on-year growth. In addition, we expect volume increases in Latin America with the larger growth improvements stemming from Brazil, Mexico, Venezuela and Argentina. Similar to the Eastern Hemisphere, we anticipate Latin America growth rates for 2008 and 2009 to approximate year-on-year growth rates achieved during 2007.

Pricing.  The overall pricing outlook is positive. Pricing is trending upwards, concurrently with raw material and labor cost inflation. We expect pricing to remain positive throughout 2008, net of cost increases. Price improvements are being realized on a contract-by-contract basis and are occurring in different classes of products and service lines depending upon the region.

Overall, the level of improvements for our businesses for 2008 will continue to depend heavily on our ability to further penetrate existing markets with our younger technologies and to successfully introduce these technologies to new markets. The recruitment, training and retention of personnel will also be a critical factor in growing our business in 2008 and beyond. The continued strength of the industry will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

Results of Operations

The following charts contain selected financial data comparing our consolidated and segment results from operations for 2007, 2006 and 2005. On August 31, 2005, we completed the acquisition of Precision Energy Services and Precision Drilling International, divisions of Precision Drilling Corporation. The results of operations from the acquired businesses are included in our results of operations from the date of acquisition; therefore, the year ended December 31, 2005 includes four months of activity from these acquired businesses.

Comparative Financial Data

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except percentages and
	per share data)

Revenues:
North America	$3,937,456	$3,672,630	$2,400,705
Latin America	882,318	726,197	423,974
Europe/West Africa/CIS	1,188,519	827,343	659,308
Middle East/North Africa/Asia	1,823,769	1,352,758	849,240

	7,832,062	6,578,928	4,333,227
Gross Profit%(a):	35.4%	36.0%	31.9%
Research and Development:	169,317	149,429	107,362
Selling, General and Administrative Attributable to Segments	850,359	746,386	535,465
Corporate General and Administrative	130,440	115,593	77,154
Exit Costs and Restructuring Charges	—	—	93,581
Operating Income (Expense):
North America	1,012,402	1,035,804	509,290
Latin America	201,810	132,616	60,117
Europe/West Africa/CIS	293,823	171,437	121,179
Middle East/North Africa/Asia	416,058	279,852	158,109
Exit Costs and Restructuring Charges	—	—	(93,581)
Corporate and other(b)	(299,757)	(265,022)	(184,516)

	1,624,336	1,354,687	570,598
Gain on Sale of Universal Common Stock	—	—	115,456
Debt Redemption Expense	—	—	(4,733)
Interest Income	11,847	6,656	11,208
Interest Expense	(183,128)	(109,216)	(80,189)
Other, Net	(8,569)	(13,218)	19,777
Effective Tax Rate	23.0%	25.9%	25.5%
Income from Continuing Operations per Diluted Share	$3.14	$2.55	$1.48
Loss from Discontinued Operation, Net of Taxes	(21,369)	(9,737)	(2,675)
Net Income per Diluted Share	3.08	2.53	1.47
Depreciation and Amortization	606,226	482,948	334,330

(a)	During the year ended December 31, 2005, we incurred $20.7 million of inventory write-downs associated with our 2005 acquisition of Precision.

(b)	Includes research and development expenses, which are not allocated geographically.

Consolidated Revenues by Product Line

	Year Ended December 31,
	2007	2006	2005

Artificial Lift Systems	18%	18%	21%
Well Construction	16	15	17
Drilling Services	15	15	12
Drilling Tools	12	12	13
Completion Systems	10	10	13
Wireline	8	10	7
Re-entry & Fishing	8	8	7
Stimulation & Chemicals	6	6	6
Integrated Drilling	5	5	2
Pipeline & Specialty Services	2	1	2

Total	100%	100%	100%

Company Results

Revenues

Consolidated revenues increased $1,253.1 million, or 19.0%, in 2007 as compared to 2006. The increase resulted primarily from organic growth as our businesses continued to benefit from increasing market activity and share gains. Approximately 79% of our revenue growth was derived from outside of North America. International revenues increased $988.3 million, or 34.0%, in 2007 as compared to 2006. This increase outpaced the 8% increase in average international rig count over the comparable period. Revenues from our drilling services, well construction and artificial lift product lines were strong contributors to the year-over-year increase.

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

Gross Profit

Our gross profit as a percentage of revenues declined marginally to 35.4% in 2007 from 36.0% in 2006. The decline in margin was driven by the downturn in the Canadian market experienced during 2007. This decline was offset by stronger contributions from our international markets, all of which increased their gross profit and margins year-over-year.

Our gross profit as a percentage of revenues increased from 31.9% in 2005 to 36.0% in 2006. This increase was primarily the result of the positive impact of higher base revenues to cover fixed costs, with additional contributions from stronger North America and international pricing. In addition, the year ended December 31, 2005 included inventory write downs of $20.7 million associated with our 2005 integration/reorganization plan.

Research and Development

Research and development expenses increased $19.9 million, or 13.3%, in 2007 as compared to 2006 and $42.1 million, or 39.2%, in 2006 as compared to 2005. Research and development expenses as a percentage of revenues were 2.2%, 2.3% and 2.5% in 2007, 2006 and 2005, respectively. Our 2005 acquisition accounted for approximately $40 million of the increase experienced during 2006. The remaining increases of research and development expenditures reflect our continued focus on developing and commercializing new technologies as well as investing in our core product offerings.

Selling, General and Administrative Attributable to Segments

Selling, general and administrative expenses attributable to segments increased $104.0 million, or 13.9%, in 2007 as compared to 2006, and $210.9 million, or 39.4%, in 2006 compared to 2005. Selling, general and administrative expenses as a percentage of revenues were 10.9%, 11.3% and 12.4% in 2007, 2006 and 2005, respectively. The percentage decline was due primarily to our higher revenue base to absorb fixed costs.

Corporate General and Administrative

Corporate general and administrative expenses increased $14.8 million, or 12.8%, from 2006 to 2007 and $38.4 million, or 49.8%, from 2005 to 2006. The current year increase is primarily attributable to approximately $13 million in costs incurred during the current year in connection with on-going investigations by the U.S. government (see Item 1A. Risk Factors-U.S. Government and Internal Investigations). Severance charges of approximately $15 million and $17 million were incurred during the years ended December 31, 2007 and 2006, respectively. The increase in corporate, general and administrative expenses from 2005 to 2006 was due to the $17 million in severance charges incurred during 2006 with the remainder of the increase primarily due to increased costs associated with higher employee compensation expense and professional services fees.

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

The 2005 integration and reorganization plans were substantially complete as of December 31, 2006. No additional costs were recorded during the years ended December 31, 2007 or 2006, and we do not anticipate future charges relating to these activities.

Gain on Sale of Universal Common Stock

We sold our remaining 6.75 million shares of Universal Compression common stock during 2005 for net proceeds of $276.8 million and recognized a gain of $115.5 million with no related tax impact.

Interest Expense

Interest expense increased $73.9 million, or 67.7%, in 2007 compared to 2006. The increase in interest expense was primarily attributable to an overall increase in our long-term debt combined with higher effective interest rates associated with the long-term debt. The incremental borrowings added during the current year were used to fund capital expenditures, to fund our current year acquisitions and to fund our acquisition of shares under our share repurchase program.

Interest expense increased $29.0 million, or 36.2%, in 2006 as compared to 2005. This increase was due primarily to our additional long-term debt issuances during 2006 used to fund our acquisition of shares under our share repurchase program and to fund current year acquisitions. The increase was partially offset by the settlement of our Zero Coupon Convertible Senior Debentures and the reduction of our outstanding debt balance with the proceeds received from the sale of our remaining investment in Universal Compression, which occurred in the third and fourth quarters of 2005, respectively.

Other, Net

Other, net increased $4.7 million from 2006 to 2007 and decreased $33.0 million from 2005 to 2006. The decrease from 2005 to 2006 was primarily a result of unfavorable changes in foreign currency exchange rates experienced during 2006. In addition, the year ended December 31, 2005 included equity in earnings of $9.5 million from our investment in Universal Compression. Our remaining interest in Universal Compression was sold in December of 2005.

Income Taxes

Our effective tax rates were 23.0% in 2007, 25.9% in 2006 and 25.5% in 2005. The decrease in our effective tax during 2007 as compared to 2006 was due to benefits realized from the refinement of our international tax structure and changes in our geographic earnings mix.

During 2006, we realized a tax benefit of $26.4 million related to the favorable settlement of certain foreign tax exposures, which lowered our effective rate for the period. During 2005, we incurred exit and restructuring charges and debt redemption expense of $119.0 million, $81.9 million net of tax, and a gain on our sale of Universal Compression common stock of $115.5 million with no related tax impact. We also incurred additional tax expense of $23.9 million associated with the impairment of certain foreign tax credits resulting from the integration of the Precision acquisition into our tax structure. On a net basis, these items and their associated income tax impact reduced our 2005 effective income tax rate.

Segment Results

North America

North America revenues increased $264.8 million, or 7.2%, in 2007 as compared to 2006. The increase in North America revenues was entirely attributable to the U.S. where the average rig count increased 7% over the same period. Our Canadian revenues decreased approximately 15% in 2007 as compared to 2006, which reflected the deterioration in drilling activity in the region. Canadian rig count over the comparable period decreased 27%. Revenues from our artificial lift, well construction, stimulation & chemicals and drilling services product lines were the strongest contributors to the year-over-year increase.

Operating income decreased $23.4 million, or 2.3%, from $1,035.8 million in 2006 to $1,012.4 million in 2007. Operating margins were 25.7% in 2007 compared to 28.2% in 2006. The decline in operating income and margin was the result of the adverse conditions experienced in the Canadian market during 2007, particularly in our services businesses which typically contribute higher margins.

North America revenues increased $1,271.9 million, or 53.0%, in 2006 as compared to 2005. The increase in North America revenues was primarily attributable to the U.S., which increased approximately 56% over 2005. This increase exceeded the 19% increase in U.S. rig count over the same period. Excluding revenues from acquisitions, North America revenues increased approximately 33% over the prior year. This region’s increase outpaced the North America rig count increase of 15%. The increase in activity and pricing in the U.S. and Canadian markets were key contributors to revenue growth during 2006.

Operating income increased $526.5 million, or 103.4%, from $509.3 million in 2005 to $1,035.8 million in 2006. Operating margins were 28.2% in 2006 compared to 21.2% in 2005. The increase in operating income and margins was due primarily to the additional incremental revenues generated during 2006 to cover our fixed cost base. Our operating income for 2006 includes a full year of results from our acquisition of Precision Energy Services versus four months during 2005. In addition, 2005 operating results were negatively impacted by hurricane activity in the Gulf Coast region.

Latin America

Revenues in our Latin America segment increased $156.1 million, or 21.5%, in 2007 as compared to 2006. This increase outpaced the 10% increase in Latin American rig count over the comparable period. Revenues from our artificial lift, drilling tools and drilling services service lines were the strongest contributors to the year-over-year increase.

Operating income increased $69.2 million, or 52.2%, from $132.6 million in 2006 to $201.8 million in 2007. Operating margins were 22.9% in 2007 compared to 18.3% in 2006. The increase in operating income and margins was primarily attributable to the incremental revenues generated during the current year to cover our fixed cost base.

Revenues in our Latin America segment increased $302.2 million, or 71.3%, in 2006 as compared to 2005. The revenue increase was partially attributable to increased activity in the region. Excluding acquisitions, Latin America revenues increased approximately $100 million, or 30%, over the prior year. This increase outpaced the 3% increase in Latin American rig count over the comparable period.

Operating income increased $72.5 million, or 120.6%, from $60.1 million in 2005 to $132.6 million in 2006. Operating margins were 14.2% in 2005 compared to 18.3% in 2006. The increase in operating income and margins was primarily attributable to the incremental revenues generated during 2006 through both acquisitions and organic growth combined with a shift to more service-based activity, which typically contributes higher margins.

Europe/West Africa/CIS

Revenues in our Europe/West Africa/CIS segment increased $361.2 million, or 43.7%, in 2007 as compared to 2006. The region contributed approximately 29% of our total revenue growth for 2007 and exceeded the 1% increase in average rig count in the region over the comparable period. Revenues from our well construction, drilling services and completion systems product lines were the strongest contributors to the year-over-year increase.

Operating income increased $122.4 million, or 71.4%, from $171.4 million in 2006 to $293.8 million in 2007. Operating margins were 24.7% in 2007 compared to 20.7% in 2006. This year-over-year improvement in operating income and margins was primarily the result of higher revenues during the current year absorbing the region’s fixed cost base. In addition, the current year operating results includes our share in earnings from our equity investment in a Russian joint venture acquired in June 2007.

Revenues in our Europe/West Africa/CIS segment increased $168.0 million, or 25.5%, in 2006 as compared to 2005, which exceeded the 11% increase in average rig count in the region over the comparable period. Operating income increased $50.3 million, or 41.5%, from $121.2 million in 2005 to $171.4 million in 2006. Operating margins were 18.4% in 2005 compared to 20.7% in 2006. This year-over-year improvement in operating income and margins was primarily the result of higher revenues during the current year absorbing the region’s fixed cost base.

Middle East/North Africa/Asia

Revenues in our Middle East/North Africa/Asia segment increased $471.0 million, or 34.8%, in 2007 as compared to 2006. This region contributed approximately 38% of our total revenue growth for 2007 and exceeded the average rig count increase of 9% for this region over the comparable period. Revenues from our drilling services, re-entry & fishing and well construction product lines were among the strongest contributors to the year-over-year increase.

Operating income increased $136.2 million, or 48.7%, from $279.9 million in 2006 to $416.1 million in 2007. Operating margins were 22.8% in 2007 compared to 20.7% in 2006. The increase in operating income and margins was due to the incremental revenues generated during the current period to cover our fixed cost base.

Revenues in our Middle East/North Africa/Asia segment increased $503.5 million, or 59.3%, in 2006 as compared to 2005. Excluding acquisitions, revenues increased approximately $250 million, or 34%, over the prior year. This increase exceeded the average rig count increase of 15% for this region over the comparable period.

Operating income increased $121.7 million, or 77.0%, from $158.1 million in 2005 to $279.9 million in 2006. Operating margins were 18.6% in 2005 compared to 20.7% in 2006. Similar to the increase experienced in the current year, operating income and margins were up due primarily to the incremental revenues generated, which helped cover our fixed cost base.

Discontinued Operations

Our discontinued operations consist of our oil and gas development and production company and our Gas Services International fabrication business. We had losses from our discontinued operations, net of taxes, of $21.4 million, $9.7 million and $2.7 million for the years ended 2007, 2006 and 2005, respectively.

We had a loss from our oil and gas development and production company, net of taxes, of $21.4 million, $9.7 million and $3.9 million, respectively, for the years ended December 31, 2007, 2006, and 2005. The current year loss includes approximately $17 million, net of tax, for asset impairment charges related to write-downs of the operation’s U.S. properties currently held for sale. We completed the sale of the operation’s international properties in November 2007 and recorded a gain of approximately $5 million, net of tax, in connection with the sale.

We generated income from our fabrication business discontinued operation of $1.2 million, net of taxes, for the year ended December 31, 2005. The sale of the fabrication business was finalized in July 2005 for a gain of approximately $0.6 million.

Equity Investment Acquisition

We acquired a 33% ownership interest in Premier Business Solutions (“PBS”) in June 2007 for approximately $330 million. PBS conducts business in Russia and is the world’s largest electric submersible pump manufacturer by volume. Subsequent to year-end, we sold our electrical submersible pumps product line to PBS.

Liquidity and Capital Resources

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

Committed Borrowing Facility

We maintain a revolving credit agreement with a syndicate of banks of which JPMorgan Chase Bank is the Administrative Agent (“Revolving Credit Facility”). This facility allows for a combination of borrowings, support for our commercial paper program and issuances of letters of credit and expires in May 2011. The weighted average interest rate on the outstanding borrowings of this facility was 5.2% at December 31, 2007. The Revolving Credit Facility requires us to maintain a debt-to-capitalization ratio of less than 60% and contains other covenants and representations customary for an investment-grade commercial credit. We were in compliance with these covenants at December 31, 2007. The following is a recap of our availability under the Revolving Credit Facility at December 31, 2007 (in millions):

Facility amount	$1,500.0
Less uses of facility:
Amount drawn	491.0
Commercial paper	191.6
Letters of credit	68.6

Availability	$748.8

Commercial Paper

We have a $1.5 billion commercial paper program under which we may from time to time issue short-term, unsecured notes. Our commercial paper issuances are supported by the Revolving Credit Facility. The weighted average interest rate related to outstanding commercial paper issuances at December 31, 2007 was 5.1%.

Cash Requirements

During 2008, we anticipate our cash requirements to include working capital needs, capital expenditures and the repurchase of our common shares, subject to market conditions, and business acquisitions. We anticipate funding these requirements from cash generated from operations and availability under our Revolving Credit

Facility. In addition, we anticipate receiving approximately $200 million during the first quarter of 2008 from the sale of our electrical submersible pumps product line to PBS and from entering into a long-term joint venture with Qatar Petroleum Company.

Capital expenditures for 2008 are projected to be approximately $1.8 billion. The expenditures are expected to be used primarily to support the growth of our business and operations. Capital expenditures during the year ended December 31, 2007 were $1,568.0 million, net of proceeds from tools lost down hole of $67.0 million.

In December 2005, our board authorized us to repurchase up to $1.0 billion of our outstanding common shares. We may from time to time repurchase our common shares depending upon the price of our common shares, our liquidity and other considerations. During the year ended December 31, 2007, we repurchased 5.1 million of our common shares at an aggregate price of $246.2 million.

From time to time we acquire businesses or technologies that increase our range of products and services, expand our geographic scope or are otherwise strategic to our businesses. During the year ended December 31, 2007, we used approximately $275.1 million in cash, net of cash acquired, in business acquisitions.

Contractual Obligations

The following summarizes our contractual obligations and contingent commitments by period. The obligations we pay in future periods may vary from those reflected here due to certain assumptions including the duration of our obligations and anticipated actions by third parties.

	Payments Due by Period
		Less than	1-3	4-5	After
Obligations and Commitments	Total	1 Year	Years	Years	5 Years
	(In millions)

Short-term debt	$762.6	$762.6	$—	$—	$—
Long-term debt(a)	3,076.5	9.2	13.0	954.3	2,100.0
Interest on long-term debt	2,562.6	188.0	376.0	333.1	1,665.5
Noncancellable operating leases	345.7	71.8	91.5	51.9	130.5
Purchase obligations	280.0	280.0	—	—	—

Total contractual obligations	$6,747.4	$1,031.6	$480.5	$1,339.3	$3,896.0

(a)	Amounts represent the expected cash payments for our total debt and do not include any unamortized discounts or deferred gains on terminated interest rate swap agreements.

Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, unrecognized tax benefits, including interest and penalties, of $48.9 million have been excluded from the contractual obligations table above.

Senior Notes

On June 18, 2007, we completed a $1.5 billion long-term debt offering comprised of (i) $600 million of 5.95% senior notes due 2012 (“5.95% Senior Notes”), (ii) $600 million of 6.35% senior notes due 2017 (“6.35% Senior Notes”) and (iii) $300 million of 6.80% senior notes due 2037 (“6.80% Senior Notes”). Net proceeds of approximately $1.486 billion were used to repay outstanding borrowings on our commercial paper program and for general corporate purposes. Interest on these notes are due payable semi-annually on June 15 and December 15 of each year.

On August 7, 2006, we completed an offering of $600.0 million senior notes at a coupon rate of 6.50% (“6.50% Senior Notes”) with a maturity in August 2036. Net proceeds of $588.3 million were used to partially repay outstanding borrowings on our commercial paper program. Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year.

On May 15, 2006, the stated maturity date, we repaid in full the outstanding $200.0 million of 7.25% Senior Notes plus all accrued interest.

On February 17, 2006, we completed an offering of $350.0 million of 5.50% senior notes due 2016 (“5.50% Senior Notes”). Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year. Net proceeds from the offering were $346.2 million and were used to reduce borrowings on our commercial paper program.

Interest Rate Swaps

As of December 31, 2007 and 2006, we had net unamortized gains of $12.0 million and $14.3 million, respectively, associated with interest rate swap terminations. Our interest expense was reduced by $2.3 million, $4.0 million and $6.8 million for 2007, 2006 and 2005, respectively, as a result of our interest rate swap activity. There were no interest rate swap agreements outstanding as of December 31, 2007 and 2006.

Other Derivative Instruments

As of December 31, 2007 and 2006, we had several foreign currency forward contracts and one option contract with notional amounts aggregating $681.7 million and $271.0 million, respectively, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian krone. The total estimated fair value of these contracts at December 31, 2007 resulted in an asset of $2.4 million and at December 31, 2006 resulted in a liability of $1.0 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At December 31, 2007, we had notional amounts outstanding of $364.3 million. The total estimated fair value of these contracts at December 31, 2007 and 2006 resulted in a liability of $73.8 million and $11.1 million, respectively. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

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

Pension Plans

We have defined benefit pension plans covering certain of our U.S. and international employees that provide various pension benefits. During 2007, we contributed $12.5 million towards those plans, and for 2008, we anticipate funding approximately $13.2 million through cash flows from operating activities.

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

Off Balance Sheet Arrangements

Guarantees

The following obligations of Weatherford International, Inc. (“Issuer”) were guaranteed by Weatherford International Ltd. (“Parent”) as of December 31, 2007: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes, and (iv) the 6.80% Senior Notes.

The following obligations of the Parent were guaranteed by the Issuer as of December 31, 2007: (i) the Revolving Credit Facility, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes and (v) issuances of notes under the commercial paper program.

Letters of Credit

We execute letters of credit in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of December 31, 2007, we had $216.1 million of letters of credit and bid and performance bonds outstanding, consisting of $147.5 million outstanding under various uncommitted credit facilities and $68.6 million letters of credit outstanding under our committed facilities. If the beneficiaries called these letters of credit, the called amount would become an on-balance sheet liability, and our available liquidity would be reduced by the amount called.

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

We perform an impairment test for goodwill and indefinite-lived intangible assets annually as of October 1, or earlier if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying value. Our impairment test for indefinite-lived intangible assets involves the comparison of the fair value of the intangible asset and its carrying value. The fair value is determined using discounted cash flows. Certain estimates and judgments are required in the application of these fair value models. The discounted cash flow analysis consists of estimating the future cash flows that are directly associated with each of our reporting units. These cash flows are inherently subjective and require significant estimates based upon historical experience and future expectations such as budgets and industry projections. We have determined no impairment exists; however, if for any reason the fair value of our goodwill or that of any of our reporting units or the fair value of our intangible assets with indefinite lives declines below the carrying value in the future, we may incur charges for the impairment. The amount of the impairment, if any, is then determined based on an allocation of the reporting unit fair values to individual assets and liabilities.

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

Useful Lives

Buildings and leasehold improvements	5-40 years or lease term
Rental and service equipment	2-20 years
Machinery and other	2-12 years
Intangible assets	2-20 years

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

Employee Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for all share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic method, no compensation expense is recognized when the exercise price of an employee stock option is equal to the common share market price on the grant date and all other factors of the grant are fixed. Under SFAS No. 123R, companies must account for share-based compensation transactions using a fair-value method and recognize the expense in the consolidated statement of income. Effective January 1, 2006, we adopted SFAS No. 123R using the modified-prospective transition method. Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered.

Effective January 1, 2003, we adopted SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to expense the fair value of employee stock-based compensation for awards granted, modified or settled subsequent to December 31, 2002. We elected the prospective method of adoption, and under this method, the fair value of employee stock-based awards granted or modified subsequent to adoption is measured at the grant date and is recognized as an expense over the service period, which is usually the vesting period. Accordingly, the adoption of SFAS No. 123R’s fair value method did not have a significant impact on our reported results of operations for the year ended December 31, 2006 as all of the grants issued prior to the adoption of SFAS No. 123 were fully vested in the prior year and the grants issued subsequent to January 1, 2003 are being expensed at their estimated fair value.

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

We used the following weighted average assumptions in the Black-Scholes option pricing model for determining the fair value of our 2006 and 2007 stock option grants:

	Expected	Risk-Free	Expected
	Volatility	Interest Rate	Life	Dividends

2006	36.2%	4.7%	5.0	None
2007	31.0%	4.5%	5.0	None

We calculated the expected volatility of options granted in 2007 using a blended rate based upon implied volatility calculated on actively traded options on our common shares and upon the historical volatility of our common shares. We calculated the expected volatility for options granted in 2006 by measuring the volatility of our historical stock price for a period equal to the expected life of the option and ending at the time the option was granted. We determined the risk-free interest rate based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the option at the time the option was granted. In estimating the expected lives of our stock options, we have relied primarily on our actual experience with our previous stock option grants. The expected life is less than the term of the option as option holders, in our experience, exercise or forfeit the options during the term of the option.

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

Due to the significance of the discount rates and expected long-term rates of return, the following sensitivity analysis demonstrates the effect that a 50 basis point change in those assumptions will have on annual pension expense:

	Increase (Decrease) of Annual
	Pension Expense
	50 Basis Point	50 Basis Point
	Increase	Decrease
	(In millions)

Discount rate	$(1.3)	$1.6
Expected long-term rate of return	$(0.8)	$0.8

Income Taxes

We provide for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard takes into account the differences between the financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our effective tax rates for 2007, 2006 and 2005 were 23.0%, 25.9% and 25.5%, respectively.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon examination by the relevant taxing authority.

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

As of December 31, 2007, our net deferred tax assets were $66.3 million before a related valuation allowance of $61.6 million. As of December 31, 2006, our net deferred tax assets were $90.0 million excluding a related valuation allowance of $51.8 million.

For a more comprehensive list of our accounting policies, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 1.”

New Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 requires a company to disclose its policy regarding the presentation of tax receipts on the face of the income statement. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The provisions of EITF 06-3 are effective for periods beginning after December 15, 2006. Therefore, we adopted EITF 06-3 on January 1, 2007. We present taxes collected from customers on a net basis.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, established a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 159 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations completed in fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that the adoption of SFAS No. 160 will have on our financial position, results of operation and cash flows.

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

Assets and liabilities of which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Accumulated Other Comprehensive Income in the shareholders’ equity section on our Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $334.2 million adjustment to increase our equity account for the year ended December 31, 2007 to reflect the net impact of the strengthening of various foreign currencies against the U.S. dollar.

As of December 31, 2007 and 2006, we had several foreign currency forward contracts and one option contract with notional amounts aggregating $681.7 million and $271.0 million, respectively, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian krone. The total estimated fair value of these contracts at December 31, 2007 resulted in an asset of $2.4 million and at December 31, 2006, resulted in a liability of $1.0 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At December 31, 2007, we had notional amounts outstanding of $364.3 million. The estimated fair value of these contracts at December 31, 2007 and 2006 resulted in a liability of $73.8 million and $11.1 million, respectively. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

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

Our long-term borrowings that were outstanding at December 31, 2007 subject to interest rate risk consist of the following:

	December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)

6.625% Senior Notes due 2011	$355.6	$369.0	$356.9	$368.8
5.95% Senior Notes due 2012	598.9	617.6	—	—
4.95% Senior Notes due 2013	254.7	245.0	255.4	245.2
5.50% Senior Notes due 2016	348.7	337.8	348.6	339.9
6.35% Senior Notes due 2017	599.5	623.9	—	—
6.50% Senior Notes due 2036	595.8	597.6	595.7	619.5
6.80% Senior Notes due 2037	298.1	312.8	—	—

We have various other long-term debt instruments of $21.6 million at December 31, 2007, but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $762.6 million at December 31, 2007 approximate fair value.

As it relates to our variable rate debt, if market interest rates average 1.0% more in 2008 than the rates as of December 31, 2007, interest expense for 2008 would increase by $7.8 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in our financial structure.

Interest Rate Swaps

We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. The counterparties to our interest rate swaps are multinational commercial banks. In light of recent events in the global credit markets and the potential impact of these events on the liquidity of the banking industry, we continue to monitor the creditworthiness of our counterparties.

We have used interest rate swaps to take advantage of available short-term interest rates. Amounts received upon termination of the swaps represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are being amortized as a reduction to interest expense over the remaining term of the debt.

As of December 31, 2007 and 2006, we had net unamortized gains of $12.0 million and $14.3 million, respectively, associated with interest rate swap terminations. Our interest expense was reduced by $2.3 million and $4.0 million for the years ended December 31, 2007 and 2006, respectively. There were no interest rate swap agreements outstanding as of December 31, 2007.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that as of December 31, 2007 the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by Ernst  & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Weatherford International Ltd. and Subsidiaries

We have audited Weatherford International Ltd’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Weatherford International Ltd’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Weatherford International Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Weatherford International Ltd. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
February 20, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Weatherford International Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Weatherford International Ltd. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weatherford International Ltd and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretations — FIN 48: Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109 and, as discussed in Note 17, effective December 31, 2006 the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Weatherford International Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
February 20, 2008

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except par value)

ASSETS
Current Assets:
Cash and Cash Equivalents	$170,714	$126,287
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $13,760 in 2007 and $13,452 in 2006	1,961,854	1,560,849
Inventories	1,607,684	1,239,034
Current Deferred Tax Assets	165,508	144,833
Other Current Assets	566,009	320,772

	4,471,769	3,391,775

Property, Plant and Equipment, at Cost:
Land, Buildings and Leasehold Improvements	557,081	433,671
Rental and Service Equipment	3,984,942	2,813,739
Machinery and Other	2,011,884	1,657,038

	6,553,907	4,904,448
Less: Accumulated Depreciation	2,400,062	1,925,177

	4,153,845	2,979,271

Goodwill	3,358,490	3,000,589
Other Intangible Assets, Net	596,999	599,828
Equity Investments	368,618	31,175
Other Assets	241,236	136,610

	$13,190,957	$10,139,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$774,220	$648,736
Accounts Payable	612,775	509,942
Accrued Salaries and Benefits	239,870	240,327
Foreign Income Taxes Payable	105,982	217,815
Other Current Liabilities	469,518	426,325

	2,202,365	2,043,145

Long-term Debt	3,066,335	1,564,600
Deferred Tax Liabilities	197,494	136,208
Other Liabilities	318,044	220,496
Shareholders’ Equity:
Common Shares, $1 Par Value, Authorized 1,000,000 Shares, Issued 363,602 and 361,921 Shares, Respectively	363,602	361,921
Capital in Excess of Par Value	4,359,349	4,275,534
Treasury Shares, Net	(924,202)	(681,116)
Retained Earnings	3,170,182	2,099,307
Accumulated Other Comprehensive Income	437,788	119,153

	7,406,719	6,174,799

	$13,190,957	$10,139,248

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenues:
Products	$2,983,427	$2,490,059	$1,856,278
Services	4,848,635	4,088,869	2,476,949

	7,832,062	6,578,928	4,333,227
Costs and Expenses:
Cost of Products	2,087,296	1,731,373	1,301,738
Cost of Services	2,970,314	2,481,460	1,647,329
Research and Development	169,317	149,429	107,362
Selling, General and Administrative Attributable to Segments	850,359	746,386	535,465
Corporate General and Administrative	130,440	115,593	77,154
Exit Costs and Restructuring Charges	—	—	93,581

	6,207,726	5,224,241	3,762,629

Operating Income	1,624,336	1,354,687	570,598
Other Income (Expense):
Gain on Sale of Universal Common Stock	—	—	115,456
Interest Income	11,847	6,656	11,208
Interest Expense	(183,128)	(109,216)	(80,189)
Debt Redemption Expense	—	—	(4,733)
Other, Net	(8,569)	(13,218)	19,777

Income from Continuing Operations Before Income Taxes and Minority Interest	1,444,486	1,238,909	632,117
Provision for Income Taxes	(332,760)	(321,473)	(161,205)

Income from Continuing Operations Before Minority Interest	1,111,726	917,436	470,912
Minority Interest, Net of Taxes	(19,751)	(11,330)	(817)

Income from Continuing Operations	1,091,975	906,106	470,095
Loss from Discontinued Operations, Net of Taxes	(21,369)	(9,737)	(2,675)

Net Income	$1,070,606	$896,369	$467,420

Basic Earnings Per Share:
Income from Continuing Operations	$3.23	$2.62	$1.57
Loss from Discontinued Operations	(0.07)	(0.03)	(0.01)

Net Income	$3.16	$2.59	1.56

Diluted Earnings Per Share:
Income from Continuing Operations	$3.14	$2.55	$1.48
Loss from Discontinued Operations	(0.06)	(0.02)	(0.01)

Net Income	$3.08	$2.53	$1.47

Weighted Average Shares Outstanding:
Basic	338,516	346,123	300,336
Diluted	347,758	354,832	322,286

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common	Capital in		Other	Treasury Shares			Total
	Shares	Excess of Par	Retained	Comprehensive		Share	Deferred	Shareholders’
	$1 Par	Value	Earnings	Income (Loss)	Shares	Value	Compensation	Equity
				(In thousands, except par value)

Balance at December 31, 2004	$290,558	$2,386,086	$735,518	$129,291	(18,088)	$(244,533)	$16,469	$3,313,389
Comprehensive Income:
Net Income	—	—	467,420	—	—	—	—	467,420
Foreign Currency Translation Adjustment	—	—	—	(23,856)	—	—	—	(23,856)
Pension Liability Adjustment, Net of Tax	—	—	—	(8,880)	—	—	—	(8,880)
Unrealized Loss on Derivative Instruments, Net of Tax	—	—	—	(4,180)	—	—	—	(4,180)
Realized Loss on Derivative Instruments, Net of Tax	—	—	—	277	—	—	—	277

Comprehensive Income (Loss)	—	—	467,420	(36,639)	—	—	—	430,781
Shares Issued in Acquisition	52,000	1,346,020	—	—	—	—	—	1,398,020
Conversion of Zero Coupon Convertible Senior Debentures	7,346	228,845	—	—	—	—	—	236,191
Equity Awards Granted, Vested and Exercised	9,069	130,907	—	—	6,064	74,971	—	214,947
Excess Tax Benefit of Share-Based Compensation Plans	—	72,507	—	—	—	—	—	72,507
Other	—	—	—	—	165	(473)	1,455	982

Balance at December 31, 2005	358,973	4,164,365	1,202,938	92,652	(11,859)	(170,035)	17,924	5,666,817
Comprehensive Income:
Net Income	—	—	896,369	—	—	—	—	896,369
Foreign Currency Translation Adjustment	—	—	—	45,445	—	—	—	45,445
Pension Liability Adjustment, Net of Tax	—	—	—	3,292	—	—	—	3,292
Unrealized Gain on Derivative Instruments, Net of Tax	—	—	—	4,693	—	—	—	4,693
Realized Loss on Derivative Instruments, Net of Tax	—	—	—	134	—	—	—	134

Comprehensive Income	—	—	896,369	53,564	—	—	—	949,933
Adjustment to Initially Apply FASB Statement No. 158, Net of Tax	—	—	—	(27,063)	—	—	—	(27,063)
Divestiture of Subsidiary Shares	—	5,336	—	—	—	—	—	5,336
Purchase of Treasury Shares	—	—	—	—	(12,525)	(548,575)	—	(548,575)
Equity Awards Granted, Vested and Exercised	2,948	87,087	—	—	2,113	18,176	—	108,211
Excess Tax Benefit of Share-Based Compensation Plans	—	14,121	—	—	—	—	—	14,121
Other	—	4,625	—	—	139	1,535	(141)	6,019

Balance at December 31, 2006	361,921	4,275,534	2,099,307	119,153	(22,132)	(698,899)	17,783	6,174,799
Comprehensive Income:
Net Income	—	—	1,070,606	—	—	—	—	1,070,606
Foreign Currency Translation Adjustment	—	—	—	334,217	—	—	—	334,217
Defined Benefit Pension Plans, Net of Tax	—	—	—	(15,736)	—	—	—	(15,736)
Realized Loss on Derivative Instruments, Net of Tax	—	—	—	154	—	—	—	154

Comprehensive Income	—	—	1,070,606	318,635	—	—	—	1,389,241
Purchase of Treasury Shares	—	—	—	—	(5,112)	(246,190)	—	(246,190)
Equity Awards Granted, Vested and Exercised	1,681	53,712	—	—	2,751	2,733	—	58,126
Excess Tax Benefit of Share-Based Compensation Plans	—	28,895	—	—	—	—	—	28,895
Adoption of FIN No. 48	—	—	269	—	—	—	—	269
Other	—	1,208	—	—	(16)	(2,886)	3,257	1,579

Balance at December 31, 2007	$363,602	$4,359,349	$3,170,182	$437,788	(24,509)	$(945,242)	$21,040	$7,406,719

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
		(In thousands)

Cash Flows From Operating Activities:
Net Income	$1,070,606	$896,369	$467,420
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Operating Activities:
Depreciation and Amortization	606,226	482,948	334,330
Gain on Sale of Universal Common Stock	—	—	(115,456)
(Gain) Loss on Sale of Assets and Businesses, Net	(41,185)	(42,232)	6,625
Loss from Discontinued Operation	21,369	9,737	2,675
Employee Stock-Based Compensation Expense	64,901	62,739	28,948
Excess Tax Benefits from Share-Based Compensation	(28,895)	(14,121)	—
Minority Interest	19,751	11,330	817
Non-cash Portion of Exit Costs and Restructuring Charges	—	—	65,200
Amortization of Original Issue Discount	—	—	11,432
Debt Redemption Expense	—	—	4,733
Deferred Income Tax Provision	28,873	48,413	30,816
Other, Net	4,608	5,760	(13,867)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(296,120)	(299,335)	(244,947)
Inventories	(417,305)	(338,323)	(150,762)
Other Current Assets	(45,794)	(66,561)	3,543
Accounts Payable	74,815	27,018	31,074
Accrued Current Liabilities	(108,362)	255,009	140,228
Other, Net	(70,833)	55,155	(95,287)

Net Cash Provided by Operating Activities-Continuing Operations	882,655	1,093,906	507,522
Net Cash Used by Operating Activities-Discontinued Operations	(10,149)	(6,887)	(4,428)

Net Cash Provided by Operating Activities	872,506	1,087,019	503,094

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(275,149)	(194,314)	(991,067)
Capital Expenditures for Property, Plant and Equipment for Continuing Operations	(1,635,041)	(1,051,100)	(522,841)
Acquisition of Intellectual Property	(23,035)	(31,201)	(13,423)
(Purchase) Sale of Equity Investments in Unconsolidated Affiliates	(335,220)	14,240	(16,424)
Proceeds from Sale of Universal Common Stock	—	—	276,750
Proceeds from Sale of Assets and Businesses, Net	84,476	39,860	15,874
Other Investing Activities	(38,500)	—	—

Net Cash Used by Investing Activities-Continuing Operations	(2,222,469)	(1,222,515)	(1,251,131)
Net Cash Used by Investing Activities-Discontinued Operations	(10,579)	(19,984)	(3,777)

Net Cash Used by Investing Activities	(2,233,048)	(1,242,499)	(1,254,908)

Cash Flows From Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	117,865	(109,490)	731,132
Borrowings of Long-term Debt	1,488,934	947,820	3,259
Repayments on Long-term Debt	(18,171)	(215,805)	(5,633)
Redemption of Convertible Debentures	—	—	(348,816)
Purchase of Treasury Shares	(246,190)	(548,575)	—
Proceeds from Exercise of Stock Options	34,192	55,438	191,127
Excess Tax Benefits from Share-Based Compensation	28,895	14,121	—
Other Financing Activities, Net	(3,896)	1,603	(960)

Net Cash Provided by Financing Activities-Continuing Operations	1,401,629	145,112	570,109
Net Cash Provided by Financing Activities-Discontinued Operations	—	—	—

Net Cash Provided by Financing Activities	1,401,629	145,112	570,109

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3,340	2,410	(1,489)
Net Increase (Decrease) in Cash and Cash Equivalents	44,427	(7,958)	(183,194)
Cash and Cash Equivalents at Beginning of Year	126,287	134,245	317,439

Cash and Cash Equivalents at End of Year	$170,714	$126,287	$134,245

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of Weatherford International Ltd. (a Bermuda exempted company) (“Weatherford Limited”), all majority-owned subsidiaries and all joint ventures for which we control or variable interest entities for which the Company has determined they are the primary beneficiary (collectively, “the Company”). Investments in affiliates in which the Company exercises significant influence over operating and financial policies are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations

The Company is one of the largest global providers of innovative mechanical solutions, technology and services for the drilling and production sectors of the oil and natural gas industry.

Reclassifications

Certain reclassifications have been made to conform prior year financial information to the current period presentation.

Segment Presentation

The Company reviewed the presentation of its reporting segments during the first quarter of 2007. Based on this review, the Company determined that its operational performance is segmented and reviewed on a geographic basis. As a result, the Company realigned its financial reporting segments and now report the following regions as separate, distinct reporting segments: (1) North America, (2) Latin America, (3) Europe/West Africa/the Commonwealth of Independent States (“CIS”) and (4) Middle East/North Africa/Asia. The Company’s historical segment data previously reported under the Evaluation, Drilling & Intervention Services and Completion & Production Systems divisions have been restated for all periods to conform to the new presentation (See Notes 5, 9 and 21).

Discontinued Operations

In June 2007, the Company’s management approved a plan to sell its oil and gas development and production business. The business was historically included in the Company’s North America and Europe/West Africa/CIS segments. The results of operations, financial position and cash flows of the business have been reflected in the consolidated financial statements and notes as a discontinued operation for all periods presented. The assets and liabilities held for sale are included in Other Current Assets and Other Current Liabilities, respectively, in the Consolidated Balance Sheets.

In July 2005, the Company sold its non-core Gas Services International (“GSI”) compression fabrication business. This business was historically included in the Middle East/North Africa/Asia segment. The GSI compression fabrication business results of operations, financial position and cash flows have been reflected in the consolidated financial statements and notes as a discontinued operation for all periods presented.

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

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and Cash Equivalents

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

Major Customers and Credit Risk

Substantially all of the Company’s customers are engaged in the energy industry. This concentration of customers may impact the Company’s overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral in support of its trade receivables. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company’s expectations. International sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds, result in the deprivation of contract rights or the taking of property without fair consideration. Most of the Company’s international sales, however, are to large international or national companies. In 2007, 2006 and 2005, there was no individual customer who accounted for 10% or greater of consolidated revenues.

Inventories

Inventories are stated at the lower of cost or market. Cost represents third-party invoice or production cost. Production cost includes material, labor and manufacturing overhead. The Company values inventories at lower of cost or market using either the first-in, first-out (“FIFO”) or average cost methods.

Property, Plant and Equipment

Property, plant and equipment, both owned and under capital lease, is carried at cost less accumulated depreciation. The carrying value of fixed assets is based on estimates and judgments relative to capitalized costs, useful lives and salvage value where applicable. Maintenance and repairs are expensed as incurred. Expenditures for renewals, replacements and betterments are capitalized. Depreciation on fixed assets, including those under capital leases, is computed using the straight-line method over the estimated useful lives after allowing for salvage value, where applicable. Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $552.5 million,

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$432.6 million and $303.3 million, respectively. The estimated useful lives of the major classes of property, plant and equipment are as follows:

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

Goodwill and Indefinite-Lived Intangible Assets

The Company tests for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. The Company’s goodwill impairment test involves a comparison of the fair value of each of the Company’s reporting units with its carrying amount. The Company’s indefinite-lived asset impairment test involves a comparison of the fair value of the intangible asset and its carrying value. Fair value is estimated using discounted cash flows. If the fair value is less than the carrying value, the asset is considered impaired. The amount of the impairment, if any, is then determined based on an allocation of the reporting unit fair values to individual assets and liabilities.

Intangible Assets

The Company’s intangible assets, excluding goodwill, are developed technology, technology licenses, patents, customer relationships and contracts, trademarks and other identifiable intangible assets. Intangible assets are amortized on a straight-line basis over their estimated economic lives ranging from 2 to 20 years except for intangible assets with indefinite lives. As many areas of the Company’s business rely on patents and proprietary technology, it has followed a policy of seeking patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance. The Company capitalizes patent defense costs when it determines that a successful defense is probable.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension and Postretirement Benefit Plans

The Company has defined benefit pension and other postretirement benefit plans covering certain of its employees. Costs of the plan are charged to income and consist of several components, known collectively as net periodic pension cost, which are based on various actuarial assumptions regarding future experience of the plans. Amounts recorded for these defined benefit plans reflect estimates related to future interest rates, investment rates of return, employee turnover and wage increases. The Company reviews all assumptions and estimates on an ongoing basis. As of December 31, 2007 and 2006, the Company has recognized the overfunded or underfunded status of its plans as an asset or liability in the Consolidated Balance Sheets.

Research and Development Expenditures

Research and developments expenditures are expensed as incurred.

Environmental Expenditures

Environmental expenditures that relate to the remediation of an existing condition caused by past operation and that do not contribute to future revenues are expensed. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and costs can be reasonably estimated. Estimates are based on available facts and technology, enacted laws and regulations and the Company’s prior experience in remediation of contaminated sites. Accrued undiscounted environmental liabilities were $7.2 million and $9.0 million at December 31, 2007 and 2006, respectively.

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

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues and expenses are translated at average exchange rates. Translation gains and losses for these subsidiaries are recognized in the Company’s results of operations during the period incurred. The gain or loss related to individual foreign currency transactions are reflected in results of operations when incurred.

Stock Options

Effective, January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS No. 123R”) using the modified-prospective transition method. Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered. Previously on January 1, 2003, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to expense the fair value of employee stock-based compensation for awards granted, modified or settled subsequent to December 31, 2002. The Company selected the prospective method of adoption, and under this method, the fair value of employee stock-based awards granted or modified subsequent to adoption is measured at the grant date and is recognized as an expense over the service period, which is usually the vesting period. Accordingly, the adoption of SFAS No. 123R’s fair value method did not have a significant impact on the Company’s reported results of operations for the year ended December 31, 2006 as all of the grants issued prior to the adoption of SFAS No. 123 were fully vested in the prior year and the grants issued subsequent to January 1, 2003 are currently being expensed at their estimated fair value.

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

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon examination by the relevant taxing authority.

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

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net income for the diluted earnings per share calculation for the year ended 2005 is adjusted to add back the amortization of original issue discount, net of taxes, relating to the Company’s Zero Coupon Convertible Senior Debentures (the “Zero Coupon Debentures”) totaling $7.9 million.

The following reconciles basic and diluted weighted average number of shares outstanding:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Basic weighted average shares outstanding	338,516	346,123	300,336
Dilutive effect of:
Warrant	2,785	2,205	1,497
Stock option and restricted share plans	6,457	6,504	8,476
Convertible debentures	—	—	11,977

Diluted weighted average shares outstanding	347,758	354,832	322,286

New Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 requires a company to disclose its policy regarding the presentation of tax receipts on the face of the income statement. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The provisions of EITF 06-3 are effective for periods beginning after December 15, 2006. Therefore, we adopted EITF 06-3 on January 1, 2007. We present taxes collected from customers on a net basis.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, established a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations completed in fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 160 will have on our financial position, results of operation and cash flows.

2.	Business Combinations

The Company has acquired businesses critical to its long-term growth strategy. Results of operations for acquisitions are included in the accompanying Consolidated Statements of Income from the date of acquisition. The balances included in the Consolidated Balance Sheets related to acquisitions consummated in the preceding twelve months are based on preliminary information and are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated. Acquisitions are accounted for using the purchase method of accounting and the purchase price is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition. Final valuations of assets and liabilities are obtained and recorded within one year from the date of the acquisition.

On August 31, 2005, the Company acquired Precision Energy Services and Precision Drilling International, former divisions of Precision Drilling Corporation. Precision Energy Services is a provider of cased hole and open hole wireline services, drilling and evaluation services and production services. These operations broadened the Company’s wireline and directional capabilities and strengthened the Company’s controlled pressure drilling and testing product lines. Precision Drilling International is a land rig contractor owning and operating rigs with a concentrated presence in the Eastern Hemisphere.

Consideration paid for these businesses was approximately $2,340.7 million consisting of $942.7 million in cash and 52.0 million Weatherford Common Shares. The fair value of the shares issued was determined using an average price of $26.89, which represented the average closing price of the Company’s stock for a short period before and after the agreement date. The purchase price was subject to a working capital adjustment mechanism, which was settled on January 10, 2007 resulting in additional consideration paid of approximately $17 million.

The total purchase price was allocated to Precision Energy Services and Precision Drilling International’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net assets was recorded as goodwill.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In association with the acquisition, the Company identified pre-acquisition contingencies related to duties and taxes associated with the importation of certain equipment assets to foreign jurisdictions. The Company calculated a range of reasonable estimates of the costs associated with these duties. As no amount within the range appeared to be a better estimate than any other, the Company used the amount that is the low end of the range in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. At December 31, 2007, the Company has a liability of approximately $13 million for this matter. If the Company used the high end of the range, the aggregate potential liability would be approximately $19 million higher.

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

Year Ended
December 31,
2005
(In thousands, except per
share amounts)
(Unaudited)

Revenues	$5,077,127
Income from continuing operations	486,484
Net income	483,809
Basic earnings per share from continuing operations	1.45
Diluted earnings per share from continuing operations	1.38

The Company also acquired various other businesses during the years ended December 31, 2007, 2006 and 2005 for cash consideration of approximately $253.3 million, $186.8 million and $105.9 million, respectively.

3.	Equity Investment Acquisition

The Company acquired a 33% ownership interest in Premier Business Solutions (“PBS”) in June 2007 for approximately $330 million. PBS conducts business in Russia and is the world’s largest electric submersible pump manufacturer by volume. The Company’s investment in PBS is included in Equity Investments in Unconsolidated Affiliates in the accompanying Condensed Consolidated Balance Sheet at December 31, 2007.

4.	Discontinued Operations

In June 2007, the Company’s management approved a plan to sell its oil and gas development and production business. The business was historically included in the Company’s North America and Europe/West Africa/CIS segments. The results of operations, financial position and cash flows of the business have been reflected in the condensed consolidated financial statements and notes as a discontinued operation for all periods presented. The Current Assets Held for Sale and Current Liabilities Held for Sale are included in Other Current Assets and Other Current Liabilities, respectively, in the Consolidated Balance Sheets.

Interest charges have been allocated to discontinued operations based on a pro rata calculation of the net assets of the discontinued business to the Company’s consolidated net assets.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating results of the oil and gas development and production business are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Revenues	$2,299	$—	$—

Loss Before Income Taxes	$30,303	$14,686	$5,925
Benefit for Income taxes	8,934	4,949	2,039

Loss from Discontinued Operation, Net of Taxes	$21,369	$9,737	$3,886

The current year loss includes approximately $17 million, net of tax, for asset impairment charges related to write-downs of the operation’s U.S. properties currently held for sale. In addition, the Company completed the sale of the operation’s international properties in November 2007 and recorded a gain of approximately $5 million, net of tax, in connection with the sale.

Balance sheet information for the oil and gas development and production business is as follows:

	Year Ended
	December 31,
	2007	2006
	(In thousands)

Other Current Assets	$4,563	$1,715
Property, Plant and Equipment, Net	21,639	24,377
Other Assets	—	7,401

Current Assets Held for Sale	$26,202	$33,493

Accounts Payable	$85	$2,553
Other Current Liabilities	169	4,826
Other Liabilities	383	—

Current Liabilities Held for Sale	$637	$7,379

In June 2004, the Company’s management approved a plan to sell its non-core GSI compression fabrication business. The sale of this business was finalized in July 2005 for a gain of $0.6 million. The GSI Compression fabrication business was historically included in the Company’s Middle East/North Africa/Asia segment. The GSI compression fabrication business results of operations, financial position and cash flows have been reflected in the consolidated financial statements and notes as a discontinued operation for all periods presented.

Operating results of the GSI compression fabrication business were as follows:

Year Ended
December 31,
2005
(In thousands)

Revenues	$20,794

Income Before Income Taxes	$777
Benefit for Income Taxes	434

Net Income from Discontinued Operation, Net of Taxes	$1,211

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Exit Costs, Severance, Restructuring and Asset Impairment Charges

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

The 2005 integration and reorganization plans were complete as of December 31, 2006. No additional costs were recorded during the years ended December 31, 2007 or 2006, and the Company does not anticipate future charges relating to these activities. A summary of the exit costs and restructuring charges by segment is as follows:

			Europe/	Middle East/
	North	Latin	West Africa/	North Africa/
	America	America	CIS	Asia	Corporate	Total
			(In thousands)

Cost of Products	$14,284	$903	$2,843	$6,466	$—	$24,496
Cost of Services	14,143	3,248	6,721	2,737	—	26,849
Research and Development	9,000	—	—	—	—	9,000
Selling General & Administrative	21,152	—	—	—	—	21,152
Corporate General & Administrative	—	—	—	—	32,738	32,738

Total	58,579	4,151	9,564	9,203	32,738	114,235
Cash Payments	(23,345)	(750)	(3,648)	(622)	(14,023)	(42,388)
Non-cash Utilization	(35,234)	(3,401)	(5,916)	(8,581)	(15,852)	(68,984)

Balance at December 31, 2007	$—	$—	$—	$—	$2,863	$2,863

As of December 31, 2007, the remaining accrual was comprised primarily of severance benefits. The length of time the Company is obligated to make severance payments varies, with the longest obligation continuing through 2018.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Universal Compression

In 2005, the Company sold its remaining 6.75 million shares of Universal common stock for net proceeds of $276.8 million. This sale, which had no related tax effects, generated a gain of $115.5 million. The Company no longer holds any ownership interest in Universal.

7.	Cash Flow Information

Non-cash Activities

During the years ended December 31, 2007, 2006 and 2005, there were non-cash investing activities of $1.3 million, $0.1 million and $3.2 million, respectively, relating to capital leases. In addition, during the years ended December 31, 2007, 2006 and 2005, there were non-cash investing activities of $20.0 million, $64.0 million and $12.0 million, respectively, related to the notes receivable received in exchange for the Company’s business and asset sales.

Supplemental Cash Flow Information

Cash paid for interest and income taxes, net of refunds, was as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Interest paid	$184,093	$93,288	$68,614
Income taxes paid, net of refunds	372,025	147,973	114,198

8.	Inventories

Inventories by category are as follows:

	December 31,
	2007	2006
	(In thousands)

Raw materials, components and supplies	$373,383	$330,006
Work in process	118,407	98,920
Finished goods	1,115,894	810,108

	$1,607,684	$1,239,034

Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

9.	Goodwill

Goodwill is evaluated for impairment on at least an annual basis. The Company performs its annual goodwill impairment test as of October 1. The Company’s 2007 impairment test indicated goodwill was not impaired. The Company will continue to test its goodwill annually as of October 1 unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In connection with the change in reporting segments (See Notes 1 and 21), the Company re-evaluated its reporting units. The Company’s four operating segments are North America, Latin America, Europe/West Africa /CIS and Middle East/North Africa/Asia.

The Company’s operating segments consist of the following reporting units:

•	North America — (i) United States of America and (ii) Canada

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Latin America

•	Europe/West Africa/CIS — (i) West Europe, (ii) Eastern Europe, (iii) West Africa, and (iv) Russia/ CIS

•	Middle East/North Africa/Asia — (i) Middle East/North Africa and (ii) Asia Pacific

The changes in the carrying amount of goodwill for the two years ended December 31, 2007 are as follows:

			Europe/
			West	Middle East/
	North	Latin	Africa/	North Africa/
	America	America	CIS	Asia	Total

As of December 31, 2005	$1,695,869	$116,302	$412,566	$576,582	$2,801,319
Goodwill acquired during period	122,936	—	1,073	11,931	135,940
Disposals	—	—	(1,216)	—	(1,216)
Purchase price and other adjustments	(30,310)	24,727	50,095	3,337	47,849
Impact of foreign currency translation	(29,409)	5,478	37,168	3,460	16,697

As of December 31, 2006	1,759,086	146,507	499,686	595,310	3,000,589
Goodwill acquired during period	33,497	1,087	161,840	3,131	199,555
Disposals	(19,626)	—	(5,523)	—	(25,149)
Purchase price and other adjustments	(153)	4,494	1,060	374	5,775
Impact of foreign currency translation	145,607	4,737	21,370	6,006	177,720

As of December 31, 2007	$1,918,411	$156,825	$678,433	$604,821	$3,358,490

10.	Other Intangible Assets, Net

The components of intangible assets are as follows:

	December 31, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)

Acquired technology	$344,765	$(52,769)	$291,996	$311,939	$(26,620)	$285,319
Licenses	238,153	(75,414)	162,739	226,444	(60,316)	166,128
Patents	134,217	(50,644)	83,573	127,799	(42,184)	85,615
Customer relationships	29,947	(6,497)	23,450	27,043	(3,133)	23,910
Customer contracts	21,890	(6,547)	15,343	21,890	(4,027)	17,863
Covenants not to compete	28,330	(25,820)	2,510	24,831	(23,257)	1,574
Other	15,603	(9,616)	5,987	15,761	(7,743)	8,018

Total finite-lived intangible assets	812,905	(227,307)	585,598	755,707	(167,280)	588,427
Intangible assets with an indefinite useful life	11,401	—	11,401	11,401	—	11,401

	$824,306	$(227,307)	$596,999	$767,108	$(167,280)	$599,828

The estimated fair value of intangible assets obtained through acquisitions consummated in the preceding twelve months are based on preliminary information which is subject to change when final valuations are obtained.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has trademarks which are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks had a carrying value of $11.4 million as of December 31, 2007 and 2006.

Amortization expense was $53.7 million, $50.4 million and $31.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2007 is expected to be as follows (in thousands):

2008	$53,450
2009	52,367
2010	51,398
2011	50,538
2012	49,048

11.	Short-term Borrowings and Current Portion of Long-term Debt

	December 31,
	2007	2006
	(In thousands)

Revolving credit facility	$491,000	$75,321
Commercial paper program	191,621	490,808
Short-term bank loans	80,025	66,864

Total Short-term Borrowings	762,646	632,993
Current Portion of Long-term Debt	11,574	15,743

Short-term Borrowings and Current Portion of Long-term Debt	$774,220	$648,736

Weighted average interest rate on short-term borrowings outstanding during the year	5.39%	5.27%

The Company maintains a revolving credit agreement with a syndicate of banks of which JPMorgan Chase Bank is the Administrative Agent (“Revolving Credit Facility”). The aggregate lending commitment of this facility is $1.5 billion and allows for a combination of borrowings, support of the Company’s commercial paper program and issuances of letters of credit. There were $68.6 million in outstanding letters of credit under the Revolving Credit Facility at December 31, 2007. The weighted average interest rate on the outstanding borrowings of this facility was 5.2% at December 31, 2007. The Revolving Credit Facility requires the Company to maintain a debt-to-capitalization ratio of less than 60% and contains other covenants and representations customary for an investment-grade commercial credit. The Company was in compliance with these covenants at December 31, 2007.

The Company has a $1.5 billion commercial paper program under which it may from time to time issue short-term unsecured notes. The commercial paper program is supported by the Company’s Revolving Credit Facility. The weighted average interest rate related to outstanding commercial paper issuances at December 31, 2007 was 5.1%.

The Company has short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At December 31, 2007, the Company had $80.0 million in short-term borrowings under these arrangements with a weighted average interest rate of 7.2%. In addition, the Company had $147.5 million of letters of credit and bid and performance bonds under these uncommitted facilities.

The Company’s short-term borrowings approximate their fair value as of December 31, 2007 and 2006.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Long-term Debt

	December 31,
	2007	2006
	(In thousands)

6.625% Senior Notes due 2011	$355,619	$356,874
5.95% Senior Notes due 2012	598,940	—
4.95% Senior Notes due 2013	254,681	255,371
5.50% Senior Notes due 2016	348,732	348,612
6.35% Senior Notes due 2017	599,539	—
6.50% Senior Notes due 2036	595,772	595,724
6.80% Senior Notes due 2037	298,150	—
Foreign bank and other debt denominated in foreign currencies	18,098	12,253
Capital lease obligations	8,378	11,241
Other	—	268

	3,077,909	1,580,343
Less amounts due in one year	11,574	15,743

Long-term debt	$3,066,335	$1,564,600

The following is a summary of scheduled long-term debt maturities by year (in thousands):

2008	$11,574
2009	10,881
2010	7,375
2011	354,293
2012	600,995
Thereafter	2,092,791

$3,077,909

On June 18, 2007, the Company completed a $1.5 billion long-term debt offering comprised of (i) $600 million of 5.95% senior notes due 2012 (“5.95% Senior Notes”), (ii) $600 million of 6.35% senior notes due 2017 (“6.35% Senior Notes”) and (iii) $300 million of 6.80% senior notes due 2037 (“6.80% Senior Notes”). Net proceeds of approximately $1.486 billion were used to repay outstanding borrowings under the Company’s commercial paper program and for general corporate purposes. Interest on these notes are due payable semi-annually on June 15 and December 15 of each year. As evidenced by market transactions, the estimated fair value at December 31, 2007 of the 5.95% Senior Notes, the 6.35% Senior Notes and the 6.80% Senior Notes were $617.6 million, $623.9 million and $312.8 million, respectively.

On August 7, 2006, the Company completed an offering of $600.0 million senior notes at a coupon rate of 6.50% (“6.50% Senior Notes”) with a maturity in August 2036. The interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year. As evidenced by market transactions, the estimated fair value of the 6.50% Senior Notes was $597.6 million and $619.5 million as of December 31, 2007 and 2006, respectively.

On February 17, 2006, the Company completed an offering of $350.0 million senior notes at a coupon rate of 5.50% (“5.50% Senior Notes”) with a maturity in February 2016. The interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year. As evidenced by market transactions, the estimated fair value of the 5.50% Senior Notes was $337.8 million and $339.9 million as of December 31, 2007 and 2006, respectively.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 7, 2003, the Company completed a public offering of $250.0 million of 4.95% Senior Notes due 2013 (“4.95% Senior Notes”). The interest on the notes is payable semi-annually in arrears on April 15 and October 15 of each year. Net proceeds from the offering were $247.9 million and were used to repay short-term borrowings. As evidenced by market transactions, the estimated fair value of the 4.95% Senior Notes was $245.0 million and $245.2 million as of December 31, 2007 and 2006, respectively.

On November 16, 2001, the Company completed a private placement of $350.0 million of 6.625% Senior Notes due 2011 (“6.625% Senior Notes”). The interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year. As evidenced by market transactions, the estimated fair value of the 6.625% Senior Notes was $369.0 million and $368.8 million as of December 31, 2007 and 2006, respectively.

The following is a recap of the annualized effective rates on the Company’s long-term debt. The effective rate is determined after giving consideration to all derivative activity and amortization of original issue discount (See Note 13).

	Year Ended December 31,
	2007	2006
	(In thousands)

6.625% Senior Notes due 2011	6.3%	6.3%
5.95% Senior Notes due 2012	6.0%	—
4.95% Senior Notes due 2013	4.8%	4.8%
5.50% Senior Notes due 2016	5.5%	5.5%
6.35% Senior Notes due 2017	6.4%	—
6.50% Senior Notes due 2036	6.5%	6.5%
6.80% Senior Notes due 2037	6.8%	—

13.	Derivative Instruments

Interest Rate Swaps

The Company uses interest rate swaps to take advantage of available short-term interest rates. Amounts received upon termination of the swaps represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are being amortized as a reduction to interest expense over the remaining term of the debt.

As of December 31, 2007 and 2006, the Company had net unamortized gains of $12.0 million and $14.3 million, respectively, associated with interest rate swap terminations. The Company’s interest expense was reduced by $2.3 million, $4.0 million and $6.8 million for 2007, 2006 and 2005, respectively. There were no interest rate swaps outstanding as of December 31, 2007 and 2006.

Other Derivative Instruments

As of December 31, 2007 and 2006, we had several foreign currency forward contracts and one option contract with notional amounts aggregating $681.7 million and $271.0 million, respectively, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian krone. The total estimated fair value of these contracts at December 31, 2007 resulted in an asset of $2.4 million and at December 31, 2006 resulted in a liability of $1.0 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, the Company entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedge certain exposures to the Canadian dollar created as a result of the acquisition. At December 31, 2007 and 2006, the Company had notional amounts outstanding of $364.3 million. The total estimated fair value of these contracts at December 31, 2007 and 2006 resulted in a liability of $73.8 million and $11.1 million, respectively. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

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

On July 28, 2005, the Company called for redemption on August 29, 2005 all of the outstanding Zero Coupon Debentures. At their option, the holders tendered for conversion an aggregate of $367.4 million principal amount at maturity. The tendered debentures were converted to approximately 7.3 million of our Common Shares. The Company redeemed the remaining $531.6 million aggregate principal amount at maturity for a cost of $341.8 million. The Company expensed $4.7 million of unamortized issuance costs in connection with the redemption. These expenses have been classified as Debt Redemption Expense on the accompanying Consolidated Statement of Income.

15.	Shareholders’ Equity

Authorized Shares

On May 9, 2006, the Company’s shareholders approved an increase in the authorized share capital from 510,000,000 to 1,010,000,000. The Company is authorized to issue 1,000,000,000 Common Shares and 10,000,000 undesignated preference shares, $1.00 par value. As of December 31, 2007, no preference shares have been issued.

Share Repurchase Program

In December 2005, the Company’s Board of Directors approved a share repurchase program under which up to $1 billion of the Company’s outstanding Commons Shares could be purchased in open market or privately negotiated transactions. Pursuant to this program, the Company purchased approximately 5.1 million and 12.5 million Common Shares during the years ended December 31, 2007 and 2006, respectively, at an average price per share of $48.16 and $43.79, respectively.

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

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Share-Based Compensation Plans

Incentive Plan

In May 2006, shareholders voted to approve the Weatherford International Ltd. 2006 Omnibus Incentive Plan (“Omnibus Plan”) previously adopted by the Board of Directors in February 2006. The Omnibus Plan provides for awards of options, stock appreciation rights, restricted share awards (“RSA”), restricted share units (“RSU”), performance share awards, performance unit awards, other share-based awards and cash-based awards to any employee or non-employee director of the Company or any of its affiliates. All future issuances of share-based awards will be made from the Omnibus Plan. The provisions of each award will vary based on the type of award granted and will be specified by the Compensation Committee of the Board of Directors. Those awards, such as options and SARs, that are based on a specific contractual term will be granted with a term not to exceed ten years. The terms of the issuances to date under the Omnibus Plan are consistent with awards previously granted. Under the Omnibus Plan, there are 10.0 million Common Shares available for grant. As of December 31, 2007, approximately 7.4 million shares were available for grant under the plan. To date, only options, restricted shares and restricted share units have been granted under the Omnibus Plan.

The options granted under the Omnibus Plan are granted with an exercise price equal to or greater than the fair market value of the Common Shares at the time the option is granted. The Company values and recognizes the options and restricted shares and restricted share units similar to the awards previously granted under the Company’s other share-based payment plans.

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

Restricted Share Plan

The Restricted Share Plan provides for the granting of RSAs or RSUs, the vesting of which is subject to conditions and limitations established at the time of the grant. Upon the grant of an RSA, the participant has the rights of a shareholder, including but not limited to the right to vote such shares and the right to receive any dividends paid on such shares. Recipients of RSU awards will not have the rights of a shareholder of the Company until such date as the Common Shares are issued or transferred to the recipient. Key employees, directors and persons providing material services to the Company may be eligible for participation in the Restricted Share Plan. Subsequent to the approval of the Company’s Omnibus Plan in May 2006, future RSA and RSU grants under this plan have been suspended.

RSAs and RSUs vest based on continued employment, and vesting generally occurs over a two to four-year period, with an equal amount of the restricted shares vesting on each anniversary of the grant date or with 50% of the shares vesting after two years and the remaining portion vesting in the fourth year.

The fair value of RSAs and RSUs is determined based on the closing price of the Company’s shares on the grant date. The total fair value is amortized to expense on a straight-line basis over the vesting period.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pro Forma Compensation Expense

The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards as of December 31, 2005:

Year Ended
December 31,
2005
(In thousands, except
per share amounts)
Net Income:
As reported	$467,420
Employee share-based compensation expense included in reported net income, net of income tax benefit	18,816
Pro forma compensation expense, determined under fair value methods for all awards, net of income tax benefit	(29,745)

Pro forma	$456,491

Basic earnings per share:
As reported	$1.56
Pro forma	1.52
Diluted earnings per share:
As reported	$1.47
Pro forma	1.44

Share-Based Compensation Expense and Activity

The Company recognized $64.9 million, $62.7 million and $28.9 million in employee share-based compensation expense during the years ended 2007, 2006 and 2005, respectively. The related income tax benefit recognized for the years ended 2007, 2006 and 2005 was $22.7 million, $22.0 million and $10.1 million, respectively.

The Company uses the Black-Scholes option pricing model to determine the fair value of each option award on the date of grant. The estimated fair value of the option is amortized to expense on a straight-line basis over the vesting period. The specific assumptions used in determining the fair values for option grants during the years ended 2007, 2006 and 2005 are discussed in more detail below and are noted in the following table.

The expected volatility of options granted in 2007 was determined using a blended rate based upon implied volatility calculated on actively traded options on the Company’s common shares and upon the historical volatility of its common shares. The expected volatility of options granted in 2006 and 2005 was based upon the historical

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

volatility of the Company’s common stock. The risk-free interest rate is determined based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the option at the time the option was granted. In estimating the expected lives of the stock options, the Company has relied primarily on actual experience with previous stock option grants. The expected life is less than the term of the option as option holders, in our experience, exercise or forfeit the options during the term of the option.

	Year Ended December 31,
	2007	2006	2005

Expected volatility	31.0%	36.2%	38.9%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	5.0	5.0	5.0
Risk-free rate	4.5%	4.7%	4.4%

A summary of option activity under the stock option plans as of December 31, 2007, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
				(In thousands)

Outstanding at January 1, 2007	9,914,297	$14.77
Granted	336,650	40.10
Exercised	(2,473,343)	13.82
Forfeited	—	—

Outstanding at December 31, 2007	7,777,604	16.16	6.94	$407,839
Vested or Expected to Vest at December 31, 2007	7,777,604	16.16	6.94	407,839
Exercisable at December 31, 2007	7,101,954	13.84	6.76	388,907

The weighted-average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $14.32, $17.56 and $14.20, respectively. The intrinsic value of options exercised during 2007, 2006 and 2005 was $110.2 million, $145.9 million and $278.7 million, respectively. As of December 31, 2007, there was $7.3 million of total unrecognized compensation cost related to the Company’s unvested stock options and that cost is expected to be recognized over a weighted-average period of 2.7 years.

A summary of the status of the Company’s non-vested RSAs and RSUs issued under its Restricted Share Plan and Omnibus Plan as of December 31, 2007 and changes during the year then ended, is presented below:

		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	RSA	Fair Value	RSU	Fair Value

Non-Vested at January 1, 2007	3,292,580	$33.56	2,372,850	$35.90
Granted	1,071,347	48.59	739,768	54.07
Vested	(1,637,028)	33.29	(955,393)	34.25
Forfeited	(229,472)	38.21	(308,775)	37.29

Non-Vested at December 31, 2007	2,497,427	39.03	1,848,450	42.49

The weighted-average grant date fair value of RSAs and RSUs granted during the years ended 2007, 2006 and 2005 was $50.83, $43.63 and $32.18, respectively. The total fair value of RSAs and RSUs vested during the years ended 2007, 2006 and 2005 was $155.8 million, $46.5 million and $15.0 million, respectively. As of December 31,

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, there was $162.2 million of total unrecognized compensation cost related to non-vested RSAs and RSUs, which is expected to be recognized over a weighted-average period of 2.0 years.

17.	Retirement and Employee Benefit Plans

The Company has defined contribution plans covering certain employees. Contribution expenses related to these plans totaled $28.6 million, $21.9 million and $17.4 million in 2007, 2006 and 2005, respectively.

The Company has defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees. Plan benefits are generally based on factors such as age, compensation levels and years of service. Effective August 2003, the Company adopted a SERP to provide pension benefits to certain executives upon retirement. This plan is a nonqualified, unfunded retirement plan and in order to meet its future benefit obligations under the SERP, the Company maintains life insurance policies on the lives of the participants. These policies are not included as plan assets nor in the funded status amounts in the table below. The Company is the sole owner and beneficiary of such policies.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit or postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit or postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the previously deferred portion of defined benefit or postretirement plans in other comprehensive income.

Plan information including the funded status of the plans is presented below.

The changes in benefit obligations were as follows:

	Year Ended December 31,
	2007		2006
	United		United
	States	International	States	International
	(In thousands)

Benefit obligation at beginning of year	$94,307	$153,940	$81,865	$124,883
Service cost	2,642	11,308	2,301	9,694
Interest cost	5,391	8,189	4,154	6,575
Plan participants’ contributions	—	3,436	—	2,823
Business combinations	—	2,483	—	795
Divestiture	—	—	—	(1,956)
Amendments	2,901	152	3,629	111
Curtailments	(2,010)	—	(2,658)	—
Settlements	(8,606)	(42)	(7,484)	(291)
Actuarial loss	21,887	7,606	14,245	554
Currency fluctuations	—	7,325	—	14,843
Benefits paid	(927)	(5,204)	(1,745)	(4,091)

Benefit obligation at end of year	$115,585	$189,193	$94,307	$153,940

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in plan assets were as follows:

	Year Ended December 31,
	2007		2006
	United		United
	States	International	States	International
	(In thousands)

Fair value of plan assets at beginning of year	$12,023	$120,447	$12,150	$91,271
Actual return on plan assets	821	7,079	1,183	10,375
Employer contribution	1,079	11,371	435	9,145
Plan participants’ contributions	—	3,436	—	2,823
Business combinations	—	1,338	—	—
Divestiture	—	—	—	(1,240)
Settlements	(2,478)	(42)	—	(291)
Currency fluctuations	—	4,054	—	12,041
Benefits paid	(927)	(4,764)	(1,745)	(3,677)

Fair value of plan assets at end of year	10,518	142,919	12,023	120,447

Funded status	$(105,067)	$(46,274)	$(82,284)	$(33,493)

The amounts recognized in the Consolidated Balance Sheets are as follows:

	Year Ended December 31,
	2007		2006
	United		United
	States	International	States	International
	(In thousands)

Noncurrent assets	$—	$136	$41	$121
Current liabilities	(12,075)	—	(6,202)	—
Noncurrent liabilities	(92,992)	(46,410)	(76,123)	(33,614)

Amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are as follows:

	Year Ended December 31,
	2007		2006
	United		United
	States	International	States	International
	(In thousands)

Net loss	$53,177	$16,297	$37,269	$7,080
Net prior service costs (credit)	17,191	(1,271)	18,279	(1,505)
Net transition asset	—	(25)	—	(27)

Total accumulated other comprehensive income	$70,368	$15,001	$55,548	$5,548

The accumulated benefit obligation for defined benefit pension plans was $84.0 million and $67.8 million at December 31, 2007 and 2006, respectively, for the U.S. plans and $173.2 million and $149.8 million at December 31, 2007 and 2006, respectively, for the international plans.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets or accumulated benefit obligations in excess of plan assets as of December 31, 2007 and 2006 are as follows:

	2007		2006
	United		United
	States	International	States	International
	(In thousands)

Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$115,585	$185,963	$92,017	$150,937
Fair value of plan assets	10,518	139,281	9,691	117,097
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	84,034	151,352	65,551	136,680
Fair value of plan assets	10,518	117,816	9,691	103,640

The components of net periodic benefit cost during the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007		2006		2005
	United		United		United
	States	International	States	International	States	International
	(In thousands)

Service cost	$2,642	$11,308	$2,301	$9,694	$2,417	$8,573
Interest cost	5,391	8,189	4,154	6,575	3,398	4,941
Expected return on plan assets	(744)	(8,003)	(765)	(6,126)	(802)	(4,018)
Amortization of transition asset	—	(4)	—	(4)	—	(3)
Amortization of prior service cost (credit)	2,108	(87)	2,234	(104)	2,457	323
Settlements/curtailments	1,548	4	6,848	—	17,432	(2,385)
Amortization of net loss	4,224	208	1,807	549	1,140	11

Net periodic benefit cost	$15,169	$11,615	$16,579	$10,584	$26,042	$7,442

Other changes in plan assets and benefit obligations recognized in other comprehensive income during the year ended December 31, 2007 are as follows:

	2007
	United
	States	International
	(In thousands)

New Activity:
Net loss for the year	$19,799	$8,525
Net prior service cost for the year	2,901	152
Reclassification Adjustments:
Net loss	(3,891)	(212)
Prior service credit (cost)	(3,989)	87
Transition asset	—	4

Total other comprehensive income:	$14,820	$8,556

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2008 are as follows:

	United
	States	International
	(In thousands)

Net loss	$9,478	$392
Prior service costs (credit)	1,833	(84)
Transition asset	—	(4)

Prior service costs are amortized using an alternative straight-line method over the average remaining service period of employees expected to receive plan benefits.

Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions.

The weighted average assumption rates used for benefit obligations are as follows:

	Year Ended December 31,
	2007	2006

Discount rate:
United States plans	5.00 - 6.00%	5.00 - 5.50%
International plans	1.94 - 8.10	1.90 - 5.80
Rate of compensation increase:
United States plans	8.00	8.00
International plans	2.00 - 6.50	2.00 - 5.34

The weighted average assumption rates used for net periodic benefit costs are as follows:

	Year Ended December 31,
	2007	2006	2005

Discount rate:
United States plans	5.00 - 5.50%	5.00 - 5.50%	5.25% - 5.75%
International plans	1.90 - 6.60	2.00 - 5.80	1.80 - 6.00
Expected return on plan assets:
United States plans	5.00 - 7.00	5.00 - 7.00	8.00
International plans	4.00 - 6.82	4.00 - 7.50	4.00 - 7.00
Rate of compensation increase:
United States plans	8.00	6.00	4.00
International plans	2.00 - 6.50	2.00 - 6.08	2.25 - 6.85

In determining the overall expected long-term rate of return for plan assets, the Company takes into consideration the historical experience as well as future expectations of the asset mix involved. As different investments yield different returns, each asset category must be reviewed individually and then weighted for significance in relation to the total portfolio.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average asset allocations at December 31, 2007 and 2006, by asset category are as follows:

	2007		2006
	United		United
	States	International	States	International

Equity	59%	73%	61%	73%
Debt securities	40	18	38	18
Other	1	9	1	9

Total	100%	100%	100%	100%

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

In 2008, the Company expects to contribute $0.7 million in the U.S. and $12.5 million internationally to its pension and other postretirement benefit plans. In addition, the following benefit payments, which reflect expected future service and anticipated settlements, as appropriate, are expected to be paid (in thousands):

	United States	International

2008	$13,304	$2,450
2009	2,723	2,581
2010	2,761	1,919
2011	3,144	4,453
2012	3,495	3,654
2013 - 2017	22,893	40,275

18.	Income Taxes

The components of Income from Continuing Operations Before Income Taxes and Minority Interest were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Domestic	$512,275	$536,440	$98,426
Foreign	932,211	702,469	533,691

	$1,444,486	$1,238,909	$632,117

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s income tax benefit (provision) from continuing operations consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Current:

U.S. federal and state income taxes	$(132,182)	$(82,177)	$605
Foreign	(171,705)	(190,883)	(130,994)

Total current	(303,887)	(273,060)	(130,389)

Deferred:
U.S. federal	(47,990)	(78,819)	(50,504)
Foreign	19,117	30,406	19,688

Total deferred	(28,873)	(48,413)	(30,816)

	$(332,760)	$(321,473)	$(161,205)

The difference between the tax (provision) benefit at the statutory federal income tax rate and the tax (provision) benefit attributable to Income from Continuing Operations Before Income Taxes and Minority Interest for the three years ended December 31, 2006 is analyzed below:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Statutory federal income tax rate	$(505,571)	$(433,618)	$(221,241)
Effect of state income tax, net and alternative minimum tax	(8,957)	(1,910)	(191)
Effect of domestic non-deductible expenses	(5,295)	2,397	6,031
Change in valuation allowance	(6,662)	(8,395)	(17,223)
Effect of foreign income tax, net	204,470	99,291	67,455
Change in income tax reserve	(5,425)	7,500	8,744
Other	(5,320)	13,262	(4,780)

	$(332,760)	$(321,473)	$(161,205)

During the fourth quarter of 2006, the Company recorded a benefit of $26.4 million related to the favorable settlement of certain foreign income tax exposures. This adjustment is presented in Effect of foreign income tax, net.

During the fourth quarter of 2006, the Company completed an analysis of book and tax basis differences in its major tax paying jurisdictions and, as a result, recorded a tax benefit of $12.9 million, of which, $5.1 million is presented in Effect of foreign income tax, net and $7.8 million is presented in Other. In addition, during the fourth quarter of 2006, the Company recorded $10.8 million of benefits related to certain prior year foreign income tax returns. This adjustment is presented in Effect of foreign income tax, net. The Company recorded a $19.8 million benefit related to its prior year domestic income tax returns during the third quarter of 2006. Of this benefit, $14.7 million is presented in Effect of foreign income tax, net and $5.1 million is presented in Other. The Company assessed these adjustments and concluded that these adjustments were immaterial, individually and in the aggregate, to the Company’s prior years’ results of operations.

Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The measurement of

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

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

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting. The components of the net deferred tax asset (liability) attributable to continuing operations were as follows:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Domestic and foreign operating losses	$109,898	$103,607
Accrued liabilities and reserves	173,855	158,690
Tax credits	34,343	26,277
Other differences between financial and tax basis	63,626	59,733
Differences between financial and tax basis inventory	51,590	25,375
Valuation allowance	(61,626)	(51,808)

Total deferred tax assets	371,686	321,874

Deferred tax liabilities:
Property, plant and equipment	(156,073)	(113,916)
Goodwill and other intangibles	(181,626)	(164,539)
Unremitted foreign earnings	(18,787)	—
Other differences between financial and tax basis	(10,555)	(5,227)

Total deferred tax liabilities	(367,041)	(283,682)

Net deferred tax assets	$4,645	$38,192

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

The overall increase in the valuation allowance in 2007 is primarily attributable to the establishment of a valuation allowance against net operating losses (“NOLs”) in various jurisdictions. Management’s assessment is that the character and nature of future taxable income may not allow the Company to realize the tax benefits of the NOLs and tax credits within the allowable carryforward period. Therefore, an appropriate valuation allowance has been made.

The Company has provided additional taxes for the anticipated repatriation of earnings of its foreign subsidiaries where Management has determined that the foreign subsidiaries earnings are not indefinitely reinvested. For foreign subsidiaries whose earnings are indefinitely reinvested, no provision for U.S. federal and state income taxes has been provided. If the earnings were not indefinitely reinvested, the estimated tax benefit would be approximately $84.8 million after application of available foreign tax credits.

At December 31, 2007, the Company had approximately $388.5 million of NOLs, $94.4 million of which were generated by certain domestic subsidiaries prior to their acquisition by the Company. The use of these acquired domestic NOLs is subject to limitations imposed by the Internal Revenue Code and is also restricted to the taxable income of the subsidiaries generating these losses. Loss carryforwards, if not utilized, will expire at various dates from 2008 through 2025.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the Company had approximately $25.6 million of foreign tax credits available to offset future payments of federal income taxes. The foreign tax credits expire in varying amounts through 2017.

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

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows (in thousands):

Balance at January 1, 2007	$33,891
Additions as a result of tax positions taken during a prior period	9,451
Reductions as a result of tax positions taken during a prior period	(3,076)
Additions as a result of tax positions taken during the current period	—
Reductions relating to tax settlements with taxing authorities	(2,080)
Reductions as a result of a lapse of the applicable statute of limitations	(381)

Balance at December 31, 2007	$37,805

Included in the balance of unrecognized benefits at December 31, 2007, are $30.6 million of tax benefits that, if recognized in future periods, would impact the Company’s effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2007 are $7.2 million of tax benefits that, if recognized, would result in a decrease to goodwill in purchase business combinations.

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. The Company recognized $2.7 million of expense relating to interest for the period ended December 31, 2007. The Company’s expense recognized relating to penalties for the period ended December 31, 2007 was immaterial. As of December 31, 2007, the Company has accrued $9.4 million of interest and $3.2 million of penalties related to unrecognized tax benefits.

The Company is subject to income tax in many of the approximately 100 countries where it operates including major operations in the United States, the United Kingdom, and Canada. Many of the Company’s subsidiaries are open to examination in the United Kingdom and Canada dating from 1998 and 1999, respectively through December 31, 2007. The Company is open to examination in the United States for tax years ended December 31, 2004 through December 31, 2007.

The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.

19.	Disputes, Litigation and Contingencies

U.S. Government and Internal Investigations

We are currently involved in government and internal investigations involving various of our operations. We participated in the United Nations oil-for-food program governing sales of goods and services into Iraq. The SEC has subpoenaed certain documents in connection with an investigation into our participation in the oil-for-food program. The U.S. Department of Justice is also conducting an investigation of our participation in the oil-for-food program. We are cooperating fully with these investigations. We have retained legal counsel, reporting to our audit committee, to investigate this matter. These investigations are ongoing, and we cannot anticipate the timing, outcome or possible impact of these investigations, financial or otherwise.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

With the assistance of outside counsel and in connection with the U.S. government investigations, we are conducting internal investigations regarding the embezzlement of approximately $175,000 at a European subsidiary and the possible improper use of these funds, including possible payments to government officials in Europe, during the period from 2000 to 2004, and the Company’s compliance with the Foreign Corrupt Practices Act and other laws worldwide. These internal investigations are preliminary and ongoing, and we cannot anticipate the timing, outcome or possible impact, if any, of the investigations, financial or otherwise. We have informed the SEC and the DOJ of these internal investigations, and the results of the internal investigations will be provided to the SEC and DOJ.

The DOJ, the SEC and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trading sanctions laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases multi-million dollar fines and other penalties and sanctions. Under trading sanctions laws, the DOJ may also seek to impose modifications to business practices, including immediate cessation of all business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs. In addition, our activities in sanctioned countries, such as Sudan and Iran, could result in certain investors, such as government sponsored pension funds, divesting or not investing in our common shares. Based on available information, we cannot predict what, if any, actions the DOJ, SEC or other authorities may take in our situation or the effect any such actions may have on our consolidated financial position or results of operations.

We have incurred costs of approximately $13 million through December 31, 2007 in connection with complying with these ongoing investigations and certain exit costs associated with sanctioned countries. We will have additional charges related to these matters in future periods, but we cannot quantify those charges or be certain of the timing of them.

Other Litigation and Disputes

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

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Commitments

Operating Leases

The Company is committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property. Future minimum rental commitments under noncancelable operating leases are as follows (in thousands):

2008	$71,809
2009	52,348
2010	39,116
2011	30,855
2012	21,130
Thereafter	130,455

$345,713

Total rent expense incurred under operating leases was approximately $129.6 million, $90.3 million and $69.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

21.	Segment Information

Reporting Segments

The Company reviewed the presentation of its reporting segments during the first quarter of 2007. Based on this review, the Company determined that its operational performance is segmented and reviewed on a geographic basis. As a result, the Company realigned its financial reporting segments and now report the following regions as separate, distinct reporting segments: (1) North America, (2) Latin America, (3) Europe/West Africa/CIS and (4) Middle East/North Africa/Asia. The Company’s historical segment data previously reported under the Evaluation, Drilling & Intervention Services and Completion & Production Systems divisions have been restated for all periods to conform to the new presentation.

Financial information by segment for each of the three years ended December 31, 2007 is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The total assets and capital expenditures for the years ended December 31, 2007, 2006 and 2005 do not include the assets or activity of the Company’s discontinued operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
	Net	Income	Depreciation		Total Assets at
	Operating	From	and	Capital	December 31,
	Revenues	Operations	Amortization	Expenditures	2007
	(In thousands)

North America	$3,937,456	$1,012,402	$277,222	$722,277	$6,265,186
Latin America	882,318	201,810	74,089	198,321	1,209,846
Europe/West Africa/CIS	1,188,519	293,823	86,768	230,990	2,005,391
Middle East/North Africa/Asia	1,823,769	416,058	158,321	446,215	3,027,456

	7,832,062	1,924,093	596,400	1,597,803	12,507,879
Corporate and Other(a)	—	(299,757)	9,826	37,238	656,876

Total	$7,832,062	$1,624,336	$606,226	$1,635,041	$13,164,755

	Year Ended December 31, 2006
	Net	Income	Depreciation
	Operating	From	and	Capital	Total Assets at
	Revenues	Operations	Amortization	Expenditures	December 31, 2006
	(In thousands)

North America	$3,672,630	$1,035,804	$223,895	$525,248	$5,290,389
Latin America	726,197	132,616	64,864	85,393	959,141
Europe/West Africa/CIS	827,343	171,437	65,540	102,259	1,272,906
Middle East/North Africa/Asia	1,352,758	279,852	117,599	304,553	2,330,911

	6,578,928	1,619,709	471,898	1,017,453	9,853,347
Corporate and Other(a)	—	(265,022)	11,050	33,647	252,408

Total	$6,578,928	$1,354,687	$482,948	$1,051,100	$10,105,755

	Year Ended December 31, 2005
	Net	Income	Depreciation		Total Assets at
	Operating	From	and	Capital	December 31,
	Revenues	Operations(b)	Amortization	Expenditures	2005
	(In thousands)

North America	$2,400,705	$460,880	$161,336	$249,430	$4,471,451
Latin America	423,974	58,463	38,981	48,076	783,869
Europe/West Africa/CIS	659,308	117,489	55,679	56,236	1,073,728
Middle East/North Africa/Asia	849,240	151,018	70,396	149,758	1,818,234

	4,333,227	787,850	326,392	503,500	8,147,282
Corporate and Other(a)	—	(217,252)	7,938	19,341	420,519

Total	$4,333,227	$570,598	$334,330	$522,841	$8,567,801

(a)	Includes research and development expenses which are not allocated geographically.

(b)	Includes exit costs and restructuring charges of approximately $59 million, $4 million, $9 million, $9 million and $33 million in North America, Latin America, Europe/West Africa/CIS, Middle East/North Africa/Asia and Corporate, respectively.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Products and Services

The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and natural gas industry. The Company operates in virtually every oil and natural gas exploration and production region in the world. The composition of the Company’s consolidated revenues by product line is as follows:

	Year Ended December 31,
	2007	2006	2005

Artificial Lift Systems	18%	18%	21%
Well Construction	16	15	17
Drilling Services	15	15	12
Drilling Tools	12	12	13
Completion Systems	10	10	13
Wireline	8	10	7
Re-entry & Fishing	8	8	7
Stimulation & Chemicals	6	6	6
Integrated Drilling	5	5	2
Pipeline & Specialty Services	2	1	2

Total	100%	100%	100%

Geographic Areas

Financial information by geographic area for each of the three years ended December 31, 2007, is summarized below. Long-lived assets are long-term assets excluding deferred tax assets of $46.0 million, $34.0 million and $47.1 million at December 31, 2007, 2006 and 2005, respectively.

	Revenues from Unaffiliated Customers			Long-Lived Assets
	2007	2006	2005	2007	2006	2005
	(In thousands)

United States	$2,955,108	$2,512,840	$1,609,209	$3,612,886	$2,925,719	$1,294,118
Canada	982,348	1,159,790	791,496	1,259,620	1,290,986	1,515,343
Other Countries	3,894,606	2,906,298	1,932,522	3,800,718	2,496,787	3,072,410

	$7,832,062	$6,578,928	$4,333,227	$8,673,224	$6,713,492	$5,881,871

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Quarterly Financial Data (Unaudited)

The following tabulation sets forth unaudited quarterly financial data for 2007 and 2006:

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
	(In thousands, except per share amounts)

2007
Revenues	$1,852,285	$1,815,945	$1,971,991	$2,191,841	$7,832,062
Gross Profit	687,929	623,477	698,744	764,302	2,774,452
Income from Continuing Operations	283,819	176,480	294,924	336,752	1,091,975
Loss from Discontinued Operations	(2,247)	(11,170)	(2,211)	(5,741)	(21,369)
Net Income	281,572	165,310	292,713	331,011	1,070,606
Basic Earnings Per Share:
Continuing Operations	$0.84	$0.52	$0.87	$0.99	$3.23
Discontinued Operation	(0.01)	(0.03)	(0.00)	(0.01)	(0.07)

Net Income	$0.83	$0.49	$0.87	$0.98	$3.16

Diluted Earnings Per Share:
Continuing Operations	$0.82	$0.51	$0.85	$0.97	$3.14
Discontinued Operation	(0.01)	(0.03)	(0.01)	(0.02)	(0.06)

Net Income	$0.81	$0.48	$0.84	$0.95	$3.08

2006
Revenues	$1,536,011	$1,538,576	$1,696,753	$1,807,588	$6,578,928
Gross Profit	551,649	540,304	618,907	655,235	2,366,095
Income from Continuing Operations	206,524	188,495	236,142	274,945	906,106
Loss from Discontinued Operations	(3,207)	(1,648)	(1,939)	(2,943)	(9,737)
Net Income	203,317	186,847	234,203	272,002	896,369
Basic Earnings Per Share:
Continuing Operations	$0.59	$0.54	$0.68	$0.81	$2.62
Discontinued Operation	(0.01)	(0.00)	(0.00)	(0.01)	(0.03)

Net Income	$0.58	$0.54	$0.68	$0.80	$2.59

Diluted Earnings Per Share:
Continuing Operations	$0.58	$0.53	$0.67	$0.79	$2.55
Discontinued Operation	(0.01)	(0.01)	(0.01)	(0.01)	(0.02)

Net Income	$0.57	$0.52	$0.66	$0.78	$2.53

23.	Subsequent Events

The Company sold its electrical submersible pumps product line to PBS in January of 2008. The assets and liabilities of this product line have been classified as held for sale at December 31, 2007 and are included in Other Current Assets and Other Current Liabilities in the Consolidated Balance Sheet. In addition, the Company agreed in January 2008 to enter into a long-term joint venture with Qatar Petroleum Company with respect to the Company’s directional, wireline, tubular running services and re-entry & fishing product lines in Qatar.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

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

The following obligations of the Issuer were guaranteed by the Parent as of December 31, 2007: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes. As of December 31, 2006, the 6.625% Senior Notes of the Issuer were guaranteed by the Parent.

The following obligations of the Parent were guaranteed by the Issuer as of December 31, 2007 and 2006: (i) the Revolving Credit Facility, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes and (v) issuances of notes under the commercial paper program.

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

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2007

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(In thousands)

ASSETS
Current Assets:
Cash and Cash Equivalents	$228	$1,489	$168,997	$—	$170,714
Other Current Assets	13,591	2,537	4,284,927	—	4,301,055

	13,819	4,026	4,453,924	—	4,471,769

Equity Investments in Affiliates	12,008,907	4,696,938	13,600,365	(30,306,210)	—
Shares Held in Parent	—	129,428	794,774	(924,202)	—
Intercompany Receivables, Net	(127,594)	1,233,846	—	(1,106,252)	—
Other Assets	52,031	34,186	8,632,971	—	8,719,188

	$11,947,163	$6,098,424	$27,482,034	$(32,336,664)	$13,190,957

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$582,389	$24,854	$166,977	$—	$774,220
Accounts Payable and Other Current Liabilities	47,574	7,959	1,372,612	—	1,428,145

	629,963	32,813	1,539,589	—	2,202,365

Long-term Debt	1,198,418	1,850,594	17,323	—	3,066,335
Intercompany Payables, Net	—	—	1,106,252	(1,106,252)	—
Other Long-term Liabilities	91,392	22,556	401,590	—	515,538
Shareholders’ Equity	10,027,390	4,192,461	24,417,280	(31,230,412)	7,406,719

	$11,947,163	$6,098,424	$27,482,034	$(32,336,664)	$13,190,957

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

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

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2007

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(In thousands)

Revenues	$—	$—	$7,832,062	$—	$7,832,062
Costs and Expenses	(15,400)	(3,641)	(6,188,685)	—	(6,207,726)

Operating Income (Loss)	(15,400)	(3,641)	1,643,377	—	1,624,336

Other Income (Expense):
Interest Expense, Net	(95,568)	(73,428)	(2,285)	—	(171,281)
Intercompany Charges, Net	(100,538)	206,371	(105,833)	—	—
Equity in Subsidiary Income	1,262,288	1,177,140	—	(2,439,428)	—
Other, Net	7,709	1,101	(17,379)	—	(8,569)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	1,058,491	1,307,543	1,517,880	(2,439,428)	1,444,486
Provision for Income Taxes	—	(45,255)	(287,505)	—	(332,760)

Income (Loss) from Continuing Operations Before Minority Interest	1,058,491	1,262,288	1,230,375	(2,439,428)	1,111,726
Minority Interest, Net	—	—	(19,751)	—	(19,751)

Income (Loss) from Continuing Operations	1,058,491	1,262,288	1,210,624	(2,439,428)	1,091,975
Income (Loss) from Discontinued Operation, Net of Taxes	12,115	—	(33,484)	—	(21,369)

Net Income (Loss)	$1,070,606	$1,262,288	$1,177,140	$(2,439,428)	$1,070,606

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2006

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(In thousands)

Revenues	$—	$—	$6,578,928	$—	$6,578,928
Costs and Expenses	(16,872)	(1,013)	(5,206,356)	—	(5,224,241)

Operating Income (Loss)	(16,872)	(1,013)	1,372,572	—	1,354,687

Other Income (Expense):
Interest Expense, Net	(74,669)	(26,337)	(1,554)	—	(102,560)
Intercompany Charges, Net	(42,732)	67,923	(25,191)	—	—
Equity in Subsidiary Income	1,030,970	1,006,190	—	(2,037,160)	—
Other, Net	(325)	(864)	(12,029)	—	(13,218)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	896,372	1,045,899	1,333,798	(2,037,160)	1,238,909
Provision for Income Taxes	(3)	(14,929)	(306,541)	—	(321,473)

Income (Loss) from Continuing Operations Before Minority Interest	896,369	1,030,970	1,027,257	(2,037,160)	917,436
Minority Interest, Net	—	—	(11,330)	—	(11,330)

Income (Loss) from Continuing Operations	896,369	1,030,970	1,015,927	(2,037,160)	906,106
Loss from Discontinued Operation, Net of Taxes	—	—	(9,737)	—	(9,737)

Net Income (Loss)	$896,369	$1,030,970	$1,006,190	$(2,037,160)	$896,369

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2005

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(In thousands)

Revenues	$—	$—	$4,333,227	$—	$4,333,227
Costs and Expenses	(16,524)	(912)	(3,745,193)	—	(3,762,629)

Operating Income (Loss)	(16,524)	(912)	588,034	—	570,598

Other Income (Expense):
Gain on Sale of Universal Common Stock	115,456	—	—	—	115,456
Debt Redemption Expense	—	(4,733)	—	—	(4,733)
Interest Expense, Net	(22,953)	(43,324)	(2,704)	—	(68,981)
Intercompany Charges, Net	(35,500)	104,146	(68,646)	—	—
Equity in Subsidiary Income	411,695	376,282	—	(787,977)	—
Other, Net	15,598	(315)	4,494	—	19,777

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	467,772	431,144	521,178	(787,977)	632,117
Provision for Income Taxes	(352)	(19,449)	(141,404)	—	(161,205)

Income (Loss) from Continuing Operations Before Minority Interest	467,420	411,695	379,774	(787,977)	470,912
Minority Interest, Net	—	—	(817)	—	(817)

Income (Loss) from Continuing Operations	467,420	411,695	378,957	(787,977)	470,095
Loss from Discontinued Operation, Net of Taxes	—	—	(2,675)	—	(2,675)

Net Income (Loss)	$467,420	$411,695	$376,282	$(787,977)	$467,420

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2007

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(In thousands)

Cash Flows from Operating Activities:
Net Income (Loss)	$1,070,606	$1,262,288	$1,177,140	$(2,439,428)	$1,070,606
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	100,538	(206,371)	105,833	—	—
(Income) Loss from Discontinued Operations	(12,115)	—	33,484	—	21,369
Equity in (Earnings) Loss of Affiliates	(1,262,288)	(1,177,140)	—	2,439,428	—
Deferred Income Tax Provision (Benefit)	—	(16,788)	45,661	—	28,873
Other Adjustments	413,899	(115,003)	(537,089)	—	(238,193)

Net Cash Provided (Used) by Operating Activities — Continuing Operations	310,640	(253,014)	825,029	—	882,655
Net Cash Used by Operating Activities — Discontinued Operation	—	—	(10,149)	—	(10,149)

Net Cash Provided (Used) by Operating Activities	310,640	(253,014)	814,880	—	872,506

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	(275,149)	—	(275,149)
Purchase of Equity Investments in Unconsolidated Affiliates	—	—	(335,220)	—	(335,220)
Capital Expenditures for Property, Plant and Equipment	—	—	(1,635,041)	—	(1,635,041)
Acquisition of Intellectual Property	—	—	(23,035)	—	(23,035)
Proceeds from Sale of Assets and Businesses, Net	—	—	84,476	—	84,476
Capital Contribution to Subsidiary	(736,748)	(36,147)	—	772,895	—
Distribution of Earnings from Subsidiary	—	(1,486,365)	1,486,365	—	—
Other Investing Activities	—	—	(38,500)	—	(38,500)

Net Cash Provided (Used) by Investing Activities — Continuing Operations	(736,748)	(1,522,512)	(736,104)	772,895	(2,222,469)
Net Cash Used by Investing Activities — Discontinued Operation	—	—	(10,579)	—	(10,579)

Net Cash Provided (Used) by Investing Activities	(736,748)	(1,522,512)	(746,683)	772,895	(2,233,048)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	(299,187)	16,361	400,691	—	117,865
Borrowings of (Repayments on) Long-term Debt, Net	—	1,485,497	(14,734)	—	1,470,763
Borrowings (Repayments) Between Subsidiaries, Net	725,488	213,695	(939,183)	—	—
Purchase of Treasury Shares	—	—	(246,190)	—	(246,190)
Proceeds from Exercise of Stock Options	—	34,192	—	—	34,192
Proceeds from Capital Contribution	—	—	772,895	(772,895)	—
Other, Net	—	24,999	—	—	24,999

Net Cash Provided (Used) by Financing Activities — Continuing Operations	426,301	1,774,744	(26,521)	(772,895)	1,401,629
Net Cash Provided by Financing Activities — Discontinued Operations	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	426,301	1,774,744	(26,521)	(772,895)	1,401,629

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	3,340	—	3,340
Net Increase (Decrease) in Cash and Cash Equivalents	193	(782)	45,016	—	44,427
Cash and Cash Equivalents at Beginning of Year	35	2,271	123,981	—	126,287

Cash and Cash Equivalents at End of Year	$228	$1,489	$168,997	$—	$170,714

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2006

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(In thousands)

Cash Flows from Operating Activities:
Net Income (Loss)	$896,369	$1,030,970	$1,006,190	$(2,037,160)	$896,369
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities Loss from Discontinued Operations	—	—	9,737	—	9,737
Equity in (Earnings) Loss of Affiliates	(1,030,970)	(1,006,190)	—	2,037,160	—
Charges from Parent or Subsidiary	42,732	(67,923)	25,191	—	—
Deferred Income Tax Provision (Benefit)	—	(22,662)	71,075	—	48,413
Other Adjustments	95,020	22,774	21,593	—	139,387

Net Cash Provided (Used) by Operating Activities-Continuing Operations	3,151	(43,031)	1,133,786	—	1,093,906
Net Cash Used by Operating Activities- Discontinued Operations	—	—	(6,887)	—	(6,887)

Net Cash Provided (Used) by Operating Activities	3,151	(43,031)	1,126,899	—	1,087,019

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	(194,314)	—	(194,314)
Capital Expenditures for Property, Plant and Equipment	—	—	(1,051,100)	—	(1,051,100)
Acquisition of Intellectual Property	—	—	(31,201)	—	(31,201)
Proceeds from Sale of Assets and Business, Net	—	—	39,860	—	39,860
Capital Contribution to Subsidiary	(942,765)	(23,015)	—	965,780	—
Other, Net	—	—	14,240	—	14,240

Net Cash Provided (Used) by Investing Activities-Continuing Operations	(942,765)	(23,015)	(1,222,515)	965,780	(1,222,515)
Net Cash Used by Investing Activities- Discontinued Operations	—	—	(19,984)	—	(19,984)

Net Cash Provided (Used) by Investing Activities	(942,765)	(23,015)	(1,242,499)	965,780	(1,242,499)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	(226,119)	4,954	111,675	—	(109,490)
Borrowings of (Repayments on) Long-term Debt, Net	944,216	(200,860)	(11,341)	—	732,015
Purchase of Treasury Shares	—	—	(548,575)	—	(548,575)
Proceeds from Exercise of Stock Options	—	55,438	—	—	55,438
Borrowings (Repayments) Between Subsidiaries, Net	221,479	189,838	(411,317)	—	—
Proceeds from Capital Contribution	—	—	965,780	(965,780)	—
Other, Net	(51)	15,775	—	—	15,724

Net Cash Provided (Used) by Financing Activities-Continuing Operations	939,525	65,145	106,222	(965,780)	145,112
Net Cash Provided by Financing Activities- Discontinued	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	939,525	65,145	106,222	(965,780)	145,112

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2,410	—	2,410
Net Decrease in Cash and Cash Equivalents	(89)	(901)	(6,968)	—	(7,958)
Cash and Cash Equivalents at Beginning of Year	124	3,172	130,949	—	134,245

Cash and Cash Equivalents at End of Year	$35	$2,271	$123,981	$—	$126,287

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2005

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(In thousands)

Cash Flows from Operating Activities:
Net Income (Loss)	$467,420	$411,695	$376,282	$(787,977)	$467,420
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Loss from Discontinued Operations	—	—	2,675	—	2,675
Gain on Sale of Universal Common Stock	(115,456)	—	—	—	(115,456)
Non-cash Portion of Exit Costs and Restructuring Charges	8,191	—	57,009	—	65,200
Charges from Parent or Subsidiary	35,500	(104,146)	68,646	—	—
Equity in (Earnings) Loss of Affiliates	(411,695)	(376,282)	—	787,977	—
Deferred Income Tax Provision	—	19,839	10,977	—	30,816
Other Adjustments	(172,771)	(177,042)	406,680	—	56,867

Net Cash Provided (Used) by Operating Activities-Continuing Operations	(188,811)	(225,936)	922,269	—	507,522
Net Cash Used by Operating Activities- Discontinued Operations	—	—	(4,428)	—	(4,428)

Net Cash Provided (Used) by Operating Activities	(188,811)	(225,936)	917,841	—	503,094

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	(991,067)	—	(991,067)
Capital Expenditures for Property, Plant and Equipment	—	—	(522,841)	—	(522,841)
Acquisition of Intellectual Property	—	—	(13,423)	—	(13,423)
Proceeds from Sale of Universal Common Stock	276,750	—	—	—	276,750
Proceeds from Sale of Assets and Businesses, Net	—	—	15,874	—	15,874
Other, Net	—	—	(16,424)	—	(16,424)

Net Cash Provided (Used) by Investing Activities-Continuing Operations	276,750	—	(1,527,881)	—	(1,251,131)
Net Cash Used by Investing Activities — Discontinued Operations	—	—	(3,777)	—	(3,777)

Net Cash Provided (Used) by Investing Activities	276,750	—	(1,531,658)	—	(1,254,908)

Cash Flows from Financing Activities:
Borrowings of Short-term Debt, Net	716,927	1,885	12,320	—	731,132
Borrowings of (Repayments on) Long-term Debt, Net	—	1,736	(4,110)	—	(2,374)
Redemption of Convertible Debentures	—	(348,816)	—	—	(348,816)
Proceeds from Exercise of Stock Options	—	191,127	—	—	191,127
Borrowings (Repayments) Between Subsidiaries, Net	(943,721)	309,596	634,125	—	—
Other, Net	—	(473)	(487)	—	(960)

Net Cash Provided (Used) by Financing Activities-Continuing Operations	(226,794)	155,055	641,848	—	570,109
Net Cash Provided by Financing Activities- Discontinued Operations	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	(226,794)	155,055	641,848	—	570,109

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,489)	—	(1,489)
Net Increase (Decrease) in Cash and Cash Equivalents	(138,855)	(70,881)	26,542	—	(183,194)
Cash and Cash Equivalents at Beginning of Year	138,979	74,053	104,407	—	317,439

Cash and Cash Equivalents at End of Year	$124	$3,172	$130,949	$—	$134,245

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in internal controls.

The Company’s management, including the CEO and CFO, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Internal controls over financial reporting.

Management’s report on our internal controls over financial reporting can be found in Item 8 of this report.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instructions G(3), information on directors and executive officers of the Registrant will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on June 2, 2008.

Our board of directors has adopted a code of ethics entitled “Code of Conduct,” which applies to all our employees, officers and directors and has also adopted a separate “Supplemental Code of Business Conduct” for our senior officers. Copies of these codes can also be found at www.weatherford.com.

Item 11.	Executive Compensation

Pursuant to General Instructions G(3), information on executive compensation will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on June 2, 2008.

Item 12(a).	Security Ownership of Certain Beneficial Owners.

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on June 2, 2008.

Item 12(b).	Security Ownership of Management.

Pursuant to General Instructions G(3), information on security ownership of management will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on June 2, 2008.

Item 12(d).	Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of December 31, 2007 about the number of shares to be issued upon vesting or exercise of equity awards including options, restricted shares, warrants and deferred stock units as well as the number of shares remaining available for issuance under our equity compensation plans .

			Number of Shares
			Remaining Available
	Number of Shares		for Future Issuance
	to be Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Shares
	Options, Warrants	Options, Warrants	Reflected in the
	and Rights	and Rights	First Column)
	(In thousands, except share prices)

Plan Category:
Equity compensation plans approved by shareholders	2,406	$48.81	7,430
Equity compensation plans not approved by shareholders(a)	16,353	23.17	—

Total	18,759	26.46	7,430

(a)	The Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended (the “Plan”), is administered by the Compensation Committee of the Board of Directors, and all employees are eligible to receive options under the Plan. The Plan provides for the grant of nonqualified options to purchase Common Shares of Weatherford International Ltd. The price at which shares may be purchased is based on the market price of the shares and cannot be less than the aggregate par value of the shares on the date the option was granted. Unless otherwise provided in an option agreement, no option may be exercised after one day less than 10 years from the date of vesting. Options generally become fully exercisable after three to four years from the date of grant, subject to earlier vesting in the event of the death, disability or retirement of the employee or in the event of a change of control of the Company. The Plan provided for the grant of options to purchase up to 44,000,000 shares. As of December 31, 2007, there were options to purchase an aggregate of 5,523,262 Common Shares outstanding under this Plan, of which options to purchase an aggregate of 5,423,262 Common Shares were vested. Subsequent to the shareholder approval of the Company’s Omnibus Plan in May 2006, future grants under this plan have been suspended.

On September 8, 1998, July 5, 2000, and September 26, 2001, the Company granted to each of its directors other than Mr. Duroc-Danner an option or warrant to purchase 187,264, 120,000 and 120,000 Common Shares, respectively, at a purchase price per share equal to $5.8075, $18.375 and $11.885, respectively, which was the fair market value of our Common Shares as of the day we granted the options or warrant. The options and warrants were issued under agreements between us and the directors. Each option or warrant is exercisable for a period of ten years from the date which it becomes fully exercisable. The options and warrant granted on September 8, 1998 and July 5, 2000 become fully exercisable three years from the date of grant, and the options and warrant granted on September 26, 2001 become fully exercisable four years from the date of grant, in each case subject to earlier vesting in the event of the death, disability or retirement of the optionee or warrantholder or a change of control of the Company. Under these agreements there were options and warrants to purchase an aggregate of 1,672,992 Common Shares outstanding as of December 31, 2007, all of which are fully vested.

Under our Non-Employee Director Deferred Compensation Plan, each non-employee director may elect to defer up to 7.5% of any fees paid by the Company. The deferred fees are converted into non-monetary units representing Common Shares that could have been purchased with the deferred fees based on the market price of the Common Shares on the last day of the month in which fees were deferred. If a non-employee director elects to defer at least 5% of his fees, the Company will make an additional contribution to the director’s account equal to the sum of (1) 7.5% of the director’s fees plus (2) the amount of fees deferred by the director. The non-employee directors are fully vested at all times. The Company’s directors may generally determine when distributions will be made from the plan. The amount of the distribution will be a number of Common Shares equal to the number of units at the time of distribution. Distributions are made in Common Shares. As of December 31, 2007, there were 64,480 deferred units outstanding under this plan.

The Company established its Foreign Executive Deferred Compensation Stock Ownership Plan for key foreign employees. Under the Company’s Foreign Executive Deferred Compensation Stock Ownership Plan, the Company contributes 15% of each participant’s total salary, bonus and commission compensation each year. The Company’s contributions vest over a five-year period on the basis of 20% per year for each year of service. Under the Foreign Executive Deferred Compensation Stock Ownership Plan, the Company’s contributions are converted into non-monetary units equal to the number of Common Shares that could have been purchased with the amounts contributed based on the average closing price of the Common Shares for each day of the month in which contributions are made. Distributions are made under the Foreign Executive Deferred Compensation Stock Ownership Plan after a participant retires, becomes disabled or dies or after his employment is terminated. Distributions under the Foreign Executive Deferred Compensation Stock Ownership Plan are made in a number of Common Shares equal to the number of units allocated to the participant’s account at the time of distribution. As of December 31, 2007, there were 97,036 deferred units outstanding under this plan.

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

In 2003, the Company’s Board of Directors approved a restricted share plan that allows for the grant of up to 7,670,000 of our Common Shares to key employees and directors of the Company. Restricted shares are subject to forfeiture restrictions that generally lapse after a specified period from the date of grant and are subject to earlier vesting in the event of death, retirement or a change in control. As of December 31, 2007, there were 6,602,123 shares granted under this plan, of which 4,071,184 shares are vested. Subsequent to the shareholder approval of the Company’s Omnibus Plan in May 2006, future grants under this plan have been suspended.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3), information on certain relationships and related transactions will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on June 2, 2008.

Item 14.	Principal Accountant Fees and Services

Pursuant to General Instruction G(3), information on principal accountant fees and services will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on June 2, 2008.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report or incorporated herein by reference:

1. The consolidated financial statements of the Company listed on page 38 of this report.

2. The financial statement schedule on page 95 of this report.

3. The exhibits of the Company listed below under Item 15(b).

(b) Exhibits:

Exhibit
Number	Description

1.1	Purchase Agreement, dated June 13, 2007, among Weatherford International Ltd., Weatherford International, Inc., and Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc. and UBS Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed on June 18, 2007)
2.1	Stock Purchase Agreement dated June 6, 2005 by and between Precision Drilling Corporation and Weatherford International Ltd. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K dated June 6, 2005 on Form 8-K/A (File No. 1-31339) filed June 9, 2005).
2.2	Agreement and Plan of Merger dated May 8, 2002, among Weatherford International, Inc., Weatherford Merger, Inc., Weatherford International Ltd. and Weatherford U.S. Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.1	Memorandum of Association of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.2	Memorandum of Increase of Share Capital of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.3	Bye-laws of Weatherford International Ltd. (incorporated by reference to Annex III to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Memorandum of Association and Bye-laws of Weatherford International Ltd. defining the rights of holders of common shares.
4.2	Guarantee, dated as of October 25, 2005, of Weatherford International, Inc. for the benefit of holders of any notes issued by Weatherford International Ltd., from time to time pursuant to the Issuing and Paying Agent Agreement, dated as of October 25, 2005, between Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
4.3	Second Amended and Restated Credit Agreement dated as of May 2, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed May 5, 2006).
4.4	Indenture, dated October 1, 2003, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 2, 2003).
4.5	Indenture dated May 17, 1996, between Weatherford Enterra, Inc. and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).
4.6	Third Supplemental Indenture dated November 16, 2001, between Weatherford International, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Reg. No. 333-73770) filed November 20, 2001).
4.7	Fourth Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company) (incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.8	Form of global note for 4.95% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).
4.9	Form of global note for 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-31339) filed February 17, 2006).
4.10	Officers’ Certificate dated as of February 17, 2006 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-31339) filed February 17, 2006).

Exhibit
Number		Description

4.11		Certificate of Assistant Secretary as to the adoption of a resolution increasing authorized share capital (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed May 15, 2006).
4.12		Amended and Restated Warrant Agreement, dated effective as of July 12, 2006, by and among Weatherford International, Ltd., Weatherford International, Inc. and Shell Technology Ventures, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed July 14, 2006).
4.13		Officer’s Certificate, dated August 7, 2006, establishing the series of 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.14		Form of $500,000 Global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.15		Form of $100,000 Global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.16		Notice of Commitment Increase dated as of November 14, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed November 16, 2006.
4.17		Indenture, dated June 18, 2007, among the Weatherford Delaware, as issuer, Weatherford Bermuda, as guarantor, and Deutsche Bank Trust Company Americas, as trustee, (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed on June 18, 2007).
4.18		First Supplemental Indenture, dated June 18, 2007, among the Weatherford Delaware, as issuer, Weatherford Bermuda, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (including forms of notes) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed on June 18, 2007).
4.19		Registration Rights Agreement, dated June 18, 2007, among Weatherford International Ltd., Weatherford International, Inc., and Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed on June 18, 2007).
10.1		Issuing and Paying Agent Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.2		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.3		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.4		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Merrill Lynch Money Markets Inc. (for notes with maturities up to 270 days) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, (for notes with maturities over 270 days up to 397 days) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.5		Amendment to Preferred Supplier Agreement dated April 14, 2003 (incorporated by reference to Exhibit 10.1 to the Grant Prideco Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-15423), filed May 15, 2003)
*10	.6	Weatherford Enterra, Inc. 1991 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 (File 1-7867) filed March 23, 1997).
*10	.7	2004 Weatherford Variable Compensation Plan, Including Form of Award Letter (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-31339) filed November 9, 2004).
*10	.8	Weatherford Variable Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 25, 2005).

Exhibit
Number		Description

*10	.9	Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers and non-officers (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 on Form 10-Q/A (File No. 1-31339) filed September 15, 2004).
*10	.10	Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan and Related Trust Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.11	Amended and Restated Weatherford International Ltd. Nonqualified Executive Retirement Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.12	Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.13	Weatherford International Incorporated Non-Employee Director Retirement Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-13086) filed March 11, 2005.)
*10	.14	Weatherford International, Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).
*10	.15	Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan dated March 23, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-31339) filed May 6, 2004).
*10	.16	Energy Ventures, Inc. 1991 Non-Employee Director Stock Option Plan and Form of Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-13086) filed August 8, 1991).
*10	.17	Energy Ventures, Inc. 1992 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 (Reg. No. 333-13531) filed October 4, 1997).
*10	.18	Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-13086) filed August 12, 1995).
*10	.19	General Amendment of Employee Stock Option Programs of Weatherford International, Inc. dated May 9, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.20	General Amendment of Director’s Stock Option Plans and Agreements dated May 9, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.21	Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-13086) filed March 24, 2004).
*10	.22	Amendment to Stock Option Programs (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 19, 2000).
*10	.23	Employment Agreement, dated as of December 1, 2005, between Weatherford International Ltd. and Hazel A. Brown (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 2, 2005).
*10	.24	Employment Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.25	Employment Agreement, dated as of September 1, 2005, between Weatherford International Ltd. and John R. King (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed September 7, 2005).
*10	.26	Employment Agreement, dated as of September 1, 2005, between Weatherford International Ltd. and Ian E. Kelly (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed September 7, 2005).

Exhibit
Number		Description

*10	.27	Employment Agreements dated August 1, 2003, between Weatherford International Ltd. and each of M. David Colley, E. Lee Colley III, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin, and Keith R. Morley (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-31339) filed November 6, 2003).
*10	.28	Indemnification Agreement, dated as of December 1, 2005, between Weatherford International Ltd. and Hazel A. Brown (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 2, 2005).
*10	.29	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and John R. King (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.30	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Ian E. Kelly (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.31	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.32	Indemnification Agreements with Robert K. Moses, Jr. (incorporated by reference to Exhibit 10.10 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); and William E. Macaulay (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)).
*10	.33	Indemnification Agreements with each of Bernard J. Duroc-Danner, Gary L. Warren, Burt M. Martin, E. Lee Colley III, Stuart E. Ferguson, David J. Butters, Robert A. Rayne, Robert K. Moses, Jr., Robert B. Millard, William E. Macaulay and Sheldon B. Lubar (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13086) filed November 13, 2002).
*10	.34	Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).
*10	.35	Form of Amendment to Stock Option Agreements dated September 8, 1998 for Non-Employee Directors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
*10	.36	Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).
*10	.37	Form of Stock Option Agreement for Non-employee Directors dated September 26, 2001 (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-8 (Reg. No. 333-81678) filed January 30, 2002).
*10	.38	Assumption and General Amendment of Directors’ Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
10.39		License Agreement among Shell Technology Ventures Inc., Weatherford/Lamb, Inc. and Weatherford International, Inc. dated March 1, 2002, as amended on April 29, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.40		Framework Agreement between Shell Technology Ventures Limited and Weatherford International, Inc. dated March 1, 2002, as amended on April 19, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.41		Agreement dated August 31, 2005, between Weatherford International Ltd. and Precision Drilling Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed September 7, 2005).
*10	.42	Employment Agreement dated October 27, 2006, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).

Exhibit
Number		Description

*10	.43	Employment Agreement dated October 27, 2006, between Weatherford International Ltd. and Jessica Abarca (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).
*10	.44	Indemnification Agreement dated October 27, 2006, between Weatherford International Ltd. and Jessica Abarca (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).
*10	.45	Form of Restricted Share Unit Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31,2006 (File No. 1-31339) filed February 23, 2007).
*10	.46	Form of Stock Option Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.47	Form of Restricted Share Award Agreement for Non-employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339 filed February 23, 2007).
*10	.48	Form of Restricted Share Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.49	Form of Stock Option Award Agreement for Non-Employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Plan (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.50	Employment Agreement, dated as of June 11,2007, between Weatherford International Ltd and Keith R. Morley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed June 11, 2007).
*10	.51	Indemnification Agreement, dated as of June 11, 2007, between Weatherford International Ltd. and Keith R. Morley (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed June 11, 2007).
*10	.52	Amendment dated February 6, 2008, to the Weatherford International Ltd. Nonqualified Executive Retirement Plan, as amended and restated as of February 22, 2007. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed February 6, 2008)
†21	.1	Subsidiaries of Weatherford International Ltd.
†23	.1	Consent of Ernst & Young LLP.
†31	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32	.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

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

SCHEDULE II
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE THREE YEARS ENDED DECEMBER 31, 2007

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Collections	Deductions	Period
	(In thousands)

Year Ended December 31, 2007:
Allowance for uncollectible accounts receivable	$13,452	$6,984	$523	$(7,199)	$13,760
Year Ended December 31, 2006:
Allowance for uncollectible accounts receivable	$12,210	$6,242	$881	$(5,881)	$13,452
Year Ended December 31, 2005:
Allowance for uncollectible accounts receivable	$15,910	$3,291	$824	$(7,815)	$12,210

All other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 21, 2008.

WEATHERFORD INTERNATIONAL LTD.

By:	/s/ Bernard J. Duroc-Danner
Bernard J. Duroc-Danner
President, Chief Executive Officer,
Chairman of the Board and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Bernard J. Duroc-Danner Bernard J. Duroc-Danner	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	February 21, 2008

/s/ Andrew P. Becnel Andrew P. Becnel	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2008

/s/ Jessica Abarca Jessica Abarca	Vice President — Accounting and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2008

/s/ Nicholas F. Brady Nicholas F. Brady	Director	February 21, 2008

/s/ David J. Butters David J. Butters	Director	February 21, 2008

/s/ Sheldon B. Lubar Sheldon B. Lubar	Director	February 21, 2008

/s/ William E. Macaulay William E. Macaulay	Director	February 21, 2008

/s/ Robert B. Millard Robert B. Millard	Director	February 21, 2008

/s/ Robert K. Moses, Jr. Robert K. Moses, Jr.	Director	February 21, 2008

/s/ Robert A. Rayne Robert A. Rayne	Director	February 21, 2008

EXHIBIT INDEX

Exhibit
Number	Description

1.1	Purchase Agreement, dated June 13, 2007, among Weatherford International Ltd., Weatherford International, Inc., and Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc. and UBS Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed on June 18, 2007)
2.1	Stock Purchase Agreement dated June 6, 2005 by and between Precision Drilling Corporation and Weatherford International Ltd. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K dated June 6, 2005 on Form 8-K/A (File No. 1-31339) filed June 9, 2005).
2.2	Agreement and Plan of Merger dated May 8, 2002, among Weatherford International, Inc., Weatherford Merger, Inc., Weatherford International Ltd. and Weatherford U.S. Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.1	Memorandum of Association of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.2	Memorandum of Increase of Share Capital of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.3	Bye-laws of Weatherford International Ltd. (incorporated by reference to Annex III to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Memorandum of Association and Bye-laws of Weatherford International Ltd. defining the rights of holders of common shares.
4.2	Guarantee, dated as of October 25, 2005, of Weatherford International, Inc. for the benefit of holders of any notes issued by Weatherford International Ltd., from time to time pursuant to the Issuing and Paying Agent Agreement, dated as of October 25, 2005, between Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
4.3	Second Amended and Restated Credit Agreement dated as of May 2, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed May 5, 2006).
4.4	Indenture, dated October 1, 2003, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 2, 2003).
4.5	Indenture dated May 17, 1996, between Weatherford Enterra, Inc. and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).
4.6	Third Supplemental Indenture dated November 16, 2001, between Weatherford International, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Reg. No. 333-73770) filed November 20, 2001).
4.7	Fourth Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company) (incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.8	Form of global note for 4.95% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).
4.9	Form of global note for 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-31339) filed February 17, 2006).
4.10	Officers’ Certificate dated as of February 17, 2006 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-31339) filed February 17, 2006).

Exhibit
Number		Description

4.11		Certificate of Assistant Secretary as to the adoption of a resolution increasing authorized share capital (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed May 15, 2006).
4.12		Amended and Restated Warrant Agreement, dated effective as of July 12, 2006, by and among Weatherford International, Ltd., Weatherford International, Inc. and Shell Technology Ventures, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed July 14, 2006).
4.13		Officer’s Certificate, dated August 7, 2006, establishing the series of 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.14		Form of $500,000 Global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.15		Form of $100,000 Global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.16		Notice of Commitment Increase dated as of November 14, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed November 16, 2006.
4.17		Indenture, dated June 18, 2007, among the Weatherford Delaware, as issuer, Weatherford Bermuda, as guarantor, and Deutsche Bank Trust Company Americas, as trustee, (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed on June 18, 2007).
4.18		First Supplemental Indenture, dated June 18, 2007, among the Weatherford Delaware, as issuer, Weatherford Bermuda, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (including forms of notes) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed on June 18, 2007).
4.19		Registration Rights Agreement, dated June 18, 2007, among Weatherford International Ltd., Weatherford International, Inc., and Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed on June 18, 2007).
10.1		Issuing and Paying Agent Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.2		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.3		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.4		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Merrill Lynch Money Markets Inc. (for notes with maturities up to 270 days) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, (for notes with maturities over 270 days up to 397 days) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.5		Amendment to Preferred Supplier Agreement dated April 14, 2003 (incorporated by reference to Exhibit 10.1 to the Grant Prideco Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-15423), filed May 15, 2003)
*10	.6	Weatherford Enterra, Inc. 1991 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 (File 1-7867) filed March 23, 1997).

Exhibit
Number		Description

*10	.7	2004 Weatherford Variable Compensation Plan, Including Form of Award Letter (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-31339) filed November 9, 2004).
*10	.8	Weatherford Variable Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 25, 2005).
*10	.9	Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers and non-officers (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 on Form 10-Q/A (File No. 1-31339) filed September 15, 2004).
*10	.10	Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan and Related Trust Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.11	Amended and Restated Weatherford International Ltd. Nonqualified Executive Retirement Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.12	Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.13	Weatherford International Incorporated Non-Employee Director Retirement Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-13086) filed March 11, 2005.)
*10	.14	Weatherford International, Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13086) filed May 15, 2000).
*10	.15	Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan dated March 23, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-31339) filed May 6, 2004).
*10	.16	Energy Ventures, Inc. 1991 Non-Employee Director Stock Option Plan and Form of Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-13086) filed August 8, 1991).
*10	.17	Energy Ventures, Inc. 1992 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 (Reg. No. 333-13531) filed October 4, 1997).
*10	.18	Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-13086) filed August 12, 1995).
*10	.19	General Amendment of Employee Stock Option Programs of Weatherford International, Inc. dated May 9, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.20	General Amendment of Director’s Stock Option Plans and Agreements dated May 9, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.21	Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-13086) filed March 24, 2004).
*10	.22	Amendment to Stock Option Programs (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 19, 2000).
*10	.23	Employment Agreement, dated as of December 1, 2005, between Weatherford International Ltd. and Hazel A. Brown (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 2, 2005).
*10	.24	Employment Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).

Exhibit
Number		Description

*10	.25	Employment Agreement, dated as of September 1, 2005, between Weatherford International Ltd. and John R. King (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed September 7, 2005).
*10	.26	Employment Agreement, dated as of September 1, 2005, between Weatherford International Ltd. and Ian E. Kelly (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed September 7, 2005).
*10	.27	Employment Agreements dated August 1, 2003, between Weatherford International Ltd. and each of M. David Colley, E. Lee Colley III, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin, and Keith R. Morley (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-31339) filed November 6, 2003).
*10	.28	Indemnification Agreement, dated as of December 1, 2005, between Weatherford International Ltd. and Hazel A. Brown (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 2, 2005).
*10	.29	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and John R. King (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.30	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Ian E. Kelly (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.31	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.32	Indemnification Agreements with Robert K. Moses, Jr. (incorporated by reference to Exhibit 10.10 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); and William E. Macaulay (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)).
*10	.33	Indemnification Agreements with each of Bernard J. Duroc-Danner, Gary L. Warren, Burt M. Martin, E. Lee Colley III, Stuart E. Ferguson, David J. Butters, Robert A. Rayne, Robert K. Moses, Jr., Robert B. Millard, William E. Macaulay and Sheldon B. Lubar (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13086) filed November 13, 2002).
*10	.34	Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).
*10	.35	Form of Amendment to Stock Option Agreements dated September 8, 1998 for Non-Employee Directors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
*10	.36	Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).
*10	.37	Form of Stock Option Agreement for Non-employee Directors dated September 26, 2001 (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-8 (Reg. No. 333-81678) filed January 30, 2002).
*10	.38	Assumption and General Amendment of Directors’ Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
10.39		License Agreement among Shell Technology Ventures Inc., Weatherford/Lamb, Inc. and Weatherford International, Inc. dated March 1, 2002, as amended on April 29, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).

Exhibit
Number		Description

10.40		Framework Agreement between Shell Technology Ventures Limited and Weatherford International, Inc. dated March 1, 2002, as amended on April 19, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-13086) filed May 15, 2002).
10.41		Agreement dated August 31, 2005, between Weatherford International Ltd. and Precision Drilling Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed September 7, 2005).
*10	.42	Employment Agreement dated October 27, 2006, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).
*10	.43	Employment Agreement dated October 27, 2006, between Weatherford International Ltd. and Jessica Abarca (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).
*10	.44	Indemnification Agreement dated October 27, 2006, between Weatherford International Ltd. and Jessica Abarca (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).
*10	.45	Form of Restricted Share Unit Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31,2006 (File No. 1-31339) filed February 23, 2007).
*10	.46	Form of Stock Option Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.47	Form of Restricted Share Award Agreement for Non-employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339 filed February 23, 2007).
*10	.48	Form of Restricted Share Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.49	Form of Stock Option Award Agreement for Non-Employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Plan (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.50	Employment Agreement, dated as of June 11,2007, between Weatherford International Ltd and Keith R. Morley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed June 11, 2007).
*10	.51	Indemnification Agreement, dated as of June 11, 2007, between Weatherford International Ltd. and Keith R. Morley (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed June 11, 2007).
*10	.52	Amendment dated February 6, 2008, to the Weatherford International Ltd. Nonqualified Executive Retirement Plan, as amended and restated as of February 22, 2007. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed February 6, 2008)
†21	.1	Subsidiaries of Weatherford International Ltd.
†23	.1	Consent of Ernst & Young LLP.
†31	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32	.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.