Form 10-Q
period 2008-03-31
WEATHERFORD INTERNATIONAL LTD
filed 2008-05-06
CIK 1170565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Yes ☑          No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐          No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at April 29, 2008
Common Shares, par value $1.00	339,791,807

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$626,438	$170,714
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $14,128 and $13,760, Respectively	2,104,837	1,961,854
Inventories	1,768,047	1,607,684
Other Current Assets	602,103	731,517

	5,101,425	4,471,769

Property, Plant and Equipment, Net of Accumulated Depreciation of $2,511,530 and $2,400,062, Respectively	4,582,620	4,153,845
Goodwill	3,454,511	3,358,490
Other Intangible Assets, Net of Accumulated Amortization of $236,814 and $227,307, Respectively	583,882	596,999
Equity Investments	463,221	368,618
Other Assets	298,475	241,236

	$14,484,134	$13,190,957

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$193,462	$774,220
Accounts Payable	678,078	612,775
Other Current Liabilities	789,720	815,370

	1,661,260	2,202,365

Long-term Debt	4,563,579	3,066,335
Other Liabilities	567,845	515,538

Shareholders’ Equity:
Common Shares, $1 Par Value, Authorized 1,000,000 Shares, Issued 363,814 and 363,602 Shares, Respectively	363,814	363,602
Capital in Excess of Par Value	4,387,645	4,359,349
Treasury Shares, Net	(929,157)	(924,202)
Retained Earnings	3,434,383	3,170,182
Accumulated Other Comprehensive Income	434,765	437,788

	7,691,450	7,406,719

	$14,484,134	$13,190,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months
	Ended March 31,
	2008	2007
Revenues:
Products	$829,183	$682,252
Services	1,366,709	1,170,033

	2,195,892	1,852,285

Costs and Expenses:
Cost of Products	598,790	488,869
Cost of Services	850,888	675,487
Research and Development	42,639	40,514
Selling, General and Administrative Attributable to Segments	240,867	201,641
Corporate General and Administrative	47,174	30,060

Operating Income	415,534	415,714

Other Expense:
Interest Expense, Net	(52,803)	(33,771)
Other, Net	499	(2,372)

Income from Continuing Operations Before Income Taxes and Minority Interest	363,230	379,571
Provision for Income Taxes	(73,625)	(91,378)

Income from Continuing Operations Before Minority Interest	289,605	288,193
Minority Interest, Net of Taxes	(5,536)	(4,374)

Income from Continuing Operations	284,069	283,819
Loss from Discontinued Operation, Net of Taxes	(19,868)	(2,247)

Net Income	$264,201	$281,572

Basic Earnings Per Share:
Income from Continuing Operations	$0.84	$0.84
Loss from Discontinued Operation	(0.06)	(0.01)

Net Income	$0.78	$0.83

Diluted Earnings Per Share:
Income from Continuing Operations	$0.82	$0.82
Loss from Discontinued Operation	(0.06)	(0.01)

Net Income	$0.76	$0.81

Weighted Average Shares Outstanding:
Basic	340,095	339,010
Diluted	348,543	346,308
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months
	Ended March 31,
	2008	2007

Cash Flows from Operating Activities:
Net Income	$264,201	$281,572
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	169,288	135,515
Gain on Sales of Assets and Businesses, Net	(2,221)	(19,047)
Loss from Discontinued Operations	19,868	2,247
Employee Share-Based Compensation Expense	23,474	16,555
Excess Tax Benefits from Share-Based Compensation	(7,555)	(2,829)
Minority Interest	5,536	4,374
Deferred Income Tax Benefit	(10,514)	(45)
Other, Net	(1,130)	(1,054)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired
Accounts Receivable	(131,985)	(137,190)
Inventories	(151,666)	(135,480)
Accounts Payable	59,341	58,484
Other	(85,974)	(43,951)

Net Cash Provided by Operating Activities — Continuing Operations	150,663	159,151
Net Cash Used by Operating Activities — Discontinued Operation	(1,294)	(3,564)

Net Cash Provided by Operating Activities	149,369	155,587

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(113,013)	(51,006)
Capital Expenditures for Property, Plant and Equipment	(588,639)	(346,756)
Acquisition of Intellectual Property	(2,787)	(10,724)
Proceeds from Sale of Assets and Businesses, Net	112,260	24,524

Net Cash Used by Investing Activities — Continuing Operations	(592,179)	(383,962)
Net Cash Used by Investing Activities — Discontinued Operation	—	(11,420)

Net Cash Used by Investing Activities	(592,179)	(395,382)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	(585,075)	338,845
Borrowings of Long-term Debt, Net	1,487,439	1,839
Purchase of Treasury Shares	—	(123,808)
Proceeds from Exercise of Stock Options	2,840	3,014
Excess Tax Benefits from Share-Based Compensation	7,555	2,829
Other Financing Activities, Net	(14,225)	—

Net Cash Provided by Financing Activities — Continuing Operations	898,534	222,719
Net Cash Provided by Financing Activities — Discontinued Operation	—	—

Net Cash Provided by Financing Activities	898,534	222,719

Net Increase (Decrease) in Cash and Cash Equivalents	455,724	(17,076)
Cash and Cash Equivalents at Beginning of Period	170,714	126,287

Cash and Cash Equivalents at End of Period	$626,438	$109,211

Supplemental Cash Flow Information:
Interest Paid	$42,776	$40,403
Income Taxes Paid, Net of Refunds	62,418	82,495
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months
	Ended March 31,
	2008	2007

Net Income	$264,201	$281,572
Other Comprehensive Income:
Deferred Loss on Derivative Instruments	(12,576)	—
Amortization of Pension Components	4,636	1,052
Foreign Currency Translation Adjustment	4,877	3,922
Other	40	36

Comprehensive Income	$261,178	$286,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
1. General
     The condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheet at March 31, 2008, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full year.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to uncollectible accounts receivable, lower of cost or market of inventories, equity investments, intangible assets and goodwill, property, plant and equipment, income taxes, self-insurance, pension and post retirement benefit plans and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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
     In August of 2005, the Company acquired Precision Energy Services and Precision Drilling International. In association with the acquisition, the Company identified pre-acquisition contingencies related to duties and taxes associated with the importation of certain equipment assets to foreign jurisdictions. The Company calculated a range of reasonable estimates of the costs associated with these duties. As no amount within the range appeared to be a better estimate than any other, the Company used the amount that is the low end of the range in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and its interpretations. At March 31, 2008, the Company has a liability in the amount of $13 million for this matter. If the Company used the high end of the range, the aggregate potential liability would be approximately $19 million higher.
     During the first quarter of 2008, the Company acquired various businesses for cash consideration of approximately $113 million.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
3. Equity Investment Acquisition
     The Company acquired a 33% ownership interest in Premier Business Solutions (“PBS”) in June 2007 for approximately $330 million. PBS conducts business in Russia and is the world’s largest electric submersible pump manufacturer by volume. In January 2008, the Company sold its electrical submersible pumps (“ESP”) product line to PBS and received a combination of cash and an additional equity investment in PBS in consideration of the sale. The Company’s investment in PBS is included in Equity Investments in Unconsolidated Affiliates in the accompanying Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007. The assets and liabilities of the ESP product line were classified as held for sale at December 31, 2007 and included in Other Current Assets and Other Current Liabilities in the Consolidated Balance Sheet.
4. Discontinued Operations
     In June 2007, the Company’s management approved a plan to sell its oil and gas development and production business. The business was historically included in the Company’s North America and Europe/West Africa/CIS segments. The results of operations, financial position and cash flows of the business are reflected in the condensed consolidated financial statements and notes as a discontinued operation for all periods presented. The Current Assets Held for Sale and Current Liabilities Held for Sale are included in Other Current Assets and Other Current Liabilities, respectively, in the Consolidated Balance Sheets.
     Operating results of the oil and gas development and production business were as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Revenues	$522	$485

Loss Before Income Taxes	$30,566	$3,326
Benefit for Income taxes	10,698	1,079

Loss from Discontinued Operation, Net of Taxes	$19,868	$2,247

     Included in the loss for the three months ended March 31, 2008, is approximately $19 million, net of taxes, incurred in connection with the settlement of a legal dispute regarding the business.
     Balance sheet information for the oil and gas development and production business was as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)

Other Current Assets	$—	$4,563
Property, Plant and Equipment, Net	2,000	21,639
Other Assets	—	—

Current Assets Held for Sale	$2,000	$26,202

Accounts Payable	$—	$85
Other Current Liabilities	—	169
Other Liabilities	—	383

Current Liabilities Held for Sale	$—	$637

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
5. Inventories
     The components of inventory were as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)

Raw materials, components and supplies	$371,822	$373,383
Work in process	138,571	118,407
Finished goods	1,257,654	1,115,894

	$1,768,047	$1,607,684

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
     The changes in the carrying amount of goodwill for the three months ended March 31, 2008 were as follows:

				Middle
			Europe/	East/ North
	North	Latin	West Africa	Africa
	America	America	/ CIS	/ Asia	Total
	(In thousands)

As of December 31, 2007	$1,918,411	$156,825	$678,433	$604,821	$3,358,490
Goodwill acquired during period	1,790	—	96,681	3,552	102,023
Disposals	(1,362)	(27)	—	—	(1,389)
Purchase price and other adjustments	440	3,070	(523)	201	3,188
Impact of foreign currency translation	(31,362)	678	20,082	2,801	(7,801)

As of March 31, 2008	$1,887,917	$160,546	$794,673	$611,375	$3,454,511

7. Short-term Borrowings and Current Portion of Long-term Debt
     The components of short-term borrowings were as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)

Revolving credit facility	$159,000	$491,000
Commercial paper program	—	191,621
Other short-term bank loans	23,102	80,025

Total Short-term Borrowings	182,102	762,646
Current Portion of Long-term Debt	11,360	11,574

Short-term Borrowings and Current Portion of Long-term Debt	$193,462	$774,220

     In March 2008, the Company completed a $1.5 billion long-term debt offering comprised of (i) $500 million of 5.15% Senior Notes due in 2013 (“5.15% Senior Notes”), (ii) $500 million of 6.00% Senior Notes due 2018

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
(“6.00% Senior Notes”) and (iii) $500 million of 7.00% Senior Notes due 2038 (“7.00% Senior Notes”). Net proceeds of $1.47 billion were used to repay short-term borrowings and for general corporate purposes, including capital expenditures and business acquisitions. Interest on these notes is due semi-annually on March 15 and September 15 of each year.
     The Company maintains a revolving credit agreement with a syndicate of banks of which JPMorgan Chase Bank is the Administrative Agent. The aggregate lending commitment of this facility is $1.5 billion and allows for a combination of borrowings, support of the Company’s commercial paper program and issuances of letters of credit. There were $34 million in outstanding letters of credit under the Revolving Credit Facility at March 31, 2008. The weighted average interest rate on the outstanding borrowings of this facility was 3.4% at March 31, 2008.
     On March 19, 2008, the Company entered into an additional $250 million revolving credit facility with a syndicate of banks of which Deutsche Bank is the Administrative Agent. This facility allows for a combination of borrowings, support of the Company’s commercial paper program and issuances of letters of credit. There were no borrowings outstanding under this facility at March 31, 2008.
     Both committed borrowing facilities require the Company to maintain a debt-to-capitalization ratio of less than 60% and contain other covenants and representations customary for an investment-grade commercial credit. The Company was in compliance with these covenants at March 31, 2008.
     The Company has a $1.5 billion commercial paper program under which it may from time to time issue short-term unsecured notes. The commercial paper program is supported by the Company’s revolving credit facilities.
     The Company has short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At March 31, 2008, the Company had $23 million in short-term borrowings under these arrangements with a weighted average interest rate of 11.5%. In addition, the Company had $189 million of letters of credit and bid and performance bonds outstanding under these uncommitted facilities.
     The Company’s short-term borrowings approximate their fair value at March 31, 3008 and December 31, 2007.
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
     Upon completion of the long-term debt offering in March 2008, the Company entered into interest rate swap agreements on an aggregate notional amount of $500 million against its 5.15% Senior Notes. These agreements were outstanding at March 31, 2008. The aggregate fair value of the interest rate swaps at March 31, 2008 resulted in a liability of $3 million with the offset to Long-term Debt on the accompanying Consolidated Balance Sheet.
     As of March 31, 2008 and December 31, 2007, the Company had net unamortized gains of $11 million and $12 million, respectively, associated with interest rate swap terminations. The Company’s interest expense was reduced by $1 million for each of the three months ended March 31, 2008 and 2007, respectively, as a result of the Company’s interest rate swap activity.
     Cash Flow Hedges
     From time to time the Company utilizes interest rate derivatives to hedge projected exposures to interest rates in anticipation of future debt issuances. Amounts received or paid upon termination of these hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to Other Comprehensive Income. These amounts are amortized as an adjustment to interest expense over the remaining term of the related debt.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     In March 2008, the Company entered into interest rate derivative instruments for a notional amount of $500 million to hedge projected exposures to interest rates in anticipation of the 7.00% Senior Notes issued in March 2008. Those hedges were terminated at the time of the issuance. The Company paid a cash settlement of $13 million at termination, and the loss on these hedges is being amortized to interest expense over the life of the 7.00% Senior Notes.
      Other Derivative Instruments
     As of March 31, 2008, we had several foreign currency forward contracts and one option contract with notional amounts aggregating $317 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian kroner. The total estimated fair value of these contracts at March 31, 2008 resulted in an asset of $2 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts were recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, the Company entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At March 31, 2008, the Company had notional amounts outstanding of $364 million. The total estimated fair value of these contracts at March 31, 2008 resulted in a liability of $62 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts were recorded each period in current earnings.
     Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. The Company already records derivative contracts and hedging activities at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The adoption of SFAS No. 159 had no impact on the financial statements as the Company did not elect the fair value option for any other financial instruments or certain other assets and liabilities.
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Accordingly, the Company will defer the adoption of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities until January 1, 2009.
     SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principals and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS No. 157, as it relates to financial assets, had no impact on the Company’s consolidated financial position, results of operations and cash flows. The Company is currently evaluating the potential impact of SFAS No. 157, as it relates to nonfinancial assets and nonfinancial liabilities, on its consolidated financial position, results of operations and cash flows.
     SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources (observable inputs) and an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     Level 1— Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
     Level 2— Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
     Level 3— Inputs that are both significant to the fair value measurement and unobservable.
     In accordance with SFAS No. 157, the following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2008:

	March 31, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Derivative contracts	$—	$1,931	$—	$1,931

Liabilities:
Derivative contracts	—	(64,917)	—	(64,917)
9. Income Taxes
     The Company’s effective tax rates were 20.3% and 24.1% for the first quarter of 2008 and 2007, respectively. The decrease in the effective tax rate for the first quarter of 2008 as compared to the first quarter of 2007 is due to benefits realized from the refinement of our international tax structure and changes in our geographic earnings mix.
     There were no material changes to the total amount of unrecognized tax benefits during the first quarter of 2008.
10. Earnings Per Share
     Basic earnings per share for all periods presented equals net income divided by the weighted average number of the Company’s common shares, $1.00 par value (“Common Shares”) outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of Common Shares outstanding during the period, as adjusted for the dilutive effect of the Company’s stock option and restricted share plans and warrant.
     The following reconciles basic and diluted weighted average shares outstanding:

	Three Months
	Ended March 31,
	2008	2007
	(In thousands)

Basic weighted average shares outstanding	340,095	339,010
Dilutive effect of:
Warrant	3,473	1,742
Stock option and restricted share plans	4,975	5,556

Diluted weighted average shares outstanding	348,543	346,308

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
11. Supplemental Cash Flow Information
     During the three months ended March 31, 2007 there were non-cash investing activities of $20 million related to a note received in exchange for the sale of a minority interest in a subsidiary of the Company.
12. Share-Based Compensation
     The Company recognized $23 million and $17 million in employee share-based compensation expense during the three months ended March 31, 2008 and 2007, respectively. The related income tax benefit recognized for the three months ended March 31, 2008 and 2007 was $8 million and $6 million, respectively.
     During the three months ended March 31, 2008, the Company granted three million restricted share awards and units at a weighted average grant date fair value of $68.29 per share.
     As of March 31, 2008, there was $297 million of total unrecognized compensation cost related to the Company’s unvested stock options and restricted share grants and that cost is expected to be recognized over a weighted-average period of 2.6 years.
13. Retirement and Employee Benefit Plans
     The Company has defined benefit pension and other post-retirement benefit plans covering certain employees. The components of net periodic benefit cost for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008		2007
	United		United
	States	International	States	International
	(In thousands)

Service cost	$720	$3,488	$650	$2,682
Interest cost	1,511	2,610	1,223	1,971
Expected return on plan assets	(179)	(2,306)	(165)	(1,926)
Amortization of transition obligation	—	(1)	—	(1)
Amortization of prior service cost (credit)	458	(20)	560	(26)
Amortization of loss	964	101	651	37
Settlement/Curtailment	5,621	—	397	—

Net periodic benefit cost	$9,095	$3,872	$3,316	$2,737

     The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $13 million to its pension and other postretirement benefit plans during 2008. As of March 31, 2008, the Company has contributed approximately $3 million to these plans. Currently, the Company anticipates total contributions to approximate the original estimates previously disclosed.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
14. Segment Information
     Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended March 31, 2008
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
	(In thousands)
North America	$1,090,362	$291,653	$74,787
Middle East/North Africa/Asia	521,884	120,674	45,736
Europe/West Africa/CIS	347,629	93,213	26,621
Latin America	236,017	60,498	19,682

	2,195,892	566,038	166,826
Corporate and Other (a)	—	(150,504)	2,462

Total	$2,195,892	$415,534	$169,288

	Three Months Ended March 31, 2007
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
	(In thousands)
North America	$1,006,633	$300,210	$61,764
Middle East/North Africa/Asia	394,752	83,473	36,167
Europe/West Africa/CIS	244,958	55,235	18,235
Latin America	205,942	48,589	16,739

	1,852,285	487,507	132,905
Corporate and Other (a)	—	(71,793)	2,610

Total	$1,852,285	$415,714	$135,515

(a)	Includes research and development expenses which are not allocated geographically. In addition, the three months ended March 31, 2008 includes $51 million for costs incurred in connection with the Company’s exit from sanctioned countries, $15 million for severance charges associated with reorganization activities and $8 million in costs incurred in connection with on-going investigations by the U.S. government. The three months ended March 31, 2007 includes $4 million for severance charges associated with reorganization activities.
15. Disputes, Litigation and Contingencies
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
     In light of this investigation and of the current U.S. and foreign policy environment and the inherent uncertainties surrounding these countries, we decided in September 2007 to direct our foreign subsidiaries to discontinue doing business in countries that are subject to U.S. economic and trade sanctions, including Cuba, Iran, Sudan and Syria. Effective September 2007, we ceased entering into any new contracts relating to these countries and began an orderly discontinuation and winding down of our existing business in these sanctioned countries. Effective March 31, 2008, we completed our withdrawal from these countries.
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
     The DOJ, the SEC and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trading sanctions laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases multi-million dollar fines and other penalties and sanctions. Under trading sanctions laws, the DOJ may also seek to impose modifications to business practices, including immediate cessation of all business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs. In addition, our activities in sanctioned countries, such as Sudan and Iran, could result in certain investors, such as government sponsored pension funds, divesting or not investing in our common shares. Based on available information, we cannot predict what, if any, actions the DOJ, SEC or other authorities may take in our situation or the effect any such actions may have on our consolidated financial position or results of operations. To the extent we violated U.S. export regulations, fines and other penalties may be imposed. Because these matters are now pending before the indicated agencies, there can be no assurance that actual fines or penalties, if any, will not have a material adverse affect on our business, financial condition, liquidity or results of operations.
     During the three months ended March 31, 2008, we incurred $51 million for costs incurred in connection with our exit from sanctioned countries and $8 million in connection with complying with these on-going investigations. We will have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by the local governments, but we cannot quantify those charges or be certain of the timing of them.
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
16. New Accounting Pronouncements
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
     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activity. Entities are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on its consolidated financial position, results of operations and cash flows.
17. Subsequent Event
     On April 21, 2008, the Company announced that its Board of Directors had approved a two-for-one share split of its Common Shares. The split will be effected by payment of a dividend of one common share for each outstanding common share and is payable on May 23, 2008 to shareholders of record on May 9, 2008.
18. Condensed Consolidating Financial Statements
     The following obligations of Weatherford International, Inc. (“Issuer”) were guaranteed by Weatherford International Ltd. (“Parent”) at March 31, 2008 and December 31, 2007: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
     The following obligations of the Parent were guaranteed by the Issuer at of March 31, 2008: (i) both revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes and (viii) issuances of notes under the commercial paper program.
     The following obligations of the Parent were guaranteed by the Issuer at December 31, 2007: (i) the revolving credit facility, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes and (v) issuances of notes under the commercial paper program.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Balance Sheet
March 31, 2008
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

ASSETS

Current Assets:
Cash and Cash Equivalents	$465,964	$801	$159,673	$—	$626,438
Other Current Assets	20,631	6,594	4,447,762	—	4,474,987

	486,595	7,395	4,607,435	—	5,101,425

Equity Investments in Affiliates	12,976,895	5,051,615	12,864,077	(30,892,587)	—
Shares Held in Parent	—	134,381	794,776	(929,157)	—
Intercompany Receivables, Net	304,163	1,079,579	—	(1,383,742)	—
Other Assets	62,233	164,241	9,156,235	—	9,382,709

	$13,829,886	$6,437,211	$27,422,523	$(33,205,486)	$14,484,134

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$100,776	$1,679	$91,007	$—	$193,462
Accounts Payable and Other Current Liabilities	21,016	28,784	1,417,998	—	1,467,798

	121,792	30,463	1,509,005	—	1,661,260

Long-term Debt	2,692,830	1,850,308	20,441	—	4,563,579
Intercompany Payables, Net	—	—	1,383,742	(1,383,742)	—
Other Long-term Liabilities	93,450	69,867	404,528	—	567,845
Shareholders’ Equity	10,921,814	4,486,573	24,104,807	(31,821,744)	7,691,450

	$13,829,886	$6,437,211	$27,422,523	$(33,205,486)	$14,484,134

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Balance Sheet
December 31, 2007
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Income
Three Months Ended March 31, 2008
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$2,195,892	$—	$2,195,892
Costs and Expenses	(12,155)	(690)	(1,767,513)	—	(1,780,358)

Operating Income (Loss)	(12,155)	(690)	428,379	—	415,534

Other Income (Expense):
Interest Expense, Net	(22,696)	(29,645)	(462)	—	(52,803)
Intercompany Charges, Net	2,995	—	(2,995)	—	—
Equity in Subsidiary Income	283,120	303,252	—	(586,372)	—
Other, Net	12,966	(257)	(12,210)	—	499

Income (Loss) from Continuing Operations
Before Income Taxes and Minority Interest	264,230	272,660	412,712	(586,372)	363,230
Benefit (Provision) for Income Taxes	(29)	10,460	(84,056)	—	(73,625)

Income (Loss) from Continuing Operations
Before Minority Interest	264,201	283,120	328,656	(586,372)	289,605
Minority Interest, Net of Taxes	—	—	(5,536)	—	(5,536)

Income (Loss) from Continuing Operations	264,201	283,120	323,120	(586,372)	284,069
Loss from Discontinued Operations, Net of Taxes	—	—	(19,868)	—	(19,868)

Net Income (Loss)	$264,201	$283,120	$303,252	$(586,372)	$264,201

Condensed Consolidating Statements of Income
Three Months Ended March 31, 2007
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$1,852,285	$—	$1,852,285
Costs and Expenses	(3,101)	(268)	(1,433,202)	—	(1,436,571)

Operating Income (Loss)	(3,101)	(268)	419,083	—	415,714

Other Income (Expense):
Interest Income (Expense), Net	(27,181)	(5,593)	(997)	—	(33,771)
Intercompany Charges, Net	116	(10,164)	10,048	—	—
Equity in Subsidiary Income	309,785	320,533	—	(630,318)	—
Other, Net	1,953	(229)	(4,096)	—	(2,372)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	281,572	304,279	424,038	(630,318)	379,571
Benefit (Provision) for Income Taxes	—	5,506	(96,884)	—	(91,378)

Income (Loss) from Continuing Operations Before Minority Interest	281,572	309,785	327,154	(630,318)	288,193
Minority Interest, Net of Taxes	—	—	(4,374)	—	(4,374)

Income (Loss) from Continuing Operations	281,572	309,785	322,780	(630,318)	283,819
Loss from Discontinued Operations, Net of Taxes	—	—	(2,247)	—	(2,247)

Net Income (Loss)	$281,572	$309,785	$320,533	$(630,318)	$281,572

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2008
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$264,201	$283,120	$303,252	$(586,372)	$264,201
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	(2,995)	—	2,995	—	—
Loss from Discontinued Operations	—	—	19,868	—	19,868
Equity in (Earnings) Loss of Affiliates	(283,120)	(303,252)	—	586,372	—

Deferred Income Tax Provision (Benefit)	—	(251)	(10,263)	—	(10,514)
Other Adjustments	(23,138)	19,152	(118,906)	—	(122,892)

Net Cash Provided (Used) by Operating Activities-Continuing Operations	(45,052)	(1,231)	196,946	—	150,663
Net Cash Used by Operating Activities- Discontinued Operations	—	—	(1,294)	—	(1,294)

Net Cash Provided (Used) by Operating Activities	(45,052)	(1,231)	195,652	—	149,369

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	(113,013)	—	(113,013)
Capital Expenditures for Property, Plant and Equipment	—	—	(588,639)	—	(588,639)
Acquisition of Intellectual Property	—	—	(2,787)	—	(2,787)
Proceeds from Sale of Assets and Business, Net	—	—	112,260	—	112,260
Capital Contribution to Subsidiary	(103,043)	(5,000)	—	108,043	—

Net Cash Provided (Used) by Investing Activities-Continuing Operations	(103,043)	(5,000)	(592,179)	108,043	(592,179)
Net Cash Used by Investing Activities- Discontinued Operations	—	—	—	—	—

Net Cash Provided (Used) by Investing Activities	(103,043)	(5,000)	(592,179)	108,043	(592,179)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	(481,612)	(21,521)	(81,942)	—	(585,075)
Borrowings of (Repayments on) Long-term Debt, Net	1,483,931	(285)	3,793	—	1,487,439
Proceeds from Exercise of Stock Options	—	2,840	—	—	2,840
Borrowings (Repayments) Between Subsidiaries, Net	(375,912)	18,603	357,309	—	—
Proceeds from Capital Contribution	—	—	108,043	(108,043)	—
Excess Tax Benefits of Share-Based Compensation	—	7,555	—	—	7,555
Other, Net	(12,576)	(1,649)	—	—	(14,225)

Net Cash Provided (Used) by Financing Activities-Continuing Operations	613,831	5,543	387,203	(108,043)	898,534
Net Cash Provided by Financing Activities- Discontinued	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	613,831	5,543	387,203	(108,043)	898,534

Net Decrease in Cash and Cash Equivalents	465,736	(688)	(9,324)	—	455,724
Cash and Cash Equivalents at Beginning of Year	228	1,489	168,997	—	170,714

Cash and Cash Equivalents at End of Year	$465,964	$801	$159,673	$—	$626,438

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2007
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$281,572	$309,785	$320,533	$(630,318)	$281,572
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	(116)	10,164	(10,048)	—	—
Loss from Discontinued Operations	—	—	2,247	—	2,247
Equity in (Earnings) Loss of Affiliates	(309,785)	(320,533)	—	630,318	—
Deferred Income Tax Provision (Benefit)	—	1,747	(1,792)	—	(45)
Other Adjustments	(25,009)	(66,446)	(33,168)	—	(124,623)

Net Cash Provided (Used) by Operating Activities-Continuing Operations	(53,338)	(65,283)	277,772	—	159,151
Net Cash Used by Operating Activities- Discontinued Operations	—	—	(3,564)	—	(3,564)

Net Cash Provided (Used) by Operating Activities	(53,338)	(65,283)	274,208	—	155,587

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	(51,006)	—	(51,006)
Capital Expenditures for Property, Plant and Equipment	—	—	(346,756)	—	(346,756)
Acquisition of Intellectual Property	—	—	(10,724)	—	(10,724)
Proceeds from Sale of Assets and Business, Net	—	—	24,524	—	24,524
Capital Contribution to Subsidiary	(144,219)	(13,600)	—	157,819	—

Net Cash Provided (Used) by Investing Activities-Continuing Operations	(144,219)	(13,600)	(383,962)	157,819	(383,962)
Net Cash Used by Investing Activities- Discontinued Operations	—	—	(11,420)	—	(11,420)

Net Cash Provided (Used) by Investing Activities	(144,219)	(13,600)	(395,382)	157,819	(395,382)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	356,969	8,250	(26,374)	—	338,845
Borrowings of (Repayments on) Long-term Debt, Net	—	(877)	2,716	—	1,839
Purchase of Treasury Shares	—	—	(123,808)	—	(123,808)
Proceeds from Exercise of Stock Options	—	3,014	—	—	3,014
Borrowings (Repayments) Between Subsidiaries, Net	(159,423)	65,835	93,588	—	—
Proceeds from Capital Contribution	—	—	157,819	(157,819)	—
Other, Net	—	2,829	—	—	2,829

Net Cash Provided (Used) by Financing Activities-Continuing Operations	197,546	79,051	103,941	(157,819)	222,719
Net Cash Provided by Financing Activities- Discontinued	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	197,546	79,051	103,941	(157,819)	222,719

Net Decrease in Cash and Cash Equivalents	(11)	168	(17,233)	—	(17,076)
Cash and Cash Equivalents at Beginning of Year	35	2,271	123,981	—	126,287

Cash and Cash Equivalents at End of Year	$24	$2,439	$106,748	$—	$109,211

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive level overview, which provides a general description of our company today, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for the remainder of 2008 and into 2009. Next, we analyze the results of our operations for the three-month periods ended March 31, 2008 and 2007, including the trends in our overall business. Then we review our liquidity and capital resources. We conclude with a discussion of our critical accounting judgments and estimates and a summary of recently issued accounting pronouncements.
Overview
     General
     The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007 included in our Annual Report on Form 10-K. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section entitled “Forward-Looking Statements.”
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
     The following chart sets forth certain statistics that reflect historical market conditions:

		Henry Hub	North American	International
	WTI Oil (1)	Gas (2)	Rig Count (3)	Rig Count (3)

March 31, 2008	$101.58	$10.10	2,205	1,146
December 31, 2007	95.98	7.48	2,171	1,122
March 31, 2007	65.87	7.73	2,141	1,075

(1)	Price per barrel as of March 31 and December 31 — Source: Applied Reasoning, Inc.

(2)	Price per MM/BTU as of March 31 and December 31 — Source: Oil World

(3)	Average rig count for the applicable month — Source: Baker Hughes Rig Count and other third-party data
     Oil prices have increased during the current quarter ranging from a low of $86.99 per barrel in mid-January to a high of $110.33 per barrel in mid March. Natural gas prices also increased during the current quarter, ranging from a low of $7.62 MM/BTU in mid January to a high of $10.23 MM/BTU in mid March. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected economic growth, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.

     North American rig count has increased approximately 2% since the end of 2007 and reflects a seasonal increase in Canadian activity. International rig count has also increased approximately 2% since the end of 2007. The Latin America region was the most significant contributor to the sequential increase.
     Drilling and completion spending increased in both the North America and international markets in 2007. According to Spears & Associates, 2007 drilling and completion spending increased 5% in North America and 19% in international markets as compared to 2006 levels. Drilling and completion spending growth during 2008 is anticipated to be driven by the international markets. According to Spears & Associates, drilling and completion spending during 2008 is anticipated to increase approximately 19% in international markets. Our North American markets, which are more sensitive to natural gas storage levels and commodity prices, are more difficult to predict. According to a recent study conducted by Lehman Brothers, current commodity prices indicate that U.S. spending for the full year of 2008 could increase between 12% to 15% over 2007 levels.
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
     Looking into the remainder of 2008 and into 2009, we expect average worldwide rig activity to grow as compared to first quarter 2008 levels, and we expect our business to continue to grow at a faster rate than the underlying rig count. We expect the Eastern Hemisphere to be our highest growth market during 2008, followed by the Latin America market. We expect our growth in 2008 and 2009 to be broad-based, with all of our product and service lines continuing to build on 2007 achievements. These improvements should be driven by the strength of our technology and our global infrastructure. We expect our newer technologies to continue to gain traction across a wider breadth of geographic markets, similar to our performance in 2007.
     Geographic Markets. Climate, natural gas storage levels and commodity prices will dictate the rate of oilfield service activity growth in North America for the remainder of 2008 and into 2009. While these factors are difficult to predict with any certainty over short periods of time, we believe that the North American market has positive secular growth attributes over the longer term. Assuming current commodity prices, we expect that US activity levels for 2008 will improve more than 10% over 2007 levels. We anticipate a recovery in the Canadian market in late 2008 or early 2009 led by heavy oil projects.
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
     Pricing. The overall pricing outlook is positive. Overall pricing is trending upwards, concurrently with raw material and labor cost inflation. We expect pricing to remain positive throughout 2008, net of cost increases. Price improvements are being realized on a contract-by-contract basis and are occurring in different classes of products and service lines depending upon the region. In North America, we expect pricing across most product lines to improve commensurate with increases in rig activity.
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
     Results of Operations
     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three months ended March 31, 2008 and 2007. Prior period amounts have been restated to reflect the impact of our discontinued operations.

	Three Months Ended March 31,
	2008	2007
	(In thousands, except percentages and
	per share data)
Revenues:
North America	$1,090,362	$1,006,633
Middle East/North Africa/Asia	521,884	394,752
Europe/West Africa/CIS	347,629	244,958
Latin America	236,017	205,942

	2,195,892	1,852,285

Operating Income:
North America	291,653	300,210
Middle East/North Africa/Asia	120,674	83,473
Europe/West Africa/CIS	93,213	55,235
Latin America	60,498	48,589
Research and Development:	(42,639)	(40,514)
Corporate	(33,632)	(27,095)
Exit Costs and Restructuring Charges	(74,233)	(4,184)

	415,534	415,714

Interest Expense, Net	(52,803)	(33,771)

Other, Net	499	(2,372)

Effective Tax Rate	20.3%	24.1%

Net Income per Diluted Share from Continuing Operations	$0.82	$0.82

Loss from Discontinued Operations, Net of Taxes	(19,868)	(2,247)

Net Income per Diluted Share	$0.76	$0.81

     Revenues
     The following chart contains consolidated revenues by product line for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Artificial Lift Systems	16%	17%
Well Construction	16	16
Drilling Services	15	15
Drilling Tools	11	12
Completion Systems	10	10
Wireline	9	10
Re-entry & Fishing	8	8
Stimulation & Chemicals Services	7	6
Integrated Drilling	5	5
Pipeline & Specialty Services	3	1

Total	100%	100%

     Consolidated revenues increased $344 million, or 19%, in the first quarter of 2008 as compared to the first quarter of 2007. The increase resulted primarily from organic growth as our businesses continued to benefit from increasing market activity and share gains. Approximately 76% of our revenue growth was derived outside of North America. International revenues increased $260 million, or 31%, in the first quarter of 2008 as compared to the first quarter of 2007. This increase outpaced the 8% increase in average international rig count over the comparable period. All product lines grew compared to the levels achieved in the first quarter of 2007.
     Operating Income
     Consolidated operating income was flat in the first quarter of 2008 as compared to the first quarter of 2007. Our operating segments contributed $79 million of incremental operating income during the current quarter as compared to the same quarter of the prior year. This increase was offset by $74 million in exit and restructuring costs incurred during the three months ended March 31, 2008, which was comprised of $51 million for costs incurred in connection with our exit from sanctioned countries, $15 million for severance charges associated with reorganization activities and $8 million in costs incurred in connection with on-going investigations by the U.S. government. In addition, corporate expenses increased $7 million, or 24%, over the first quarter of 2007 primarily due to higher employee compensation expense.
     Interest Expense, Net
     Interest expense, net increased $19 million, or 56%, during the first quarter of 2008 as compared to the first quarter of 2007. The increase in interest expense was due to an increase in our total debt. The incremental borrowings period-over-period were used to fund capital expenditures, acquisitions and repurchases of shares under our share repurchase program.
     Income Taxes
     Our effective tax rates were 20.3% and 24.1% for the first quarter of 2008 and 2007, respectively. The decrease in our effective tax rate during 2008 as compared to 2007 was due to benefits realized from the refinement of our international tax structure and changes in our geographic earnings mix.
Segment Results
     North America
     North America revenues increased $84 million, or 8%, in the first quarter of 2008 as compared to the first quarter of 2007 and outpaced a 1% increase in average North American rig count. Revenues in the U.S. increased $63 million, or 9%, and Canada increased $21 million, or 7%, over the same period of the prior year. Revenues from our artificial lift, completions systems and stimulations & chemicals product lines were the strongest contributors to the year-over-year increase.

     Operating income decreased $8 million, or 3%, from $300 million in the first quarter of 2007 to $292 million in the first quarter of 2008. Operating margins were 26.7% in the first quarter of 2008 compared to 29.8% in the same period of the prior year. The decrease in operating income and margins was due to changes in our product mix and lower pricing in Canada compared to the first quarter of 2007. In addition, the first quarter of 2007 includes a gain from the divestiture of our minority interest in a subsidiary. This transaction represented approximately 9% of selling, general and administrative expenses attributable to segments for the three months ended March 31, 2007.
     Middle East/North Africa/Asia
     Middle East/North Africa/Asia was the strongest contributor to our year-over-year growth in revenues. Revenues increased $127 million, or 32%, in the first quarter of 2008 as compared to the same quarter of the prior year. This increase exceeded the average rig count increase of 8% for this region. Demand increased significantly in our drilling services and stimulation & chemicals product lines.
     Operating income increased $37 million, or 45%, from $84 million in the first quarter of 2007 to $121 million for the first quarter of 2008. Operating margins were 23.1% in the first quarter of 2008 compared to 21.1% in the same period of the prior year. The increase in operating income and margins was due to the incremental revenues generated during the current quarter to cover our fixed costs.
     Europe/West Africa/CIS
     Revenues in our Europe/West Africa/CIS segment increased $103 million, or 42%, in the first quarter of 2008 as compared to the same quarter of the prior year, which outpaced the 15% rig count increase over the comparable period. Revenue grew across almost all product lines compared to the first quarter of 2007.
     Operating income increased $38 million, or 69%, from $55 million in the first quarter of 2007 to $93 million in first quarter of 2008. Operating margins were 26.8 % in the first quarter of 2008 compared to 22.5% in the same period of the prior year. This year-over-year improvement in operating income and margins was primarily the result of higher revenues during the current quarter absorbing the region’s fixed cost base as well as the benefit of equity income associated with our investment in Premier Business Solutions.
     Latin America
     Revenues in our Latin America segment increased $30 million, or 15%, in the first quarter of 2008 as compared to the same quarter of the prior year, which exceeded the average Latin American rig count increase of 7% over the comparable period. Revenue growth was generated in all product lines other than drilling tools and integrated drilling.
     Operating income increased $12 million, or 25%, from $48 million in the first quarter of 2007 to $60 million in the first quarter of 2008. Operating margins were 25.6% in the first quarter of 2008 compared to 23.6% in the same period of the prior year. The increase in operating income and margins was due to the incremental revenues generated during the current quarter to cover our fixed costs.
Discontinued operations
     Our discontinued operation consists of our oil and gas development and production company. We had a loss from our discontinued operation, net of taxes, of $20 million and $2 million for the first quarter of 2008 and 2007, respectively. The current quarter loss includes charges, net of taxes, of approximately $19 million incurred in connection with the settlement of a legal dispute regarding the business.
Liquidity and Capital Resources
     Sources of Liquidity
     Our sources of liquidity include current cash and cash equivalent balances, cash generated from operations, and committed availabilities under bank lines of credit. We maintain a shelf registration statement covering the future issuance of various types of securities, including debt, common shares, preferred shares and warrants.
     Committed Borrowing Facilities
     We maintain a revolving credit agreement with a syndicate of banks of which JPMorgan Chase Bank is the Administrative Agent. This facility allows for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. The weighted average interest rate on the outstanding borrowings of this facility was 3.4% at March 31, 2008.
     On March 19, 2008, we entered into an additional $250 million revolving credit facility with a syndicate of banks of which Deutsche Bank is the Administrative Agent. This facility allows for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. There were no borrowings outstanding under this facility at March 31, 2008.
     Both committed borrowing facilities require us to maintain a debt-to-capitalization ratio of less than 60% and contain other covenants and representations customary for an investment-grade commercial credit. We were in compliance with these covenants at March 31, 2008.
     The following is a recap of our availability under our committed borrowing facilities at March 31, 2008 (in millions):

Facilities	$1,750

Less:
Amount drawn	159
Commercial paper	—
Letters of credit	34

Availability	$1,557

     Commercial Paper
     We have a $1.5 billion commercial paper program under which we may from time to time issue short-term unsecured notes. The commercial paper program is supported by our revolving credit facilities. There were no borrowings outstanding under our commercial paper program at March 31, 2008.
     Debt Offering
     In March 2008, we completed a $1.5 billion long-term debt offering comprised of (i) $500 million of 5.15% Senior Notes due in 2013 (“5.15% Senior Notes”), (ii) $500 million of 6.00% Senior Notes due 2018 (“6.00% Senior Notes”) and (iii) $500 million of 7.00% Senior Notes due 2038 (“7.00% Senior Notes”). Net proceeds of $1.47 billion were used to repay short-term borrowings and for general corporate purposes, including capital expenditures and business acquisitions. Interest on these notes is due semi-annually on March 15 and September 15 of each year.
     Cash Requirements
     During 2008, we anticipate our cash requirements to include working capital needs, capital expenditures, the repurchase of our common shares, subject to market conditions, and business acquisitions. We anticipate funding these requirements from cash generated from operations and availability under our committed borrowing facilities.
     Capital expenditures for 2008 are projected to be approximately $1.8 billion. The expenditures are expected to be used primarily to support the growth of our business and operations. Capital expenditures during the three months ended March 31, 2008 were $561 million, net of proceeds from tools lost down hole of $27 million.
     In December 2005, our board authorized us to repurchase up to $1 billion of our outstanding common shares. We may from time to time repurchase our common shares depending upon the price of our common shares, our liquidity and other considerations. There were no repurchases of our common shares during the three months ended March 31, 2008.
     From time to time we acquire businesses or technologies that increase our range of products and services, expand our geographic scope or are otherwise strategic to our businesses. During the three months ended March 31, 2008, we used approximately $113 million in cash, net of cash acquired, in business acquisitions.

     Derivative Instruments
     Interest Rate Swaps
     Upon completion of the long-term debt offering in March 2008, we entered into interest rate swap agreements on an aggregate notional amount of $500 million against our 5.15% Senior Notes. These agreements were outstanding as of March 31, 2008. The aggregate fair value of the interest rate swaps at March 31, 2008 resulted in a liability of $3 million with the offset to Long-term Debt in our accompanying Consolidated Balance Sheet.
     As of March 31, 2008 and December 31, 2007, we had net unamortized gains of $11 million and $12 million, respectively, associated with interest rate swap terminations. Our interest expense was reduced by $1 million for each of the three months ended March 31, 2008 and 2007, respectively, as a result of our interest rate swap activity.
     Cash Flow Hedges
     In March 2008, we entered into interest rate derivative instruments for a notional amount of $500 million to hedge projected exposures to interest rates in anticipation of the 7.00% Senior Notes issued in March 2008. Those hedges were terminated at the time of the issuance. We paid a cash settlement of $13 million at termination, and the loss on these hedges is being amortized to interest expense over the life of the 7.00% Senior Notes.
     Other Derivative Instruments
     As of March 31, 2008, we had several foreign currency forward contracts and one option contract with notional amounts aggregating $317 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian kroner. The total estimated fair value of these contracts at March 31, 2008 resulted in an asset of $2 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts were recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International on August 31, 2005, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At March 31, 2008, we had notional amounts outstanding of $364 million. The total estimated fair value of these contracts at March 31, 2008 resulted in a liability of $62 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts were recorded each period in current earnings.
     Off Balance Sheet Arrangements
     Guarantees
     The following obligations of Weatherford International, Inc. were guaranteed by Weatherford International Ltd. as of March 31, 2008: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
     The following obligations of Weatherford International Ltd. were guaranteed by Weatherford International, Inc. as of March 31, 2008: (i) both revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (iv) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes and (v) issuances of notes under the commercial paper program.
     Letters of Credit
     We execute letters of credit in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of March 31, 2008, we had $223 million of letters of credit and bid and performance bonds outstanding, consisting of $189 million outstanding under various uncommitted credit facilities and $34 million letters of credit outstanding under our committed facilities. If the beneficiaries called these letters of credit our available liquidity would be reduced by the amount called.

New Accounting Pronouncements
     See Note 16 to our condensed consolidated financial statements included elsewhere in this report.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2007.
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
     From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:
•	A downturn in market conditions could affect projected results. Any material changes in oil and natural gas supply and demand, oil and natural gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information we provide. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Worldwide drilling activity has increased in each of the last four years; however, if an extended regional and/or worldwide recession were to occur, it would result in lower demand and lower prices for oil and natural gas, which would adversely affect drilling and production activity and therefore would affect our revenues and income. We have assumed increases in worldwide demand will continue throughout 2008 and 2009.

•	Availability of a skilled workforce could affect our projected results. Due to the high activity in the exploration and production and oilfield service industries there is an increasing shortage of available skilled labor, particularly in our high-growth regions. Our forward-looking statements assume we will be able to recruit and maintain a sufficient skilled workforce for activity levels.

•	Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to obtain necessary raw materials or if we are unable to minimize the impact of increased raw materials costs through our supply chain initiatives or by passing through these increases to our customers, our margins and results of operations could be adversely affected.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology through leverage of our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to controlled pressure drilling and testing systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services.

•	Nonrealization of expected benefits from our 2002 corporate reincorporation could affect our projected results. We are incorporated in Bermuda and we operate through our various subsidiaries in numerous countries throughout the world including the United States. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda or jurisdictions in which we or any of our subsidiaries operates or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

•	Nonrealization of expected benefits from our acquisitions could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of business acquisitions we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize the benefits of that. An inability to realize expected strategic advantages as a result of the acquisition would negatively affect the anticipated benefits of the acquisition.

•	The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of March 31, 2008, we had approximately $3.4 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currency exchange rates.

•	Adverse weather conditions in certain regions could aversely affect our operations. In the summer of 2005, the Gulf of Mexico suffered several significant hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. In parts of 2006, and particularly in the second quarter of 2007, climatic conditions in Canada were not as favorable to drilling as we anticipated, which limited our potential results in that region. Similarly, unfavorable weather in Russia and in the North Sea could reduce our operations and revenues from that area during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will be conducive to our operations.

•	U.S. Government and internal investigations could affect our results of operations. We are currently involved in government and internal investigations involving various of our operations. These investigations are ongoing, and we cannot anticipate the timing, outcome or possible impact of these investigations, financial or otherwise. The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trading sanctions laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases multi-million dollar fines and other penalties and sanctions. Under trading sanctions laws, the Department of Justice (“DOJ”) may also seek to impose modifications to business practices, including immediate cessation of all business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations. Additionally, during the three months ended March 31, 2008, we incurred $51 million for costs incurred in connection with our exit from sanctioned countries and $8 million in connection with complying with these on-going investigations. We will have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by the local governments, but we cannot quantify those charges or be certain of the timing of them.
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
     Assets and liabilities of which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Accumulated Other Comprehensive Income in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $5 million adjustment to increase our equity account for the three month period ended March 31, 2008, to reflect the net impact of the strengthening of various foreign currencies against the U.S. dollar.
     As of March 31, 2008, we had several foreign currency forward contracts and one option contract with notional amounts aggregating $317 million to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro, and the Norwegian kroner. The total estimated fair value of these contacts at March 31, 2008 resulted in an asset of $2 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts were recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At March 31, 2008, we had notional amounts outstanding of $364 million. The estimated fair value of these contracts at March 31, 2008 resulted in a liability of $62 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts were recorded each period in current earnings.

Interest Rates
     We are subject to interest rate risk on our fixed-interest and variable-interest rate borrowings. Variable rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed-rate debt will increase or decrease as interest rates change.
     Our long-term borrowings that were outstanding at March 31, 2008 subject to interest rate risk consisted of the following:

	March 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
6.625% Senior Notes due 2011	$355	$373	$356	$369
5.95% Senior Notes due 2012	599	621	599	618
5.15% Senior Notes due 2013	499	503	—	—
4.95% Senior Notes due 2013	254	257	255	245
5.50% Senior Notes due 2016	349	345	349	338
6.00% Senior Notes due 2018	497	512	—	—
6.35% Senior Notes due 2017	600	621	600	624
6.50% Senior Notes due 2036	596	561	596	598
6.80% Senior Notes due 2037	298	294	298	313
7.00% Senior Notes due 2038	498	513	—	—
     We have various other long-term debt instruments of $25 million, but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $182 million at March 31, 2008 approximate fair value.
     As it relates to our variable rate debt, if market interest rates average 1% more in 2008 than the rates as of March 31, 2008, interest expense for the remainder of 2008 would increase by approximately $2 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in our financial structure.
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
     Upon completion of the long-term debt offering in March 2008, we entered into interest rate swap agreements on an aggregate notional amount of $500 million against our 5.15% Senior Notes. These agreements were outstanding as of March 31, 2008. The aggregate fair value of the interest rate swaps at March 31, 2008 resulted in a liability of $3 million with the offset to Long-term Debt in our accompanying Consolidated Balance Sheet.

     As of March 31, 2008 and December 31, 2007, the Company had net unamortized gains of $11 million and $12 million, respectively, associated with interest rate swap terminations. The Company’s interest expense was reduced by $1 million for each of the three months ended March 31, 2008 and 2007, respectively, as a result of the Company’s interest rate swap activity.
     We may utilize interest rate derivatives to hedge projected exposures to interest rates in anticipation of future debt issuances. Amounts received or paid upon termination of these hedges represent the fair value of the agreements at the time of termination. These amounts are amortized as an adjustment to interest expense over the remaining life of the debt.
     In March 2008, we entered into interest rate derivative instruments for a notional amount of $500 million to hedge projected exposures to interest rates in anticipation of the 7.00% Senior Notes issued in March 2008. Those hedges were terminated at the time of the issuance. We paid a cash settlement of $13 million at termination, and the loss on these hedges is being amortized to interest expense over the life of the 7.00% Senior Notes.
ITEM 4. CONTROLS AND PROCEDURES
     At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act). Based upon that evaluation, the Company’s CEO and CFO have concluded the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information relating to the Company (including its consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. The Company’s management, including the CEO and CFO, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There have been no material changes during the quarter ended March 31, 2008 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 21, 2008 (“Annual Report”), except for the supplementary information we reported in Item 8.01 of our Current Report on Form 8-K dated March 18, 2008, the text of which follows:
“In September 2007, we announced that we had made a strategic decision to discontinue doing business through our foreign subsidiaries in countries that are subject to U.S. economic and trade sanctions, including Cuba, Iran, Sudan and Syria, and that we would begin an orderly discontinuation and winding down of our existing businesses in those sanctioned countries. We have accelerated our process of winding down those businesses and expect that we will completely withdraw from those countries by March 31, 2008.
“We expect to incur additional costs in the future in connection with these withdrawals, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by the local governments. We cannot estimate the timing or amount, if any, of these potential costs.”
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
     In December 2005, our Board of Directors approved a share repurchase program under which up to $1 billion of our outstanding common shares could be purchased. Future purchases of our shares can be made in the open market or privately negotiated transactions, at the discretion of management and as market conditions warrant. During the quarter ended March 31, 2008, we did not purchase any of our common shares.
     In addition, under our restricted share plan, employees may elect to have us withhold common shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During the quarter ended March 31, 2008, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price
January 1 — January 31, 2008	110,715	$68.72
February 1 — February 29, 2008	21,207	63.56
March 1 — March 31, 2008	1,399	71.13

ITEM 6. EXHIBITS
     (a) Exhibits:

Exhibit
Number	Description

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.1	Underwriting Agreement, dated March 19, 2008, among Weatherford International Ltd., Weatherford International, Inc., and Goldman, Sachs & Co., Deutsche Bank Securities Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).

4.1	First Supplemental Indenture, dated March 25, 2008 among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).

4.2	Form of global note for 5.15% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).

4.3	Form of global note for 6.00% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).

4.4	Form of global note for 7.00% Senior Notes due 2038 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).

4.5	Credit Agreement, dated March 19, 2008, among Weatherford International Ltd. as borrower, Weatherford International, Inc. as guarantor, and Deutsche Bank AG Cayman Islands Branch as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).

†	Filed herewith

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
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jessica Abarca
Jessica Abarca
Vice President — Accounting and Chief Accounting Officer (Principal Accounting Officer)

Date: May 6, 2008

EXHIBIT INDEX
     (a) Exhibits:

Exhibit
Number	Description

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.1	Underwriting Agreement, dated March 19, 2008, among Weatherford International Ltd., Weatherford International, Inc., and Goldman, Sachs & Co., Deutsche Bank Securities Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).

4.1	First Supplemental Indenture, dated March 25, 2008 among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).

4.2	Form of global note for 5.15% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).

4.3	Form of global note for 6.00% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).

4.4	Form of global note for 7.00% Senior Notes due 2038 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).

4.5	Credit Agreement, dated March 19, 2008, among Weatherford International Ltd. as borrower, Weatherford International, Inc. as guarantor, and Deutsche Bank AG Cayman Islands Branch as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).

†	Filed herewith