Form 10-Q
period 2008-06-30
WEATHERFORD INTERNATIONAL LTD
filed 2008-08-07
CIK 1170565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at August 4, 2008

Common Shares, par value $1.00	680,648,807

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$267,978	$170,714
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $12,687 and $13,760, Respectively	2,111,299	1,961,854
Inventories	1,909,239	1,607,684
Other Current Assets	639,145	731,517

	4,927,661	4,471,769

Property, Plant and Equipment, Net of Accumulated Depreciation of $2,592,818 and $2,400,062, Respectively	4,979,621	4,153,845
Goodwill	3,510,619	3,358,490
Other Intangible Assets, Net of Accumulated Amortization of $250,224 and $227,307 Respectively	584,005	596,999
Equity Investments	473,571	368,618
Other Assets	321,065	241,236

	$14,796,542	$13,190,957

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$49,593	$774,220
Accounts Payable	664,421	612,775
Other Current Liabilities	734,986	815,370

	1,449,000	2,202,365
Long-term Debt	4,539,706	3,066,335
Other Liabilities	572,578	482,211

	6,561,284	5,750,911

Minority Interest in Consolidated Subsidiaries	66,288	33,327

Shareholders’ Equity:
Common Shares, $1 Par Value, Authorized 2,000,000 Shares, Issued 728,181 and 727,204 Shares, Respectively	728,181	727,204
Capital in Excess of Par Value	4,078,849	3,995,747
Treasury Shares, Net	(911,768)	(924,202)
Retained Earnings	3,805,367	3,170,182
Accumulated Other Comprehensive Income	468,341	437,788

	8,168,970	7,406,719

	$14,796,542	$13,190,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues:
Products	$834,443	$676,851	$1,663,626	$1,359,103
Services	1,394,807	1,139,094	2,761,516	2,309,127

	2,229,250	1,815,945	4,425,142	3,668,230

Costs and Expenses
Cost of Products	621,836	614,154	1,220,626	1,103,023
Cost of Services	832,318	578,314	1,683,206	1,253,801
Research and Development	44,430	40,700	87,069	81,214
Selling, General and Administrative Attributable to Segments	268,798	219,775	509,665	421,416
Corporate General and Administrative	46,288	35,561	93,462	65,621
Gain on Sale of Subsidiary	(81,344)	—	(81,344)	—

Operating Income	496,924	327,441	912,458	743,155

Other Expense:
Interest Expense, Net	(62,399)	(35,293)	(115,202)	(69,064)
Other, Net	(5,282)	(5,934)	(4,783)	(8,306)

Income from Continuing Operations Before Income Taxes and Minority Interest	429,243	286,214	792,473	665,785
Provision for Income Taxes	(57,875)	(105,271)	(131,500)	(196,649)

Income from Continuing Operations Before Minority Interest	371,368	180,943	660,973	469,136
Minority Interest, Net of Taxes	(7,324)	(4,463)	(12,860)	(8,837)

Income from Continuing Operations	364,044	176,480	648,113	460,299
Gain (Loss) from Discontinued Operation, Net of Taxes	6,940	(11,170)	(12,928)	(13,417)

Net Income	$370,984	$165,310	$635,185	$446,882

Basic Earnings Per Share:
Income from Continuing Operations	$0.53	$0.26	$0.95	$0.68
Gain (Loss) from Discontinued Operation	0.01	(0.02)	(0.02)	(0.02)

Net Income	$0.54	$0.24	$0.93	$0.66

Diluted Earnings Per Share:
Income from Continuing Operations	$0.52	$0.25	$0.93	$0.66
Gain (Loss) from Discontinued Operation	0.01	(0.01)	(0.02)	(0.02)

Net Income	$0.53	$0.24	$0.91	$0.64

Weighted Average Shares Outstanding:
Basic	681,870	676,662	681,030	677,340
Diluted	701,927	695,634	699,507	694,124
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months
	Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$635,185	$446,882
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	340,998	280,057
Gain on Sales of Assets and Businesses, Net	(85,815)	(19,680)
Loss from Discontinued Operation	12,928	13,417
Employee Share-Based Compensation Expense	48,134	37,213
Excess Tax Benefits from Share-Based Compensation	(15,194)	(8,154)
Minority Interest	12,860	8,837
Deferred Income Tax (Benefit) Provision	(12,248)	95,071
Other, Net	(12,478)	11,431
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired Accounts Receivable	(115,277)	(158,108)
Inventories	(288,328)	(274,094)
Accounts Payable	45,041	8,903
Other	(178,370)	(161,551)

Net Cash Provided by Operating Activities – Continuing Operations	387,436	280,224
Net Cash Used by Operating Activities – Discontinued Operation	(6,219)	(14,038)

Net Cash Provided by Operating Activities	381,217	266,186

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(160,351)	(211,044)
Capital Expenditures for Property, Plant and Equipment	(1,144,530)	(672,528)
Acquisition of Intellectual Property	(6,436)	(14,057)
Purchase of Equity Investment in Unconsolidated Affiliates	—	(331,771)
Proceeds from Sale of Assets and Businesses, Net	255,121	30,390

Net Cash Used by Investing Activities – Continuing Operations	(1,056,196)	(1,199,010)
Net Cash Provided (Used) by Investing Activities – Discontinued Operation	2,000	(12,265)

Net Cash Used by Investing Activities	(1,054,196)	(1,211,275)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	(728,801)	(389,517)
Borrowings of Long-term Debt, Net	1,486,207	1,483,443
Purchase of Treasury Shares	—	(179,262)
Proceeds from Exercise of Stock Options	9,512	13,010
Excess Tax Benefits from Share-Based Compensation	15,194	8,154
Other Financing Activities, Net	(11,869)	(1,522)

Net Cash Provided by Financing Activities – Continuing Operations	770,243	934,306
Net Cash Provided by Financing Activities – Discontinued Operation	—	—

Net Cash Provided by Financing Activities	770,243	934,306

Net Increase (Decrease)in Cash and Cash Equivalents	97,264	(10,783)
Cash and Cash Equivalents at Beginning of Period	170,714	126,287

Cash and Cash Equivalents at End of Period	$267,978	$115,504

Supplemental Cash Flow Information:
Interest Paid	$110,515	$73,460
Income Taxes Paid, Net of Refunds	148,123	207,855
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net Income	$370,984	$165,310	$635,185	$446,882
Other Comprehensive Income:
Deferred Loss on Derivative Instruments	—	—	(12,576)	—
Amortization of Pension Components	980	3,530	5,616	4,582
Pension Remeasurement Loss	—	(15,427)	—	(15,427)
Foreign Currency Translation Adjustment	32,449	124,453	37,326	128,375
Other	147	39	187	75

Comprehensive Income	$404,560	$277,905	$665,738	$564,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
     The condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheet at June 30, 2008, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results expected for the full year.
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
     The Company’s Board of Directors approved a two-for-one share split of our common shares effected through a share dividend. Shareholders of record on May 9, 2008 were entitled to the dividend, which was distributed on May 23, 2008. All share and option amounts included in the accompanying consolidated financial statements and related notes reflect the effect of the share split.
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
     In August of 2005, the Company acquired Precision Energy Services and Precision Drilling International. In association with the acquisition, the Company identified pre-acquisition contingencies related to duties and taxes associated with the importation of certain equipment assets to foreign jurisdictions. The Company calculated a range of reasonable estimates of the costs associated with these duties. As no amount within the range appeared to be a better estimate than any other, the Company used the amount that is the low end of the range. At June 30, 2008, the Company has a liability in the amount of $13 million for this matter. If the Company used the high end of the range, the aggregate potential liability would be approximately $19 million higher.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
     During the six months ended June 30, 2008, the Company acquired various businesses for cash consideration of approximately $160 million and 824 thousand common shares valued at approximately $35 million.
3. Equity Investment Acquisition
     The Company acquired a 33% ownership interest in Premier Business Solutions (“PBS”) in June 2007 for approximately $330 million. PBS conducts business in Russia and is the world’s largest electric submersible pump manufacturer by volume. In January 2008, the Company sold its electrical submersible pumps (“ESP”) product line to PBS and received a combination of cash and an additional equity investment in PBS in consideration of the sale. The Company’s investment in PBS is included in Equity Investments in the accompanying Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007. The assets and liabilities of the ESP product line were classified as held for sale at December 31, 2007 and included in Other Current Assets and Other Current Liabilities in the Condensed Consolidated Balance Sheet.
4. Discontinued Operations
     In June 2007, the Company’s management approved a plan to sell its oil and gas development and production business. The Company finalized the divestiture of the business in June 2008 and recorded an $11 million gain, net of taxes, during the three months ended June 30, 2008. This gain was partially offset by operating and legal expenses incurred during the period. Included in the loss for the six months ended June 30, 2008, is approximately $21 million, net of taxes, incurred in connection with the settlement of a legal dispute regarding the business.
5. Inventories
     The components of inventory were as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)
Raw materials, components and supplies	$400,182	$373,383
Work in process	155,325	118,407
Finished goods	1,353,732	1,115,894

	$1,909,239	$1,607,684

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
     The changes in the carrying amount of goodwill for the six months ended June 30, 2008 were as follows:

			Europe/	Middle East/
	North	Latin	West Africa/	North Africa/
	America	America	CIS	Asia	Total
			(In thousands)
December 31, 2007	$1,918,411	$156,825	$678,433	$604,821	$3,358,490
Acquisitions	33,310	—	112,392	8,063	153,765
Disposals	(1,362)	(27)	—	—	(1,389)
Purchase price and other adjustments	1,195	4,330	1,402	(14,992)	(8,065)
Foreign currency translation	(25,363)	3,987	25,971	3,223	7,818

As of June 30, 2008	$1,926,191	$165,115	$818,198	$601,115	$3,510,619

7. Short-term Borrowings and Current Portion of Long-term Debt
     The components of short-term borrowings were as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)
Revolving credit facilities	$—	$491,000
Commercial paper program	13,479	191,621
Other short-term bank loans	25,025	80,025

Total Short-term Borrowings	38,504	762,646
Current Portion of Long-term Debt	11,089	11,574

Short-term Borrowings and Current Portion of Long-term Debt	$49,593	$774,220

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
     The Company maintains a revolving credit agreement with a syndicate of banks. The aggregate lending commitment of this facility is $1.5 billion and allows for a combination of borrowings, support of the Company’s commercial paper program and issuances of letters of credit. There were $34 million in outstanding letters of credit under this facility at June 30, 2008.
     On March 19, 2008, the Company entered into an additional $250 million revolving credit facility with a syndicate of banks. This facility allows for a combination of borrowings, support of the Company’s commercial paper program and issuances of letters of credit.
     Both committed borrowing facilities require the Company to maintain a debt-to-capitalization ratio of less than 60% and contain other covenants and representations customary for an investment-grade commercial credit. The Company was in compliance with these covenants at June 30, 2008.
     The Company has a $1.5 billion commercial paper program under which it may from time to time issue short-term unsecured notes. The commercial paper program is supported by the Company’s revolving credit facilities.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
The weighted average interest rate on the outstanding borrowings under the commercial paper program was 3.1% at June 30, 2008.
     The Company has short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At June 30, 2008, the Company had $25 million in short-term borrowings under these arrangements with a weighted average interest rate of 12.0%. In addition, the Company had $194 million of letters of credit and bid and performance bonds outstanding under these uncommitted facilities.
     The Company’s short-term borrowings approximate their fair value at June 30, 2008 and December 31, 2007.
8. Derivative Instruments
     Interest Rate Swaps
     Upon completion of the long-term debt offering in March 2008, the Company entered into interest rate swap agreements on an aggregate notional amount of $500 million against its 5.15% Senior Notes. These agreements were outstanding at June 30, 2008. The aggregate fair value of the interest rate swaps at June 30, 2008 resulted in a liability of $24 million with the offset to Long-term Debt on the accompanying Consolidated Balance Sheet.
     Cash Flow Hedges
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
     Other Derivative Instruments
     As of June 30, 2008, we had several foreign currency forward contracts and one option contract with notional amounts aggregating $561 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian kroner. The total estimated fair value of these contracts at June 30, 2008 resulted in a liability of $7 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts were recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, the Company entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At June 30, 2008, the Company had notional amounts outstanding of $364 million. The total estimated fair value of these contracts at June 30, 2008 resulted in a liability of $63 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts were recorded each period in current earnings.
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. The Company already records derivative contracts and hedging activities at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The adoption of SFAS No. 159 had no impact on the financial statements as the Company did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

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
     In accordance with SFAS No. 157, the following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2008:

	June 30, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Derivative contracts	$—	$—	$—	$—

Liabilities:
Derivative contracts	—	93,858	—	93,858

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
9. Income Taxes
     The Company’s effective tax rates were 13.5% and 16.6% for the three and six months ended June 30, 2008, respectively, and 36.8% and 29.5% for the three and six months ended June 30, 2007, respectively. The decrease in the effective tax rate was due primarily to withholding taxes of $50 million that were required to be paid on a distribution made to one of the Company’s foreign subsidiaries during the second quarter of 2007. In addition, the Company recognized a gain of $81 million, with no related tax effect, on its sale of a 50% interest in a subsidiary. The remainder of the decrease is due to the net benefits realized from the refinement of the Company’s international tax structure and changes in the Company’s geographic earnings mix.
     There were no material changes to the total amount of unrecognized tax benefits during the first half of 2008.
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
     The Company’s Board of Directors approved a two-for-one share split of its common shares effected through a share dividend. Shareholders of record on May 9, 2008 were entitled to the dividend, which was distributed on May 23, 2008. All share and option amounts included in the accompanying consolidated financial statements and related notes reflect the effect of the share split.
     The following reconciles basic and diluted weighted average shares outstanding (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	681,870	676,662	681,030	677,340
Dilutive effect of:
Warrant	8,380	5,610	7,663	4,548
Stock option and restricted share plans	11,677	13,362	10,814	12,236

Diluted weighted average shares outstanding	701,927	695,634	699,507	694,124

11. Supplemental Cash Flow Information
     During the six months ended June 30, 2007 there were non-cash investing activities of $20 million related to a note received in exchange for the sale of a minority interest in a subsidiary of the Company.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
12. Share-Based Compensation
     The Company recognized the following employee share-based compensation expense:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
		(In thousands)
Share-based compensation	$24,660	$20,658	$48,134	$37,213
Related tax benefit	8,631	7,230	16,847	13,024
     During the six months ended June 30, 2008, the Company granted six million restricted share awards and units at a weighted average grant date fair value of $34.61 per share.
     As of June 30, 2008, there was $286 million of total unrecognized compensation cost related to the Company’s unvested stock options and restricted share grants and that cost is expected to be recognized over a weighted-average period of 2.4 years.
13. Retirement and Employee Benefit Plans
     The Company has defined benefit pension and other post-retirement benefit plans covering certain employees. The components of net periodic benefit cost for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,
	2008		2007
	United States	International	United States	International
		(In thousands)
Service cost	$720	$3,555	$671	$2,736
Interest cost	1,511	2,659	1,430	2,022
Expected return on plan assets	(179)	(2,320)	(165)	(1,960)
Amortization of transition obligation	—	(1)	—	(1)
Amortization of prior service cost (credit)	458	(20)	494	(26)
Amortization of loss	964	107	1,433	37
Curtailment/settlement loss	—	—	1,484	—

Net periodic benefit cost	$3,474	$3,980	$5,347	$2,808

	Six Months Ended June 30,
	2008		2007
	United States	International	United States	International
	(In thousands)
Service cost	$1,440	$7,043	$1,321	$5,418
Interest cost	3,022	5,269	2,653	3,993
Expected return on plan assets	(358)	(4,626)	(330)	(3,886)
Amortization of transition obligation	—	(2)	—	(2)
Amortization of prior service cost (credit)	916	(40)	1,054	(52)
Amortization of loss	1,928	208	2,084	74
Curtailment/settlement loss	5,621	—	1,881	—

Net periodic benefit cost	$12,569	$7,852	$8,663	$5,545

     The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $13 million to its pension and other postretirement benefit plans during 2008. As of June 30,

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
2008, the Company has contributed approximately $5 million to these plans. Currently, the Company anticipates total contributions to approximate the original estimates previously disclosed.
14. Segment Information
     Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended June 30, 2008
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
		(In thousands)
North America	$1,012,244	$224,252	$75,093
Middle East/North Africa/Asia	556,251	130,650	45,982
Europe/West Africa/CIS	389,563	99,016	27,600
Latin America	271,192	58,355	20,368

	2,229,250	512,273	169,043
Research and Development	—	(44,430)	1,867
Corporate	—	(35,275)	800
Other (a)	—	64,356	—

Total	$2,229,250	$496,924	$171,710

	Three Months Ended June 30, 2007
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
		(In thousands)
North America	$883,364	$192,268	$66,959
Middle East/North Africa/Asia	435,338	96,998	36,951
Europe/West Africa/CIS	290,639	69,790	20,936
Latin America	206,604	45,742	17,118

	1,815,945	404,798	141,964
Research and Development	—	(40,700)	1,669
Corporate	—	(23,525)	909
Other (b)	—	(13,132)	—

Total	$1,815,945	$327,441	$144,542

(a)	During the current quarter, the Company sold a 50% interest in a subsidiary it controls to Qatar Petroleum for cash consideration of $113 million. The subsidiary contains substantially all of the Company’s Qatar operations. The sale resulted in a gain of $81 million, after deducting direct costs of the transaction. The gain was partially offset by $11 million in costs incurred in connection with the Company’s on-going investigations and $6 million in exit costs related to the Company’s withdrawal from sanctioned countries.

(b)	The three months ended June 30, 2007 includes $13 million for severance charges associated with the Company’s reorganization activities.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

	Six Months Ended June 30, 2008
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
		(In thousands)
North America	$2,102,606	$515,905	$149,880
Middle East/North Africa/Asia	1,078,135	251,324	91,718
Europe/West Africa/CIS	737,192	192,229	54,221
Latin America	507,209	118,853	40,050

	4,425,142	1,078,311	335,869
Research and Development	—	(87,069)	3,561
Corporate	—	(68,907)	1,568
Other (c)	—	(9,877)	—

Total	$4,425,142	$912,458	$340,998

	Six Months Ended June 30, 2007
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
		(In thousands)
North America	$1,889,997	$492,478	$128,723
Middle East/North Africa/Asia	830,090	180,471	73,118
Europe/West Africa/CIS	535,597	125,025	39,171
Latin America	412,546	94,331	33,857

	3,668,230	892,305	274,869
Research and Development	—	(81,214)	3,289
Corporate	—	(50,620)	1,899
Other (d)	—	(17,316)	—

Total	$3,668,230	$743,155	$280,057

(c)	The six months ended June 30, 2008 includes $57 million for costs incurred in connection with the Company’s withdrawal from sanctioned countries. These costs were included in the Cost of Products line item in the Condensed Consolidated Statements of Income. In addition, severance costs of $15 million were incurred associated with reorganization activities and $19 million was expended in connection with the Company’s on-going investigations. These charges were partially offset by the $81 million gain discussed above.

(d)	The six months ended June 30, 2007 includes $17 million for severance charges associated with reorganization activities.

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
     With the assistance of outside counsel and in connection with the U.S. government investigations, we are conducting internal investigations regarding the embezzlement of approximately $175,000 at a European subsidiary and the possible improper use of these funds, including possible payments to government officials in Europe, during the period from 2000 to 2004, and the Company’s compliance with the Foreign Corrupt Practices Act and other laws worldwide. These internal investigations are ongoing, and we cannot anticipate the timing, outcome or possible impact, if any, of the investigations, financial or otherwise. We have informed the SEC and the DOJ of these internal investigations, and the results of the internal investigations will be provided to the SEC and DOJ.
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
     During the six months ended June 30, 2008, we incurred $57 million for costs incurred in connection with our exit from sanctioned countries and $19 million in connection with complying with these on-going investigations. We will have additional charges related to these matters in future periods, which costs may include labor claims,

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by the local governments, but we cannot quantify those charges or be certain of the timing of them.
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
17. Condensed Consolidating Financial Statements
     The following obligations of Weatherford International, Inc. (“Issuer”) were guaranteed by Weatherford International Ltd. (“Parent”) at June 30, 2008 and December 31, 2007: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
     The following obligations of the Parent were guaranteed by the Issuer at June 30, 2008: (i) both revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes and (viii) issuances of notes under the commercial paper program.
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
Condensed Consolidating Balance Sheet
June 30, 2008
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
ASSETS
Current Assets:
Cash and Cash Equivalents	$25	$52,725	$215,228	$—	$267,978
Other Current Assets	13,357	21,271	4,625,055	—	4,659,683

	13,382	73,996	4,840,283	—	4,927,661

Equity Investments in Affiliates	13,334,120	5,384,779	12,846,663	(31,565,562)	—
Shares Held in Parent	—	135,041	776,731	(911,772)	—
Intercompany Receivables, Net	730,327	836,476	—	(1,566,803)	—
Other Assets	74,220	164,901	9,629,760	—	9,868,881

	$14,152,049	$6,595,193	$28,093,437	$(34,044,137)	$14,796,542

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$14,264	$1,704	$33,625	$—	$49,593
Accounts Payable and Other Current Liabilities	57,745	7,819	1,333,843	—	1,399,407

	72,009	9,523	1,367,468	—	1,449,000
Long-term Debt	2,669,180	1,850,020	20,506	—	4,539,706
Intercompany Payables, Net	—	—	1,566,803	(1,566,803)	—
Other Long-term Liabilities	77,679	9,024	485,875	—	572,578

	2,818,868	1,868,567	3,440,652	(1,566,803)	6,561,284

Minority Interest in Consolidated Subsidiaries	—	—	66,288	—	66,288

Shareholders’ Equity	11,333,181	4,726,626	24,586,497	(32,477,334)	8,168,970

	$14,152,049	$6,595,193	$28,093,437	$(34,044,137)	$14,796,542

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
Condensed Consolidating Balance Sheet
December 31, 2007
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
ASSETS
Current Assets:
Cash and Cash Equivalents	$228	$1,489	$168,997	$—	$170,714
Other Current Assets	13,591	2,537	4,284,927	—	4,301,055

	13,819	4,026	4,453,924	—	4,471,769

Equity Investments in Affiliates	12,008,907	4,696,938	13,600,365	(30,306,210)	—
Shares Held in Parent	—	129,428	794,774	(924,202)	—
Intercompany Receivables, Net	(127,594)	1,233,846	—	(1,106,252)	—
Other Assets	52,031	34,186	8,632,971	—	8,719,188

	$11,947,163	$6,098,424	$27,482,034	$(32,336,664)	$13,190,957

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$582,389	$24,854	$166,977	$—	$774,220
Accounts Payable and Other Current Liabilities	47,574	7,959	1,372,612	—	1,428,145

	629,963	32,813	1,539,589	—	2,202,365
Long-term Debt	1,198,418	1,850,594	17,323	—	3,066,335
Intercompany Payables, Net	—	—	1,106,252	(1,106,252)	—
Other Long-term Liabilities	91,392	22,556	368,263	—	482,211

	1,919,773	1,905,963	3,031,427	(1,106,252)	5,750,911

Minority Interest in Consolidated Subsidiaries	—	—	33,327	—	33,327

Shareholders’ Equity	10,027,390	4,192,461	24,417,280	(31,230,412)	7,406,719

	$11,947,163	$6,098,424	$27,482,034	$(32,336,664)	$13,190,957

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Income
Three Months Ended June 30, 2008
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$2,229,250	$—	$2,229,250
Costs and Expenses	(5,266)	(151)	(1,726,909)	—	(1,732,326)

Operating Income (Loss)	(5,266)	(151)	502,341	—	496,924

Other Income (Expense):
Interest Expense, Net	(34,877)	(28,684)	1,162	—	(62,399)
Intercompany Charges, Net	73,303	—	(73,303)	—	—
Equity in Subsidiary Income	343,816	329,164	—	(672,980)	—
Other, Net	(7,992)	(309)	3,019	—	(5,282)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	368,984	300,020	433,219	(672,980)	429,243
Benefit (Provision) for Income Taxes	—	43,796	(101,671)	—	(57,875)

Income (Loss) from Continuing Operations Before Minority Interest	368,984	343,816	331,548	(672,980)	371,368
Minority Interest, Net of Taxes	—	—	(7,324)	—	(7,324)

Income (Loss) from Continuing Operations	368,984	343,816	324,224	(672,980)	364,044
Gain from Discontinued Operation, Net of Taxes	2,000	—	4,940	—	6,940

Net Income (Loss)	$370,984	$343,816	$329,164	$(672,980)	$370,984

Condensed Consolidating Statements of Income
Three Months Ended June 30, 2007
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$1,815,945	$—	$1,815,945
Costs and Expenses	(4,185)	(2,243)	(1,482,076)	—	(1,488,504)

Operating Income (Loss)	(4,185)	(2,243)	333,869	—	327,441

Other Income (Expense):
Interest Income (Expense), Net	(27,638)	(8,663)	1,008	—	(35,293)
Intercompany Charges, Net	(8,726)	103,766	(95,040)	—	—
Equity in Subsidiary Income	207,926	146,768	—	(354,694)	—
Other, Net	(2,067)	1,461	(5,328)	—	(5,934)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	165,310	241,089	234,509	(354,694)	286,214
Provision for Income Taxes	—	(33,163)	(72,108)	—	(105,271)

Income (Loss) from Continuing Operations Before Minority Interest	165,310	207,926	162,401	(354,694)	180,943
Minority Interest, Net of Taxes	—	—	(4,463)	—	(4,463)

Income (Loss) from Continuing Operations	165,310	207,926	157,938	(354,694)	176,480
Loss from Discontinued Operation, Net of Taxes	—	—	(11,170)	—	(11,170)

Net Income (Loss)	$165,310	$207,926	$146,768	$(354,694)	$165,310

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Income
Six Months Ended June 30, 2008
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$4,425,142	$—	$4,425,142
Costs and Expenses	(17,421)	(841)	(3,494,422)	—	(3,512,684)

Operating Income (Loss)	(17,421)	(841)	930,720	—	912,458

Other Income (Expense):
Interest Income (Expense), Net	(57,573)	(58,329)	700	—	(115,202)
Intercompany Charges, Net	76,298	—	(76,298)	—	—
Equity in Subsidiary Income	626,936	632,416	—	(1,259,352)	—
Other, Net	4,974	(566)	(9,191)	—	(4,783)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	633,214	572,680	845,931	(1,259,352)	792,473
Benefit (Provision) for Income Taxes	(29)	54,256	(185,727)	—	(131,500)

Income (Loss) from Continuing Operations Before Minority Interest	633,185	626,936	660,204	(1,259,352)	660,973
Minority Interest, Net of Taxes	—	—	(12,860)	—	(12,860)

Income (Loss) from Continuing Operations	633,185	626,936	647,344	(1,259,352)	648,113
Gain (Loss) from Discontinued Operation, Net of Taxes	2,000	—	(14,928)	—	(12,928)

Net Income (Loss)	$635,185	$626,936	$632,416	$(1,259,352)	$635,185

Condensed Consolidating Statements of Income
Six Months Ended June 30, 2007
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$3,668,230	$—	$3,668,230
Costs and Expenses	(7,286)	(2,511)	(2,915,278)	—	(2,925,075)

Operating Income (Loss)	(7,286)	(2,511)	752,952	—	743,155

Other Income (Expense):
Interest Income (Expense), Net	(54,819)	(14,256)	11	—	(69,064)
Intercompany Charges, Net	(8,610)	93,602	(84,992)	—	—
Equity in Subsidiary Income	517,711	467,301	—	(985,012)	—
Other, Net	(114)	1,232	(9,424)	—	(8,306)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	446,882	545,368	658,547	(985,012)	665,785
Provision for Income Taxes	—	(27,657)	(168,992)	—	(196,649)

Income (Loss) from Continuing Operations Before Minority Interest	446,882	517,711	489,555	(985,012)	469,136
Minority Interest, Net of Taxes	—	—	(8,837)	—	(8,837)

Income (Loss) from Continuing Operations	446,882	517,711	480,718	(985,012)	460,299
Loss from Discontinued Operation, Net of Taxes	—	—	(13,417)	—	(13,417)

Net Income (Loss)	$446,882	$517,711	$467,301	$(985,012)	$446,882

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2008
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$635,185	$626,936	$632,416	$(1,259,352)	$635,185
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	(76,298)	—	76,298	—	—
(Gain) Loss from Discontinued Operations	(2,000)	—	14,928	—	12,928
Equity in (Earnings) Loss of Affiliates	(626,936)	(632,416)	—	1,259,352	—
Deferred Income Tax Provision (Benefit)	—	(21,598)	9,350	—	(12,248)
Other Adjustments	25,359	(79,575)	(194,213)	—	(248,429)

Net Cash Provided (Used) by Operating Activities-Continuing Operations	(44,690)	(106,653)	538,779	—	387,436
Net Cash Used by Operating Activities- Discontinued Operations	—	—	(6,219)	—	(6,219)

Net Cash Provided (Used) by Operating Activities	(44,690)	(106,653)	532,560	—	381,217

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	(160,351)	—	(160,351)
Capital Expenditures for Property, Plant and Equipment	—	—	(1,144,530)	—	(1,144,530)
Acquisition of Intellectual Property	—	—	(6,436)	—	(6,436)
Proceeds from Sale of Assets and Businesses, Net	—	—	255,121	—	255,121
Capital Contribution to Subsidiary	(116,454)	—	—	116,454	—

Net Cash Provided (Used) by Investing Activities-Continuing Operations	(116,454)	—	(1,056,196)	116,454	(1,056,196)
Net Cash Provided by Investing Activities- Discontinued Operations	—	—	2,000	—	2,000

Net Cash Provided (Used) by Investing Activities	(116,454)	—	(1,054,196)	116,454	(1,054,196)

Cash Flows from Financing Activities:
Repayments on Short-term Debt, Net	(568,124)	(21,495)	(139,182)	—	(728,801)
Borrowings of (Repayments on) Long-term Debt, Net	1,483,931	(574)	2,850	—	1,486,207
Proceeds from Exercise of Stock Options	—	9,512	—	—	9,512
Borrowings (Repayments) Between Subsidiaries, Net	(742,395)	154,650	587,745	—	—
Proceeds from Capital Contribution	—	—	116,454	(116,454)	—
Other, Net	(12,471)	15,796	—	—	3,325

Net Cash Provided (Used) by Financing Activities	160,941	157,889	567,867	(116,454)	770,243

Net Decrease in Cash and Cash Equivalents	(203)	51,236	46,231	—	97,264
Cash and Cash Equivalents at Beginning of Year	228	1,489	168,997	—	170,714

Cash and Cash Equivalents at End of Year	$25	$52,725	$215,228	$—	$267,978

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2007
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$446,882	$517,711	$467,301	$(985,012)	$446,882
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided (Used) by Operating Activities:
Equity in (Earnings) Loss of Affiliates	(517,711)	(467,301)	—	985,012	—
Loss from Discontinued Operation	—	—	13,417	—	13,417
Charges from Parent or Subsidiary	8,610	(93,602)	84,992	—	—
Deferred Income Tax Provision (Benefit)	—	(5,217)	100,288	—	95,071
Other Adjustments	(13,429)	(42,062)	(219,655)	—	(275,146)

Net Cash Provided (Used) by Operating Activities- Continuing Operations	(75,648)	(90,471)	446,343	—	280,224
Net Cash Used by Operating Activities- Discontinued Operation	—	—	(14,038)	—	(14,038)

Net Cash Provided (Used) by Operating Activities	(75,648)	(90,471)	432,305	—	266,186

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(211,044)	—	(211,044)
Capital Expenditures for Property, Plant and Equipment	—	—	(672,528)	—	(672,528)
Acquisition of Intellectual Property	—	—	(14,057)	—	(14,057)
Purchase of Equity Investment in Unconsolidated Affiliates	—	—	(331,771)	—	(331,771)
Proceeds from Sale of Assets	—	—	30,390	—	30,390
Capital Contribution to Subsidiary	(592,134)	(23,100)	—	615,234	—
Distribution of Earnings from Subsidiary	—	(1,486,365)	1,486,365	—	—

Net Cash Provided (Used) by Investing Activities- Continuing Operations	(592,134)	(1,509,465)	287,355	615,234	(1,199,010)
Net Cash Used by Investing Activities- Discontinued Operation	—	—	(12,265)	—	(12,265)

Net Cash Provided (Used) by Investing Activities	(592,134)	(1,509,465)	275,090	615,234	(1,211,275)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	(422,747)	57,216	(23,986)	—	(389,517)
Borrowings of (Repayments on) Long-term Debt, Net	—	1,485,497	(2,054)	—	1,483,443
Borrowings (Repayments) Between Subsidiaries, Net	1,090,518	36,057	(1,126,575)	—	—
Purchase of Treasury Shares	—	—	(179,262)	—	(179,262)
Proceeds from Exercise of Stock Options	—	13,010	—	—	13,010
Proceeds from Capital Contribution	—	—	615,234	(615,234)	—
Other, Net	—	6,632	—	—	6,632

Net Cash Provided (Used) by Financing Activities- Continuing Operations	667,771	1,598,412	(716,643)	(615,234)	934,306
Net Cash Provided by Financing Activities- Discontinued Operation	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	667,771	1,598,412	(716,643)	(615,234)	934,306

Net Decrease in Cash and Cash Equivalents	(11)	(1,524)	(9,248)	—	(10,783)
Cash and Cash Equivalents at Beginning of Period	35	2,271	123,981	—	126,287

Cash and Cash Equivalents at End of Period	$24	$747	$114,733	$—	$115,504

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive level overview, which provides a general description of our company today, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for the remainder of 2008 and into 2009. Next, we analyze the results of our operations for the three and six months ended June 30, 2008 and 2007, including the trends in our overall business. Then we review our liquidity and capital resources. We conclude with a discussion of our critical accounting judgments and estimates and a summary of recently issued accounting pronouncements.
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
     The following chart sets forth certain statistics that reflect historical market conditions:

		Henry Hub	North American	International
	WTI Oil (1)	Gas (2)	Rig Count (3)	Rig Count (3)
June 30, 2008	$140.00	$13.35	2,168	1,196
December 31, 2007	95.98	7.48	2,171	1,122
June 30, 2007	70.68	6.77	1,981	1,097

(1)	Price per barrel as of June 30 and December 31 — Source: Thomson Reuters

(2)	Price per MM/BTU as of June 30 and December 31 — Source: Thomson Reuters

(3)	Average rig count for the applicable month — Source: Baker Hughes Rig Count and other third-party data
     Oil prices have increased during the first half of 2008, ranging from a low of $86.99 per barrel in mid-January to a high of $140.00 per barrel at the end of June. Natural gas prices also increased during the first half of 2008, ranging from a low of $7.62 MM/BTU in mid-January to a high of $13.35 MM/BTU at the end of June. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected economic growth, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.
     The North American rig count stayed flat in relation to the end of 2007 as a 5% increase in rig count in the U. S. was offset by a 26% reduction in the Canadian rig count. The international rig count increased approximately 7% since the end of 2007. Latin America and Middle East/North Africa/Asia regions were the most significant contributors to the sequential increase.
     Drilling and completion spending increased in both the North America and international markets in 2007. According to Spears & Associates, 2007 drilling and completion spending increased 3% in North America and 19% in international markets as compared to 2006 levels. Drilling and completion spending growth during 2008 is anticipated to be driven by both the international and North American markets. According to a recent study by Lehman Brothers, 2008 international exploration and production expenditures are forecast to increase 22% over 2007 levels while expenditures in North America are expected to rise 14%.
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
     Looking into the remainder of 2008 and into 2009, we expect average worldwide rig activity to grow as compared to second quarter 2008 levels, and we expect our business to continue to grow at a faster rate than the underlying rig count. We expect the Eastern Hemisphere to be our highest growth market during 2008, followed by the Latin America market. We expect our growth in 2008 and 2009 to be broad-based, with all of our product and service lines continuing to build on 2007 achievements. These improvements should be driven by the strength of our technology and our global infrastructure. We expect our newer technologies to continue to gain traction across a wider breadth of geographic markets, similar to our performance in 2007.
     Geographic Markets. Climate, natural gas storage levels and commodity prices will dictate the rate of oilfield service activity growth in North America for the remainder of 2008 and into 2009. While these factors are difficult to predict with any certainty over short periods of time, we believe that the North American market has positive secular growth attributes over the longer term. Assuming current commodity prices, we expect that US activity levels for 2008 will improve over 2007 levels. We anticipate a recovery in the Canadian market in the second half of 2008 led by heavy oil, shale and broad scale new gas plays.
     We expect most of our growth in 2008 and 2009 will come out of the international markets. We expect Eastern Hemisphere growth rates for 2008 to be similar to our growth rates achieved for 2007 as compared to 2006. Furthermore, we believe it is likely we will experience similar growth in 2009. We expect North Africa, Russia,

Middle East, West Africa, China and Central Europe to show the largest year-on-year growth. In addition, we expect volume increases in Latin America with the larger growth improvements stemming from Brazil, Mexico, Venezuela and Argentina. We anticipate Latin America growth rates for 2008 and 2009 to exceed year-on-year growth rates achieved during 2007.
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
     Results of Operations
     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three and six months ended June 30, 2008 and 2007.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands, except percentages and per share data)
Revenues:
North America	$1,012,244	$883,364	$2,102,606	$1,889,997
Middle East/North Africa/Asia	556,251	435,338	1,078,135	830,090
Europe/West Africa/CIS	389,563	290,639	737,192	535,597
Latin America	271,192	206,604	507,209	412,546

	2,229,250	1,815,945	4,425,142	3,668,230

Operating Income:
North America	224,252	192,268	515,905	492,478
Middle East/North Africa/Asia	130,650	96,998	251,324	180,471
Europe/West Africa/CIS	99,016	69,790	192,229	125,025
Latin America	58,355	45,742	118,853	94,331
Research and Development	(44,430)	(40,700)	(87,069)	(81,214)
Corporate	(35,275)	(23,525)	(68,907)	(50,620)
Exit and Restructuring	64,356	(13,132)	(9,877)	(17,316)

	496,924	327,441	912,458	743,155

Interest Expense, Net	(62,399)	(35,293)	(115,202)	(69,064)

Other, Net	(5,282)	(5,934)	(4,783)	(8,306)

Effective Tax Rate	13.5%	36.8%	16.6%	29.5%

Net Income per Diluted Share from Continuing Operations	$0.52	$0.25	$0.93	$0.66

Gain (Loss) from Discontinued Operation, Net of Taxes	6,940	(11,170)	(12,928)	(13,417)

Net Income per Diluted Share	$0.53	$0.24	$0.91	$0.64

Depreciation and Amortization	171,710	144,542	340,998	280,057

     Revenues
     The following chart contains consolidated revenues by product line for the three and six months ended June 30, 2008 and 2007:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Artificial Lift Systems	17%	17%	16%	17%
Well Construction	17	16	17	16
Drilling Services	15	15	15	15
Drilling Tools	11	12	11	12
Completion Systems	10	11	10	10
Re-entry & Fishing	8	8	8	8
Wireline	7	7	8	9
Stimulation & Chemicals Services	7	7	7	6
Integrated Drilling	5	5	5	5
Pipeline & Specialty Services	3	2	3	2

	100%	100%	100%	100%

     Consolidated revenues increased $413 million, or 23%, in the second quarter of 2008 as compared to the second quarter of 2007. The increase resulted primarily from organic growth as our businesses continued to benefit from increasing market activity and share gains. Approximately 69% of our revenue growth was derived outside of North America. International revenues increased $284 million, or 30%, in the second quarter of 2008 as compared to the second quarter of 2007. This increase outpaced the 9% increase in average international rig count over the comparable period. All product lines grew compared to the levels achieved in the second quarter of 2007.
     For the first six months of 2008, consolidated revenues increased $757 million, or 21%, as compared to the first six months of 2007. Similar to what was experienced in the second quarter of 2008, the increase in revenues during the first half of 2008 was driven by our international businesses. Approximately 72% of our revenue growth was from our international regions.
     Operating Income
     Consolidated operating income increased $169 million, or 52%, in the second quarter of 2008 as compared to the second quarter of 2007. Our operating segments contributed $107 million of incremental operating income during the current quarter as compared to the same quarter of the prior year while corporate and research and development expenditures were $15 million higher over the same period. The increase in corporate and research and development expenses was primarily attributable to higher employee compensation costs. In addition, current quarter results include a net gain from exit and restructuring activities of $64 million as compared to a net charge of $13 million in the second quarter of 2007.
     During the current quarter, we sold a 50% interest in a subsidiary we control to Qatar Petroleum for cash consideration of $113 million. The subsidiary contains substantially all of our Qatar operations. The sale resulted in a gain of $81 million, after deducting direct costs of the transaction. This gain is partially offset by $11 million in costs incurred in connection with our on-going investigations and $6 million in exit costs related to our withdrawal from sanctioned countries. The $13 million incurred during the second quarter of 2007 was for severance charges associated with our reorganization activities.
     Consolidated operating income for the first six months of 2008 also increased $169 million, or 23%, as compared to the first half of 2007. Our operating segments contributed $186 million of incremental operating income during the first six months of 2008 as compared to the same period of the prior year while corporate and research and development expenditures were $24 million higher over the same period of the prior year. In addition, results for the first six months of 2008 include exit and restructuring charges of $10 million compared to charges of $17 million during the first six months of 2007.
     The exit and restructuring charges during the first six months of 2008 include $57 million for costs incurred in connection with our withdrawal from sanctioned countries, $15 million for severance costs incurred associated with reorganization activities and $19 million incurred in connection with our on-going investigations. These charges were offset by the $81 million gain described above. The $17 million incurred during the first half of 2007 was for severance charges associated with our reorganization activities.
     Interest Expense, Net
     Interest expense, net increased $27 million, or 77%, and $46 million, or 67% during the three and six months ended June 30, 2008 as compared to the same periods of the prior year, respectively. The increase in interest expense was due to an increase in our total debt. The incremental borrowings period-over-period were used to fund capital expenditures, acquisitions and repurchases of shares under our share repurchase program.
     Income Taxes
     Our effective tax rates were 13.5% and 36.8% for the second quarter of 2008 and 2007, respectively, and 16.6% and 29.5% for the first six months of 2008 and 2007, respectively. The decrease in our effective tax rates was due primarily to withholding taxes of $50 million that were required to be paid on a distribution made to one of our foreign subsidiaries during the second quarter of 2007. In addition, we recognized a gain of $81 million, with no related tax effect, from the sale of a 50% interest in a subsidiary. The remainder of the decrease is due to the net benefits realized from the refinement of our international tax structure and changes in our geographic earnings mix.
Segment Results
     North America
     North America revenues increased $129 million, or 15%, in the second quarter of 2008 as compared to the second quarter of 2007 and outpaced a 7% increase in average North American rig count. Revenues from our artificial lift, well construction and drilling services product lines were the strongest contributors to the year-over-year increase.
     North America revenues increased $213 million, or 11%, during the first six months of 2008 as compared to the first six months of 2007. Revenues from our artificial lift, well construction and stimulation and chemicals product lines were the strongest contributors to the year-over-year increase.
     Operating income increased $32 million, or 17%, in the second quarter of 2008 as compared to the second quarter of 2007. Operating margins were 22% in both the second quarter of 2008 and 2007. During the first six months of 2008, operating income increased $23 million, or 5% over the comparable period of 2007 with operating margins at 25% for the first six months of 2008 and 26% for the first six months of 2007. The decline in operating margin during the first half of 2008 was primarily due to changes in our product mix and lower pricing in Canada compared to the first half of 2007.
     Middle East/North Africa/Asia
     Middle East/North Africa/Asia revenues increased $121 million, or 28%, in the second quarter of 2008 as compared to the second quarter of 2007. This increase outpaced the 7% increase in rig count over the comparable period. Middle East/North Africa/Asia was the strongest contributor to our year-to-date revenue growth. Revenues increased $248 million, or 30%, during the first six months of 2008 as compared to the first half of 2007. Our drilling services, integrated drilling services and well construction product lines were the strongest contributors to both the quarterly and year-to-date increase in revenue over the same periods of the prior year.
     Operating income increased $34 million, or 35%, during the second quarter of 2008 compared to the same quarter of the prior year and $71 million, or 39%, during the first six months of 2008 compared to the first half of 2007. Operating margins were 23% for both the second quarter and first half of 2008 as compared to 22% for both the second quarter and first half of 2007. The increase in operating income and margins was due to the incremental revenues generated during the current quarter to absorb our fixed costs.
     Europe/West Africa/CIS
     Revenues in our Europe/West Africa/CIS segment increased $99 million, or 34%, in the second quarter of 2008 as compared to the same quarter of the prior year, which outpaced the 21% rig count increase over the comparable period. On a year-to-date basis, revenues grew $202 million, or 38%, compared to the same period of 2007. Revenue grew across almost all product lines on both quarterly and year-to-date basis compared to the same periods of the prior year.

     Operating income increased $29 million, or 42%, during the second quarter of 2008 compared to the same quarter of the prior year and $67 million, or 54%, during the first six months of 2008 compared to the first half of 2007. Operating margins were 25% for the second quarter of 2008 compared to 24% during the second quarter of 2007. On a year-to-date basis, margins increased from 23% during the first six months of 2007 to 26% for the first six months of 2008. Both the quarterly and year-to-date improvement in operating income and margins was primarily the result of higher revenues absorbing the region’s fixed cost base as well as the performance of equity investments.
     Latin America
     Revenues in our Latin America segment increased $65 million, or 31%, in the second quarter of 2008 as compared to the same quarter of the prior year, which exceeded the average Latin American rig count increase of 8% over the comparable period. Revenues increased $95 million, or 23%, during the first six months of 2008 compared to the same period of the prior year. Revenue growth was generated in all product lines during the three and six month periods ended June 30, 2008 as compared to the comparable periods of the prior year.
     Operating income increased $13 million, or 28%, and $25 million, or 26%, for the three and six months ended June 30, 2008, respectively, over the comparable periods of the prior year. Operating margins were 22% for the three months ended June 30, 2008 and 23% for the six months ended June 30, 2008, which is comparable to the margins experienced in the same periods of the prior year.
Discontinued Operations
     We finalized the divestiture of our discontinued operation consisting of our oil and gas development and production company during the current quarter. We recorded a gain of $11 million, net of taxes, in connection with the finalization of the divestiture, which was partially offset by operating and legal expenses incurred during the three months ended June 30, 2008. On a year-to-date basis, we had a net loss from our discontinued operation, net of taxes, of $13 million, which included approximately $21 million incurred in connection with the settlement of a legal dispute regarding the business. This loss was partially offset by the gain recognized in the current quarter.
Liquidity and Capital Resources
     Sources of Liquidity
     Our sources of liquidity include current cash and cash equivalent balances, cash generated from operations, and committed availabilities under bank lines of credit. We maintain a shelf registration statement covering the future issuance of various types of securities, including debt, common shares, preferred shares and warrants.
     Committed Borrowing Facilities
     We maintain a revolving credit agreement with a syndicate of banks. This facility allows for a combination of borrowings, support for our commercial paper program and issuances of letters of credit.
     On March 19, 2008, we entered into an additional $250 million revolving credit facility with a syndicate of banks. This facility also allows for a combination of borrowings, support for our commercial paper program and issuances of letters of credit.
     Both committed borrowing facilities require us to maintain a debt-to-capitalization ratio of less than 60% and contain other covenants and representations customary for an investment-grade commercial credit. We were in compliance with these covenants at June 30, 2008.

     The following is a recap of our availability under our committed borrowing facilities at June 30, 2008 (in millions):

Facilities	$1,750

Less:
Amount drawn	—
Commercial paper	13
Letters of credit	34

Availability	$1,703

     Commercial Paper
     We have a $1.5 billion commercial paper program under which we may from time to time issue short-term, unsecured notes. The commercial paper program is supported by our revolving credit facilities. At June 30, 2008, there was $13 million of borrowings outstanding under this program. The weighted average interest rate on the outstanding borrowings under the commercial paper program was 3.1% at June 30, 2008.
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
     Capital expenditures for 2008 are projected to be approximately $2.2 billion. The expenditures are expected to be used primarily to support the growth of our business and operations. Capital expenditures during the six months ended June 30, 2008 were $1.1 billion, net of proceeds from tools lost down hole of $56 million.
     In December 2005, our board authorized us to repurchase up to $1 billion of our outstanding common shares. We may from time to time repurchase our common shares depending upon the price of our common shares, our liquidity and other considerations. There were no repurchases of our common shares during the six months ended June 30, 2008.
     From time to time we acquire businesses or technologies that increase our range of products and services, expand our geographic scope or are otherwise strategic to our businesses. During the six months ended June 30, 2008, we used approximately $160 million in cash, net of cash acquired, in business acquisitions.
     Derivative Instruments
     Interest Rate Swaps
     Upon completion of the long-term debt offering in March 2008, we entered into interest rate swap agreements on an aggregate notional amount of $500 million against our 5.15% Senior Notes. These agreements were outstanding as of June 30, 2008. The aggregate fair value of the interest rate swaps at June 30, 2008 resulted in a liability of $24 million with the offset to Long-term Debt in our accompanying Condensed Consolidated Balance Sheet.

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
     Other Derivative Instruments
     As of June 30, 2008, we had several foreign currency forward contracts and one option contract with notional amounts aggregating $561 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian kroner. The total estimated fair value of these contracts at June 30, 2008 resulted in a liability of $7 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts were recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International on August 31, 2005, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At June 30, 2008, we had notional amounts outstanding of $364 million. The total estimated fair value of these contracts at June 30, 2008 resulted in a liability of $63 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts were recorded each period in current earnings.
     Off Balance Sheet Arrangements
     Guarantees
     The following obligations of Weatherford International, Inc. were guaranteed by Weatherford International Ltd. as of June 30, 2008: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
     The following obligations of Weatherford International Ltd. were guaranteed by Weatherford International, Inc. as of June 30, 2008: (i) both revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes and (viii) issuances of notes under the commercial paper program.
     Letters of Credit
     We execute letters of credit in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of June 30, 2008, we had $228 million of letters of credit and bid and performance bonds outstanding, consisting of $194 million outstanding under various uncommitted credit facilities and $34 million letters of credit outstanding under our committed facilities. If the beneficiaries called these letters of credit our available liquidity would be reduced by the amount called.
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
•	Nonrealization of expected benefits from our acquisitions could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of business acquisitions we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize the benefits of that. An inability to realize expected strategic advantages as a result of the acquisition would negatively affect the anticipated benefits of the acquisition.

•	The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of June 30, 2008, we had approximately $3.5 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currency exchange rates.

•	Adverse weather conditions in certain regions could aversely affect our operations. In the summer of 2005, the Gulf of Mexico suffered several significant hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. In parts of 2006, and particularly in the second quarter of 2007 and 2008, climatic conditions in Canada were not as favorable to drilling as we anticipated, which limited our potential results in that region. Similarly, unfavorable weather in Russia and in the North Sea could reduce our operations and revenues from that area during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will be conducive to our operations.

•	U.S. Government and internal investigations could affect our results of operations. We are currently involved in government and internal investigations involving various of our operations. These investigations are ongoing, and we cannot anticipate the timing, outcome or possible impact of these investigations, financial or otherwise. The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trading sanctions laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases multi-million dollar fines and other penalties and sanctions. Under trading sanctions laws, the Department of Justice (“DOJ”) may also seek to impose modifications to business practices, including immediate cessation of all business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations. Additionally, during the six months ended June 30, 2008, we incurred $57 million for costs in connection with our exit from sanctioned countries and $19 million in connection with complying with these on-going investigations. We will have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by the local governments, but we cannot quantify those charges or be certain of the timing of them.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies. Any further military action undertaken by the U.S. or other countries could adversely affect our results of operations.

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
     Assets and liabilities of which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Accumulated Other Comprehensive Income in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $37 million adjustment to increase our equity account for the six month period ended June 30, 2008, to reflect the net impact of the strengthening of various foreign currencies against the U.S. dollar.
     As of June 30, 2008, we had several foreign currency forward contracts and one option contract with notional amounts aggregating $561 million to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro, and the Norwegian kroner. The total estimated fair value of these contacts at June 30, 2008 resulted in an liability of $7 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts were recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At June 30, 2008, we had notional amounts outstanding of $364 million. The estimated fair value of these contracts at June 30, 2008 resulted in a liability of $63 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts were recorded each period in current earnings.
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

     Our long-term borrowings that were outstanding at June 30, 2008 subject to interest rate risk consisted of the following:

	June 30, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In millions)
6.625% Senior Notes due 2011	$355	$365	$356	$369
5.95% Senior Notes due 2012	599	611	599	618
5.15% Senior Notes due 2013	475	494	—	—
4.95% Senior Notes due 2013	254	246	255	245
5.50% Senior Notes due 2016	349	332	349	338
6.00% Senior Notes due 2018	497	500	—	—
6.35% Senior Notes due 2017	600	577	600	624
6.50% Senior Notes due 2036	596	598	596	598
6.80% Senior Notes due 2037	298	308	298	313
7.00% Senior Notes due 2038	498	516	—	—
     We have various other long-term debt instruments of $29 million, but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $39 million at June 30, 2008 approximate fair value.
     As it relates to our variable rate debt, if market interest rates average 1% more in 2008 than the rates as of June 30, 2008, interest expense for the remainder of 2008 would increase by approximately $1 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in our capital structure.
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
     Upon completion of the long-term debt offering in March 2008, we entered into interest rate swap agreements on an aggregate notional amount of $500 million against our 5.15% Senior Notes. These agreements were outstanding as of June 30, 2008. The aggregate fair value of the interest rate swaps at June 30, 2008 resulted in a liability of $24 million with the offset to Long-term Debt in our accompanying Consolidated Balance Sheet.
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

ITEM 4. CONTROLS AND PROCEDURES
     At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act). Based upon that evaluation, the Company’s CEO and CFO have concluded the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information relating to the Company (including its consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. The Company’s management, including the CEO and CFO, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes during the six months ended June 30, 2008 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 21, 2008 (“Annual Report”) , except for the supplementary information we reported in Item 8.01 of our Current Report on Form 8-K dated March 18, 2008, the text of which follows:
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
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
     In December 2005, our Board of Directors approved a share repurchase program under which up to $1 billion of our outstanding common shares could be purchased. Future purchases of our shares can be made in the open market or privately negotiated transactions, at the discretion of management and as market conditions warrant. During the quarter ended June 30, 2008, we did not purchase any of our common shares.
     On May 8, 2008, in connection with an acquisition, we sold 824,284 of our common shares to the shareholders of the acquired company as consideration for the shares of the acquired company.  The sale of our common shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that act and pursuant to Regulations D and Regulation S promulgated under that act.

     In addition, under our restricted share plan, employees may elect to have us withhold common shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During the quarter ended June 30, 2008, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price
April 1 – April 30, 2008	2,958	$39.29
May 1 – May 31, 2008	15,497	42.29
June 1 – June 30, 2008	4,290	45.58
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our Annual General Meeting of Shareholders on June 2, 2008. Our shareholders approved the election of seven directors to serve until the next annual general meeting of shareholders. The following sets forth the results of the voting with respect to such matter.

				Broker
Election of Directors	For	Against	Withheld	Non-Votes
Nicholas F. Brady	276,197,174	22,971,310	2,464,072	612
David J. Butters	277,638,384	21,528,715	2,465,505	564
Bernard J. Duroc-Danner	273,030,293	26,134,590	2,467,800	485
William E. Macaulay	277,641,123	21,527,536	2,463,957	552
Robert B. Millard	277,639,123	21,480,663	2,512,831	551
Robert K. Moses, Jr.	277,699,446	21,468,164	2,465,028	530
Robert A. Rayne	250,708,556	48,047,290	2,876,979	373
In addition, the shareholders of the Company voted on the following proposal:

The appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the year ending December 31, 2008, and the authorization of the Audit Committee of the Board of Directors to set Ernst & Young LLP’s remuneration. The results of the voting with respect to such matter were 297,711,226 shares voted for, 1,445,993 shares voted against, 2,475,583 shares abstained, and 366 broker non-votes.

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

Bernard J. Duroc-Danner
Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew P. Becnel

Andrew P. Becnel
Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)

/s/ Jessica Abarca

Jessica Abarca
Vice President – Accounting and
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 7, 2008

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