Form 10-Q
period 2008-09-30
WEATHERFORD INTERNATIONAL LTD
filed 2008-11-03
CIK 1170565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

Title of Class	Outstanding at October 29, 2008
Common Shares, par value $1.00	681,099,947

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$336,546	$170,714
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $12,708 and $13,760, Respectively	2,425,666	1,961,854
Inventories	2,021,814	1,607,684
Other Current Assets	723,112	731,517

	5,507,138	4,471,769

Property, Plant and Equipment, Net of Accumulated Depreciation of $2,737,610 and $2,400,062, Respectively	5,515,079	4,153,845
Goodwill	3,812,643	3,358,490
Other Intangible Assets, Net of Accumulated Amortization of $260,442 and $227,307 Respectively	572,433	596,999
Equity Investments	485,331	368,618
Other Assets	306,287	241,236

	$16,198,911	$13,190,957

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,074,000	$774,220
Accounts Payable	813,745	612,775
Other Current Liabilities	752,246	815,370

	2,639,991	2,202,365
Long-term Debt	4,544,110	3,066,335
Other Liabilities	553,951	482,211

	7,738,052	5,750,911

Minority Interest in Consolidated Subsidiaries	77,581	33,327

Shareholders’ Equity:
Common Shares, $1 Par Value, Authorized 2,000,000 Shares, Issued 728,266 and 727,204 Shares, Respectively	728,266	727,204
Capital in Excess of Par Value	4,107,603	3,995,747
Treasury Shares, Net	(905,727)	(924,202)
Retained Earnings	4,175,967	3,170,182
Accumulated Other Comprehensive Income	277,169	437,788

	8,383,278	7,406,719

	$16,198,911	$13,190,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues:
Products	$953,084	$777,243	$2,616,710	$2,136,346
Services	1,587,712	1,194,748	4,349,228	3,503,875

	2,540,796	1,971,991	6,965,938	5,640,221

Costs and Expenses
Cost of Products	685,338	544,295	1,905,964	1,647,318
Cost of Services	955,585	728,952	2,638,791	1,982,753
Research and Development	52,026	43,199	139,095	124,413
Selling, General and Administrative Attributable to Segments	268,710	207,383	778,375	628,799
Corporate General and Administrative	44,397	28,573	137,859	94,194
Gain on Sale of Subsidiary	—	—	(81,344)	—

Operating Income	534,740	419,589	1,447,198	1,162,744

Other Expense:
Interest Expense, Net	(60,521)	(50,194)	(175,723)	(119,258)
Other, Net	(8,243)	1,282	(13,026)	(7,024)

Income from Continuing Operations Before Income Taxes and Minority Interest	465,976	370,677	1,258,449	1,036,462
Provision for Income Taxes	(82,990)	(70,429)	(214,490)	(267,078)

Income from Continuing Operations Before Minority Interest	382,986	300,248	1,043,959	769,384
Minority Interest, Net of Taxes	(12,386)	(5,324)	(25,246)	(14,161)

Income from Continuing Operations	370,600	294,924	1,018,713	755,223
Loss from Discontinued Operation, Net of Taxes	—	(2,211)	(12,928)	(15,628)

Net Income	$370,600	$292,713	$1,005,785	$739,595

Basic Earnings Per Share:
Income from Continuing Operations	$0.54	$0.44	$1.49	$1.12
Loss from Discontinued Operation	—	(0.01)	(0.01)	(0.03)

Net Income	$0.54	$0.43	$1.48	$1.09

Diluted Earnings Per Share:
Income from Continuing Operations	$0.53	$0.42	$1.46	$1.09
Loss from Discontinued Operation	—	—	(0.02)	(0.03)

Net Income	$0.53	$0.42	$1.44	$1.06

Weighted Average Shares Outstanding:
Basic	682,532	676,352	681,531	677,012
Diluted	701,284	696,496	700,099	694,916
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months
	Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$1,005,785	$739,595
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	528,129	439,034
Gain on Sales of Assets and Businesses, Net	(111,043)	(35,188)
Loss from Discontinued Operation	12,928	15,628
Employee Share-Based Compensation Expense	74,760	57,109
Excess Tax Benefits from Share-Based Compensation	(15,746)	(20,396)
Minority Interest	25,246	14,161
Deferred Income Tax (Benefit) Provision	(14,940)	140,884
Other, Net	(17,619)	9,094
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired Accounts Receivable	(402,682)	(292,581)
Inventories	(426,526)	(404,821)
Accounts Payable	147,046	37,759
Other	(214,763)	(169,826)

Net Cash Provided by Operating Activities — Continuing Operations	590,575	530,452
Net Cash Used by Operating Activities — Discontinued Operation	(6,219)	(9,014)

Net Cash Provided by Operating Activities	584,356	521,438

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(673,845)	(224,878)
Capital Expenditures for Property, Plant and Equipment	(1,821,813)	(1,097,470)
Acquisition of Intellectual Property	(14,377)	(17,683)
Purchase of Equity Investment in Unconsolidated Affiliates	(3,422)	(334,520)
Proceeds from Sale of Assets and Businesses, Net	290,974	59,927

Net Cash Used by Investing Activities — Continuing Operations	(2,222,483)	(1,614,624)
Net Cash Provided (Used) by Investing Activities — Discontinued Operation	11,000	(22,361)

Net Cash Used by Investing Activities	(2,211,483)	(1,636,985)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	295,528	(228,256)
Borrowings of Long-term Debt, Net	1,482,844	1,474,773
Purchase of Treasury Shares	—	(179,262)
Proceeds from Exercise of Stock Options	9,969	30,753
Excess Tax Benefits from Share-Based Compensation	15,746	20,396
Other Financing Activities, Net	(11,128)	(3,146)

Net Cash Provided by Financing Activities — Continuing Operations	1,792,959	1,115,258
Net Cash Provided by Financing Activities — Discontinued Operation	—	—

Net Cash Provided by Financing Activities	1,792,959	1,115,258

Net Increase (Decrease)in Cash and Cash Equivalents	165,832	(289)
Cash and Cash Equivalents at Beginning of Period	170,714	126,287

Cash and Cash Equivalents at End of Period	$336,546	$125,998

Supplemental Cash Flow Information:
Interest Paid	$188,940	$110,766
Income Taxes Paid, Net of Refunds	231,319	241,887
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net Income	$370,600	$292,713	$1,005,785	$739,595
Other Comprehensive Income:
Deferred Loss on Derivative Instruments	—	—	(12,576)	—
Amortization of Pension Components	885	1,026	6,501	5,608
Pension Remeasurement Loss	—	—	—	(15,427)
Foreign Currency Translation Adjustment	(192,205)	127,370	(154,879)	255,745
Other	148	39	335	114

Comprehensive Income	$179,428	$421,148	$845,166	$985,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
     The condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheet at September 30, 2008, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2008 and 2007. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 and the notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the full year.
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
     In August of 2005, the Company acquired Precision Energy Services and Precision Drilling International. In association with the acquisition, the Company identified pre-acquisition contingencies related to duties and taxes associated with the importation of certain equipment assets to foreign jurisdictions. The Company calculated a range of reasonable estimates of the costs associated with these duties. As no amount within the range appeared to be a better estimate than any other, the Company used the amount that is the low end of the range. At September 30, 2008, the Company has a liability in the amount of $13 million for this matter. If the Company used the high end of the range, the aggregate potential liability would be approximately $19 million higher.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     During the nine months ended September 30, 2008, the Company acquired various businesses for cash consideration of $683 million and approximately one million common shares valued at $43 million. The largest acquisition during the period was for International Logging, Inc., a provider of surface logging and formation evaluation and drilling related services.
3. Equity Investment Acquisition
     The Company acquired a 33% ownership interest in Premier Business Solutions (“PBS”) in June 2007 for approximately $330 million. PBS conducts business in Russia and is the world’s largest electric submersible pump manufacturer by volume. In January 2008, the Company sold its electrical submersible pumps (“ESP”) product line to PBS and received a combination of cash and an additional equity investment in PBS in consideration of the sale. The Company’s investment in PBS is included in Equity Investments in the accompanying Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007. The assets and liabilities of the ESP product line were classified as held for sale at December 31, 2007 and included in Other Current Assets and Other Current Liabilities in the Condensed Consolidated Balance Sheet.
4. Discontinued Operations
     In June 2007, the Company’s management approved a plan to sell its oil and gas development and production business. The Company finalized the divestiture of the business in June 2008 and recorded an $11 million gain, net of taxes, during the three months ended June 30, 2008. This gain was partially offset by operating and legal expenses incurred during the period. Included in the loss for the nine months ended September 30, 2008, is approximately $21 million, net of taxes, incurred in connection with the settlement of a legal dispute regarding the business.
5. Inventories
     The components of inventory were as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)
Raw materials, components and supplies	$433,427	$373,383
Work in process	166,272	118,407
Finished goods	1,422,115	1,115,894

	$2,021,814	$1,607,684

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 were as follows:

			Europe/	Middle East/
	North	Latin	West Africa/	North Africa/
	America	America	CIS	Asia	Total
			(In thousands)
December 31, 2007	$1,918,411	$156,825	$678,433	$604,821	$3,358,490
Acquisitions	104,297	77,560	196,642	152,200	530,699
Disposals	(4,380)	(27)	—	—	(4,407)
Purchase price and other adjustments	2,222	7,161	6,644	(15,909)	118
Foreign currency translation	(49,034)	(1,571)	(18,020)	(3,632)	(72,257)

As of September 30, 2008	$1,971,516	$239,948	$863,699	$737,480	$3,812,643

7. Short-term Borrowings and Current Portion of Long-term Debt
     The components of short-term borrowings were as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)
Revolving credit facilities	$1,030,000	$491,000
Commercial paper program	—	191,621
Other short-term bank loans	32,415	80,025

Total Short-term Borrowings	1,062,415	762,646
Current Portion of Long-term Debt	11,585	11,574

Short-term Borrowings and Current Portion of Long-term Debt	$1,074,000	$774,220

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
     The Company maintains a revolving credit agreement with a syndicate of banks. The aggregate lending commitment of this facility is $1.5 billion and allows for a combination of borrowings, support of the Company’s commercial paper program and issuances of letters of credit. There were $28 million in outstanding letters of credit under this facility at September 30, 2008.
     On March 19, 2008, the Company entered into an additional $250 million revolving credit facility with a syndicate of banks. This facility allows for a combination of borrowings, support of the Company’s commercial paper program and issuances of letters of credit.
     Both committed borrowing facilities require the Company to maintain a debt-to-capitalization ratio of less than 60% and contain other covenants and representations customary for an investment-grade commercial credit. The Company was in compliance with these covenants at September 30, 2008.
     The Company has a $1.5 billion commercial paper program under which it may from time to time issue short-term unsecured notes. The commercial paper program is supported by the Company’s revolving credit facilities.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     The Company has short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At September 30, 2008, the Company had $32 million in short-term borrowings outstanding under these arrangements with a weighted average interest rate of 7.7%. In addition, the Company had $208 million of letters of credit and bid and performance bonds outstanding under these uncommitted facilities.
     The Company’s short-term borrowings approximate their fair value at September 30, 2008 and December 31, 2007.
8. Derivative Instruments
     Interest Rate Swaps
     Upon completion of the long-term debt offering in March 2008, the Company entered into interest rate swap agreements on an aggregate notional amount of $500 million against its 5.15% Senior Notes. These agreements were outstanding at September 30, 2008. The aggregate fair value of the interest rate swaps at September 30, 2008 resulted in a liability of $14 million with the offset to Long-term Debt on the accompanying Consolidated Balance Sheet.
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
     Other Derivative Instruments
     As of September 30, 2008, we had several foreign currency forward contracts and one option contract with notional amounts aggregating $488 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian kroner. The total estimated fair value of these contracts at September 30, 2008 resulted in a liability of approximately $1 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, the Company entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At September 30, 2008, the Company had notional amounts outstanding of $364 million. The total estimated fair value of these contracts at September 30, 2008 resulted in a liability of $50 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Accordingly, the Company will defer the adoption of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities until January 1, 2009.
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
     In accordance with SFAS No. 157, the following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2008:

	September 30, 2008
	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Derivative contracts	$—	$—	$—	$—

Liabilities:
Derivative contracts	—	64,810	—	64,810

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
9. Income Taxes
     The Company’s effective tax rates were 17.8% and 17.0% for the three and nine months ended September 30, 2008, respectively, and 19.0% and 25.8% for the three and nine months ended September 30, 2007, respectively. The decrease in the effective tax rate was due primarily to withholding taxes of $50 million that were required to be paid on a distribution made to one of the Company’s foreign subsidiaries during the second quarter of 2007. In addition, the Company recognized a gain of $81 million, with no related tax effect, on its sale of a 50% interest in a subsidiary in the second quarter of 2008. The remainder of the decrease is due to the net benefits realized from the refinement of the Company’s international tax structure and changes in the Company’s geographic earnings mix.
     There were no material changes to the total amount of unrecognized tax benefits during the first nine months of 2008.
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
     The following reconciles basic and diluted weighted average shares outstanding (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	682,532	676,352	681,531	677,012
Dilutive effect of:
Warrant	7,553	6,250	7,626	5,114
Stock option and restricted share plans	11,199	13,894	10,942	12,790

Diluted weighted average shares outstanding	701,284	696,496	700,099	694,916

11. Supplemental Cash Flow Information
      Gain on sales of assets and businesses, net, for the nine months ended September 30, 2008 of $111 million includes a $19 million write-off of fixed assets resulting from our exit from sanctioned countries, an $81 million gain recognized in connection with the sale of a 50% interest in a subsidiary the Company controls to Qatar Petroleum and $49 million in gains related to our divesture of other assets and businesses. For the nine months ended September 30, 2007, the $35 million gain includes the divestiture of two equity investments.
      During the nine months ended September 30, 2007 there were non-cash investing activities of $20 million related to a note received in exchange for the sale of a minority interest in a subsidiary of the Company.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
12. Share-Based Compensation
     The Company recognized the following employee share-based compensation expense during the three and nine months ended September 30, 2008 and 2007:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
		(In thousands)
Share-based compensation	$26,626	$19,896	$74,760	$57,109
Related tax benefit	9,319	6,964	26,166	19,988
     During the nine months ended September 30, 2008, the Company granted six million restricted share awards and units at a weighted average grant date fair value of $34.69 per share.
     As of September 30, 2008, there was $268 million of total unrecognized compensation cost related to the Company’s unvested stock options and restricted share grants. This cost is expected to be recognized over a weighted-average period of 2.2 years.
13. Retirement and Employee Benefit Plans
     The Company has defined benefit pension and other post-retirement benefit plans covering certain employees. The components of net periodic benefit cost for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,
	2008		2007
	United		United
	States	International	States	International
		(In thousands)
Service cost	$720	$3,413	$660	$2,798
Interest cost	1,511	2,551	1,326	2,060
Expected return on plan assets	(179)	(2,233)	(165)	(2,001)
Amortization of transition obligation	—	(1)	—	(1)
Amortization of prior service cost (credit)	458	(19)	527	(27)
Amortization of loss	964	102	1,043	39
Curtailment/settlement loss	—	—	—	—

Net periodic benefit cost	$3,474	$3,813	$3,391	$2,868

	Nine Months Ended September 30,
	2008		2007
	United		United
	States	International	States	International
		(In thousands)
Service cost	$2,160	$10,456	$1,981	$8,216
Interest cost	4,533	7,820	3,979	6,053
Expected return on plan assets	(537)	(6,859)	(495)	(5,887)
Amortization of transition obligation	—	(3)	—	(3)
Amortization of prior service cost (credit)	1,374	(59)	1,581	(79)
Amortization of loss	2,892	310	3,127	113
Curtailment/settlement loss	5,621	—	1,881	—

Net periodic benefit cost	$16,043	$11,665	$12,054	$8,413

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
     The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $13 million to its pension and other postretirement benefit plans during 2008. As of September 30, 2008, the Company has contributed approximately $8 million to these plans. Currently, the Company anticipates total contributions to approximate the original estimates previously disclosed.
14. Segment Information
     Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended September 30, 2008
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
		(In thousands)
North America	$1,179,605	$312,887	$79,619
Middle East/North Africa/Asia	637,872	146,450	49,138
Europe/West Africa/CIS	408,993	102,385	31,911
Latin America	314,326	69,521	23,561

	2,540,796	631,243	184,229
Research and Development	—	(52,026)	1,902
Corporate	—	(30,750)	1,000
Other (a)	—	(13,727)	—

Total	$2,540,796	$534,740	$187,131

	Three Months Ended September 30, 2007
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
		(In thousands)
North America	$993,828	$264,183	$74,047
Middle East/North Africa/Asia	455,932	103,839	40,983
Europe/West Africa/CIS	308,587	77,886	22,926
Latin America	213,644	45,453	18,880

	1,971,991	491,361	156,836
Research and Development	—	(43,199)	1,678
Corporate	—	(24,945)	463
Other (b)	—	(3,628)	—

Total	$1,971,991	$419,589	$158,977

(a)	The three months ended September 30, 2008 includes $14 million incurred in connection with the Company’s on-going investigations by the U. S. government.

(b)	The three months ended September 30, 2007 includes $4 million incurred in connection with the Company’s on-going investigations.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

	Nine Months Ended September 30, 2008
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
		(In thousands)
North America	$3,282,211	$828,792	$229,499
Middle East/North Africa/Asia	1,716,007	397,774	140,856
Europe/West Africa/CIS	1,146,185	294,614	86,132
Latin America	821,535	188,374	63,611

	6,965,938	1,709,554	520,098
Research and Development	—	(139,095)	5,463
Corporate	—	(99,657)	2,568
Other (c)	—	(23,604)	—

Total	$6,965,938	$1,447,198	$528,129

	Nine Months Ended September 30, 2007
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
		(In thousands)
North America	$2,883,825	$756,661	$202,770
Middle East/North Africa/Asia	1,286,022	284,310	114,101
Europe/West Africa/CIS	844,184	202,911	62,097
Latin America	626,190	139,784	52,737

	5,640,221	1,383,666	431,705
Research and Development	—	(124,413)	4,967
Corporate	—	(75,565)	2,362
Other (d)	—	(20,944)	—

Total	$5,640,221	$1,162,744	$439,034

(c)	The nine months ended September 30, 2008 includes $57 million for costs incurred in connection with the Company’s withdrawal from sanctioned countries. These costs were included in the Cost of Products line item in the Condensed Consolidated Statements of Income. In addition, severance costs of $15 million were incurred associated with reorganization activities and $33 million was expended in connection with the Company’s on-going investigations. These charges were partially offset by a gain of $81 million recognized in connection with the sale of a 50% interest in a subsidiary the Company controls to Qatar Petroleum for cash consideration of $113 million.

(d)	The nine months ended September 30, 2007 includes $17 million for severance charges associated with reorganization activities and $4 million in investigation costs incurred in connection with the Company’s on-going investigations by the U. S. government.

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
     With the assistance of outside counsel and in connection with the U.S. government investigations, we are conducting internal investigations regarding the embezzlement of approximately $175,000 at a European subsidiary and the possible improper use of these funds, including possible payments to government officials in Europe, during the period from 2000 to 2004, and the Company’s compliance with the Foreign Corrupt Practices Act and other laws worldwide. As part of this internal investigation, we have also uncovered potential violations of U.S. law in connection with a joint venture in Angola. These internal investigations are ongoing, and we cannot anticipate the timing, outcome or possible impact, if any, of the investigations, financial or otherwise. We have informed the SEC and the DOJ of these internal investigations, and the results of the internal investigations will be provided to the SEC and DOJ.
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
     During the nine months ended September 30, 2008, we incurred $57 million for costs incurred in connection with our exit from sanctioned countries and $33 million in connection with complying with these on-going investigations. We will have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by the local governments, but we cannot quantify those charges or be certain of the timing of them.

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
17. Subsequent Event
     In October 2008, the Company entered into an additional $550 million in revolving credit facilities with a syndicate of banks. These facilities allow for a combination of borrowings and issuances of letters of credit. These facilities mature in October 2009.
18. Condensed Consolidating Financial Statements
     The following obligations of Weatherford International, Inc. (“Issuer”) were guaranteed by Weatherford International Ltd. (“Parent”) at September 30, 2008 and December 31, 2007: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
     The following obligations of the Parent were guaranteed by the Issuer at September 30, 2008: (i) both revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes and (viii) issuances of notes under the commercial paper program.

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
Condensed Consolidating Balance Sheet
September 30, 2008
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
ASSETS
Current Assets:
Cash and Cash Equivalents	$399	$27,096	$309,051	$—	$336,546
Other Current Assets	11,585	23,243	5,135,764	—	5,170,592

	11,984	50,339	5,444,815	—	5,507,138

Equity Investments in Affiliates	13,895,400	5,864,556	12,678,730	(32,438,686)	—
Shares Held in Parent	—	135,112	770,619	(905,731)	—
Intercompany Receivables, Net	1,181,406	964,157	—	(2,145,563)	—
Other Assets	61,300	175,313	10,455,160	—	10,691,773

	$15,150,090	$7,189,477	$29,349,324	$(35,489,980)	$16,198,911

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$615,795	$1,731	$456,474	$—	$1,074,000
Accounts Payable and Other Current Liabilities	35,265	37,303	1,493,423	—	1,565,991

	651,060	39,034	1,949,897	—	2,639,991
Long-term Debt	2,678,794	1,849,726	15,590	—	4,544,110
Intercompany Payables, Net	—	—	2,145,563	(2,145,563)	—
Other Long-term Liabilities	111,577	12,425	429,949	—	553,951

	3,441,431	1,901,185	4,540,999	(2,145,563)	7,738,052

Minority Interest in Consolidated Subsidiaries	—	—	77,581	—	77,581

Shareholders’ Equity	11,708,659	5,288,292	24,730,744	(33,344,417)	8,383,278

	$15,150,090	$7,189,477	$29,349,324	$(35,489,980)	$16,198,911

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Income
Three Months Ended September 30, 2008
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$2,540,796	$—	$2,540,796
Costs and Expenses	(8,211)	(611)	(1,997,234)	—	(2,006,056)

Operating Income (Loss)	(8,211)	(611)	543,562	—	534,740

Other Income (Expense):
Interest Expense, Net	(30,446)	(28,677)	(1,398)	—	(60,521)
Intercompany Charges, Net	26,353	—	(26,353)	—	—
Equity in Subsidiary Income	393,503	479,622	—	(873,125)	—
Other, Net	(10,599)	(342)	2,698	—	(8,243)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	370,600	449,992	518,509	(873,125)	465,976
Provision for Income Taxes	—	(56,489)	(26,501)	—	(82,990)

Income (Loss) from Continuing Operations Before Minority Interest	370,600	393,503	492,008	(873,125)	382,986
Minority Interest, Net of Taxes	—	—	(12,386)	—	(12,386)

Income (Loss) from Continuing Operations	370,600	393,503	479,622	(873,125)	370,600
Loss from Discontinued Operation, Net of Taxes	—	—	—	—	—

Net Income (Loss)	$370,600	$393,503	$479,622	$(873,125)	$370,600

Condensed Consolidating Statements of Income
Three Months Ended September 30, 2007
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$1,971,991	$—	$1,971,991
Costs and Expenses	(3,027)	(272)	(1,549,103)	—	(1,552,402)

Operating Income (Loss)	(3,027)	(272)	422,888	—	419,589

Other Income (Expense):
Interest Expense, Net	(19,087)	(30,131)	(976)	—	(50,194)
Intercompany Charges, Net	36,021	26,700	(62,721)	—	—
Equity in Subsidiary Income	269,206	271,357	—	(540,563)	—
Other, Net	9,600	114	(8,432)	—	1,282

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	292,713	267,768	350,759	(540,563)	370,677
Benefit (Provision) for Income Taxes	—	1,438	(71,867)	—	(70,429)

Income (Loss) from Continuing Operations Before Minority Interest	292,713	269,206	278,892	(540,563)	300,248
Minority Interest, Net of Taxes	—	—	(5,324)	—	(5,324)

Income (Loss) from Continuing Operations	292,713	269,206	273,568	(540,563)	294,924
Loss from Discontinued Operation, Net of Taxes	—	—	(2,211)	—	(2,211)

Net Income (Loss)	$292,713	$269,206	$271,357	$(540,563)	$292,713

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2008
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$6,965,938	$—	$6,965,938
Costs and Expenses	(25,632)	(1,452)	(5,491,656)	—	(5,518,740)

Operating Income (Loss)	(25,632)	(1,452)	1,474,282	—	1,447,198

Other Income (Expense):
Interest Income (Expense), Net	(88,019)	(87,006)	(698)	—	(175,723)
Intercompany Charges, Net	102,651	—	(102,651)	—	—
Equity in Subsidiary Income	1,020,439	1,112,038	—	(2,132,477)	—
Other, Net	(5,625)	(908)	(6,493)	—	(13,026)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	1,003,814	1,022,672	1,364,440	(2,132,477)	1,258,449
Provision for Income Taxes	(29)	(2,233)	(212,228)	—	(214,490)

Income (Loss) from Continuing Operations Before Minority Interest	1,003,785	1,020,439	1,152,212	(2,132,477)	1,043,959
Minority Interest, Net of Taxes	—	—	(25,246)	—	(25,246)

Income (Loss) from Continuing Operations	1,003,785	1,020,439	1,126,966	(2,132,477)	1,018,713
Gain (Loss) from Discontinued Operation, Net of Taxes	2,000	—	(14,928)	—	(12,928)

Net Income (Loss)	$1,005,785	$1,020,439	$1,112,038	$(2,132,477)	$1,005,785

Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2007
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$5,640,221	$—	$5,640,221
Costs and Expenses	(10,313)	(2,783)	(4,464,381)	—	(4,477,477)

Operating Income (Loss)	(10,313)	(2,783)	1,175,840	—	1,162,744

Other Income (Expense):
Interest Expense, Net	(73,906)	(44,387)	(965)	—	(119,258)
Intercompany Charges, Net	27,411	120,302	(147,713)	—	—
Equity in Subsidiary Income	786,917	738,658	—	(1,525,575)	—
Other, Net	9,486	1,346	(17,856)	—	(7,024)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	739,595	813,136	1,009,306	(1,525,575)	1,036,462
Provision for Income Taxes	—	(26,219)	(240,859)	—	(267,078)

Income (Loss) from Continuing Operations Before Minority Interest	739,595	786,917	768,447	(1,525,575)	769,384
Minority Interest, Net of Taxes	—	—	(14,161)	—	(14,161)

Income (Loss) from Continuing Operations	739,595	786,917	754,286	(1,525,575)	755,223
Loss from Discontinued Operation, Net of Taxes	—	—	(15,628)	—	(15,628)

Net Income (Loss)	$739,595	$786,917	$738,658	$(1,525,575)	$739,595

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2008
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$1,005,785	$1,020,439	$1,112,038	$(2,132,477)	$1,005,785
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	(102,651)	—	102,651	—	—
(Gain) Loss from Discontinued Operations	(2,000)	—	14,928	—	12,928
Equity in (Earnings) Loss of Affiliates	(1,020,439)	(1,112,038)	—	2,132,477	—
Deferred Income Tax Provision (Benefit)	—	(35,517)	20,577	—	(14,940)
Other Adjustments	(17,648)	(127,545)	(268,005)	—	(413,198)

Net Cash Provided (Used) by Operating Activities-Continuing Operations	(136,953)	(254,661)	982,189	—	590,575
Net Cash Used by Operating Activities- Discontinued Operations	—	—	(6,219)	—	(6,219)

Net Cash Provided (Used) by Operating Activities	(136,953)	(254,661)	975,970	—	584,356

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	(673,845)	—	(673,845)
Capital Expenditures for Property, Plant and Equipment	—	—	(1,821,813)	—	(1,821,813)
Acquisition of Intellectual Property	—	—	(14,377)	—	(14,377)
Purchase of Equity Investment in Unconsolidated Affiliate	—	—	(3,422)	—	(3,422)
Proceeds from Sale of Assets and Businesses, Net	—	—	290,974	—	290,974
Capital Contribution to Subsidiary	(284,229)	(5,000)	—	289,229	—

Net Cash Provided (Used) by Investing Activities-Continuing Operations	(284,229)	(5,000)	(2,222,483)	289,229	(2,222,483)
Net Cash Provided by Investing Activities- Discontinued Operations	11,000	—	—	—	11,000

Net Cash Provided (Used) by Investing Activities	(273,229)	(5,000)	(2,222,483)	289,229	(2,211,483)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	33,406	(21,469)	283,591	—	295,528
Borrowings of (Repayments on) Long-term Debt, Net	1,483,931	(867)	(220)	—	1,482,844
Proceeds from Exercise of Stock Options	—	9,969	—	—	9,969
Borrowings (Repayments) Between Subsidiaries, Net	(1,094,513)	280,546	813,967	—	—
Proceeds from Capital Contribution	—	—	289,229	(289,229)	—
Other, Net	(12,471)	17,089	—	—	4,618

Net Cash Provided (Used) by Financing Activities — Continuing Operations	410,353	285,268	1,386,567	(289,229)	1,792,959
Net Cash Provided (Used) by Financing Activities — Discontinued Operations	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	410,353	285,268	1,386,567	(289,229)	1,792,959

Net Decrease in Cash and Cash Equivalents	171	25,607	140,054	—	165,832
Cash and Cash Equivalents at Beginning of Year	228	1,489	168,997	—	170,714

Cash and Cash Equivalents at End of Year	$399	$27,096	$309,051	$—	$336,546

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2007
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$739,595	$786,917	$738,658	$(1,525,575)	$739,595
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity in (Earnings) Loss of Affiliates	(786,917)	(738,658)	—	1,525,575	—
Loss from Discontinued Operation	—	—	15,628	—	15,628
Charges from Parent or Subsidiary	(27,411)	(120,302)	147,713	—	—
Deferred Income Tax Provision (Benefit)	—	(16,222)	157,106	—	140,884
Other Adjustments	65,154	(59,825)	(370,984)	—	(365,655)

Net Cash Provided (Used) by Operating Activities- Continuing Operations	(9,579)	(148,090)	688,121	—	530,452
Net Cash Used by Operating Activities- Discontinued Operation	—	—	(9,014)	—	(9,014)

Net Cash Provided (Used) by Operating Activities	(9,579)	(148,090)	679,107	—	521,438

Cash Flows from Investing Activities:
Acquisition of Businesses, Net of Cash Acquired	—	—	(224,878)	—	(224,878)
Capital Expenditures for Property, Plant and Equipment	—	—	(1,097,470)	—	(1,097,470)
Acquisition of Intellectual Property	—	—	(17,683)	—	(17,683)
Purchase of Equity Investment in Unconsolidated Affiliates	—	—	(334,520)	—	(334,520)
Proceeds from Sale of Assets	—	—	59,927	—	59,927
Capital Contribution to Subsidiary	(595,651)	(27,100)	—	622,751	—
Distribution of Earnings from Subsidiary	—	(1,486,365)	1,486,365	—	—

Net Cash Provided (Used) by Investing Activities- Continuing Operations	(595,651)	(1,513,465)	(128,259)	622,751	(1,614,624)
Net Cash Used by Investing Activities- Discontinued Operation	—	—	(22,361)	—	(22,361)

Net Cash Provided (Used) by Investing Activities	(595,651)	(1,513,465)	(150,620)	622,751	(1,636,985)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	(420,944)	84,072	108,616	—	(228,256)
Borrowings of (Repayments on) Long-term Debt, Net	—	1,485,497	(10,724)	—	1,474,773
Borrowings (Repayments) Between Subsidiaries, Net	1,026,164	65,190	(1,091,354)	—	—
Purchase of Treasury Shares	—	—	(179,262)	—	(179,262)
Proceeds from Exercise of Stock Options	—	30,753	—	—	30,753
Proceeds from Capital Contribution	—	—	622,751	(622,751)	—
Other, Net	—	17,250	—	—	17,250

Net Cash Provided (Used) by Financing Activities- Continuing Operations	605,220	1,682,762	(549,973)	(622,751)	1,115,258
Net Cash Provided by Financing Activities- Discontinued Operation	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	605,220	1,682,762	(549,973)	(622,751)	1,115,258

Net Decrease in Cash and Cash Equivalents	(10)	21,207	(21,486)	—	(289)
Cash and Cash Equivalents at Beginning of Period	35	2,271	123,981	—	126,287

Cash and Cash Equivalents at End of Period	$25	$23,478	$102,495	$—	$125,998

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive level overview, which provides a general description of our company today, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for the remainder of 2008 and into 2009. Next, we analyze the results of our operations for the three and nine months ended September 30, 2008 and 2007, including the trends in our overall business. Then we review our liquidity and capital resources. We conclude with a discussion of our critical accounting judgments and estimates and a summary of recently issued accounting pronouncements.
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
     The following chart sets forth certain statistics that reflect historical market conditions:

		Henry Hub	North American	International
	WTI Oil (1)	Gas (2)	Rig Count (3)	Rig Count (3)
September 30, 2008	$100.64	$7.44	2,449	1,209
December 31, 2007	95.98	7.48	2,171	1,122
September 30, 2007	81.66	6.87	2,128	1,114

(1)	Price per barrel as of September 30 and December 31 — Source: Thomson Reuters

(2)	Price per MM/BTU as of September 30 and December 31 — Source: Thomson Reuters

(3)	Average rig count for the applicable month — Source: Baker Hughes Rig Count and other third-party data
     Oil prices increased during the first nine months of 2008, ranging from a low of $86.99 per barrel in mid-January to a high of $145.29 per barrel early in July. Natural gas prices remained relatively flat comparing September 30, 2008 to December 31, 2007, but ranged from a low of $7.22 MM/BTU near the end of September to a high of $13.58 MM/BTU in early July. Since September 30, 2008, oil and natural gas prices have experienced significant declines due to the recent economic downturn reaching $67.81 per barrel and $6.78 MM/BTU as of October 31, 2008. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.

     The North American rig count has increased approximately 13% during 2008. The international rig count has increased approximately 8% since the end of 2007. Latin America and Middle East/North Africa/Asia regions were the most significant contributors to the increase in international rig count during 2008.
     According to Spears & Associates, 2007 drilling and completion spending was relatively flat in North America and increased 19% in international markets as compared to 2006 levels. Drilling and completion spending growth during 2008 is anticipated to be driven by both the international and North American markets. According to a June 2008 study by Barclays Capital (formerly Lehman Brothers), 2008 international exploration and production expenditures are forecast to increase 22% over 2007 levels while expenditures in North America are expected to rise 14%.
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
     2008 and 2009 Outlook
     We believe the long-term outlook for our businesses is favorable. As decline rates accelerate and reservoir productivity complexities increase, our clients will face growing challenges securing desired rates of production growth. The acceleration of decline rates and the increasing complexity of the reservoirs increase our customers’ requirements for technologies that improve productivity and efficiency. These phenomena provide us with a positive outlook over the longer term.
     Looking into the remainder of 2008 and into 2009, the near-term outlook is more difficult to assess given the dramatically weakened picture of the global economy stemming from a severe dislocation in credit markets and money flows around the world. Beginning in the fourth quarter of 2008, we anticipate a pull back in North American average rig activity compared to third quarter 2008 levels principally due to existing natural gas storage levels, lower natural gas prices and a dampened prognosis for the U.S. economy. We would expect this pull back in rig count to persist during 2009, with the North American rig count averaging levels below 2008 levels. In contrast, we expect international rig activity to increase in 2009 at levels similar to those achieved thus far in 2008, unless the price of crude oil falls materially below its current trading levels for an extended period of time. We expect our rate of international growth in 2008 to finish strong, at levels similar to that achieved during 2007. In 2009, we anticipate a similar level of growth in the international markets, with the Eastern Hemisphere and Latin America both making significant contributions. These improvements should be driven by the strength of our technology and our global infrastructure. We expect our newer technologies to continue to gain traction across a wider breadth of geographic markets in both 2008 and 2009, similar to our performance in 2007.
     Geographic Markets. Climate, natural gas storage levels and commodity prices, as well as expectations for the U.S. economy, will dictate the level of oilfield service activity in North America for the remainder of 2008 and into 2009. While these factors are difficult to predict with any certainty over short periods of time, we anticipate a pull back in drilling activity in both the U.S. and Canada. We anticipate the pull back will be in the natural gas segment and that oil will be relatively immune to the recent economic downturn.

     We expect most of our growth in 2008, and all of our growth in 2009, will come out of the international markets. We expect Eastern Hemisphere growth rates for 2008 to be similar to our growth rates achieved for 2007 as compared to 2006. We expect North Africa, Russia, Middle East, China and Central Europe to show the largest year-on-year growth. We also expect volume increases in Latin America with the larger growth improvements stemming from Brazil, Mexico, Venezuela and Argentina. For our international markets combined, we expect to realize revenue growth similar to the levels achieved during 2007 and 2008.
     Pricing. The overall pricing outlook is positive. During 2008, overall pricing has been trending upwards, concurrently with raw material and labor cost inflation. Pricing in the U.S. and Canada has been leveling with no discernable movement up or down. In the event of a pull back in activity in North America, we would expect pricing in general to come under pressure, with the magnitude dependant upon the extent to which activity declines. In the international markets, price improvements have been realized on a contract-by-contract basis and have occurred in different classes of products and service lines depending upon the region. We expect international pricing to remain positive for the remainder of 2008, net of cost increases.
     Overall, the level of improvements for our businesses for 2008 will continue to depend heavily on our ability to further penetrate existing markets with our younger technologies and to successfully introduce these technologies to new markets. The recruitment, training and retention of personnel will also be a critical factor in growing our business. The continued strength of the industry will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

     Results of Operations
     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three and nine months ended September 30, 2008 and 2007.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands, except percentages and per share data)
Revenues:
North America	$1,179,605	$993,828	$3,282,211	$2,883,825
Middle East/North Africa/Asia	637,872	455,932	1,716,007	1,286,022
Europe/West Africa/CIS	408,993	308,587	1,146,185	844,184
Latin America	314,326	213,644	821,535	626,190

	2,540,796	1,971,991	6,965,938	5,640,221

Operating Income:
North America	312,887	264,183	828,792	756,661
Middle East/North Africa/Asia	146,450	103,839	397,774	284,310
Europe/West Africa/CIS	102,385	77,886	294,614	202,911
Latin America	69,521	45,453	188,374	139,784
Research and Development	(52,026)	(43,199)	(139,095)	(124,413)
Corporate	(30,750)	(24,945)	(99,657)	(75,565)
Exit and Restructuring	(13,727)	(3,628)	(23,604)	(20,944)

	534,740	419,589	1,447,198	1,162,744

Interest Expense, Net	(60,521)	(50,194)	(175,723)	(119,258)

Other, Net	(8,243)	1,282	(13,026)	(7,024)

Effective Tax Rate	17.8%	19.0%	17.0%	25.8%

Net Income per Diluted Share from Continuing Operations	$0.53	$0.42	$1.46	$1.09

Loss from Discontinued Operation, Net of Taxes	—	(2,211)	(12,928)	(15,628)

Net Income per Diluted Share	$0.53	$0.42	$1.44	$1.06

Depreciation and Amortization	187,131	158,977	528,129	439,034

     Revenues
     The following chart contains consolidated revenues by product line for the three and nine months ended September 30, 2008 and 2007:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Artificial Lift Systems	17%	18%	17%	17%
Well Construction	15	16	16	16
Drilling Services	17	16	16	15
Drilling Tools	11	11	11	12
Completion Systems	9	10	10	10
Re-entry & Fishing	9	8	8	8
Wireline	7	7	7	8
Stimulation & Chemicals Services	6	6	5	7
Integrated Drilling	6	5	7	5
Pipeline & Specialty Services	3	3	3	2

	100%	100%	100%	100%

     Consolidated revenues increased $569 million, or 29%, in the third quarter of 2008 as compared to the third quarter of 2007. The increase resulted primarily from organic growth as our businesses continued to benefit from increasing market activity and share gains. Approximately 67% of our revenue growth was derived outside of North America. International revenues increased $383 million, or 39%, in the third quarter of 2008 as compared to the third quarter of 2007. This increase outpaced the 8% increase in average international rig count over the comparable period. All product lines grew compared to the levels achieved in the third quarter of 2007.
     For the first nine months of 2008, consolidated revenues increased $1,326 million, or 24%, as compared to the first nine months of 2007. Similar to what was experienced in the third quarter of 2008, the increase in revenues during the first nine months of 2008 was driven by our international businesses. Approximately 70% of our revenue growth was from our international regions.
     Operating Income
     Consolidated operating income increased $115 million, or 27%, in the third quarter of 2008 as compared to the third quarter of 2007. Our operating segments contributed $140 million of incremental operating income during the current quarter as compared to the same quarter of the prior year while corporate and research and development expenditures were $15 million higher over the same period. The increase in corporate and research and development expenses was primarily attributable to higher employee compensation costs. In addition, current quarter results include $14 million in costs incurred in connection with our on-going investigations by the U.S. government. The three months ended September 30, 2007 included $4 million incurred in connection with the investigations by the U.S. government.
     Consolidated operating income for the first nine months of 2008 increased $284 million, or 24%, as compared to the first nine months of 2007. Our operating segments contributed $326 million of incremental operating income during the first nine months of 2008 as compared to the same period of the prior year while corporate and research and development expenditures were $39 million higher as compared to the same period of the prior year. In addition, results for the first nine months of 2008 include exit and restructuring charges of $24 million compared to charges of $21 million during the first nine months of 2007.
     Exit and restructuring charges during the first nine months of 2008 include $57 million for costs incurred in connection with our withdrawal from sanctioned countries, $15 million for severance costs incurred associated with reorganization activities and $33 million incurred in connection with our on-going investigations. These charges were offset by an $81 million gain recognized in the second quarter of 2008 as a result of selling our 50% interest in a subsidiary we control to Qatar Petroleum for cash consideration of $113 million. Exit and restructuring charges during the first nine months of 2007 include $17 million in severance charges associated with reorganization activities and $4 million incurred in connection with the investigations by the U.S. government.

     Interest Expense, Net
     Interest expense, net increased $10 million, or 21%, and $56 million, or 47% during the three and nine months ended September 30, 2008 as compared to the same periods of the prior year, respectively. The increase in interest expense was due to an increase in our total debt. The incremental borrowings period-over-period were used to fund capital expenditures and acquisitions.
     Income Taxes
     Our effective tax rates were 17.8% and 19.0% for the third quarter of 2008 and 2007, respectively, and 17.0% and 25.8% for the first nine months of 2008 and 2007, respectively. The decrease in our effective tax rates was due primarily to withholding taxes of $50 million that were required to be paid on a distribution made to one of our foreign subsidiaries during the second quarter of 2007. In addition, we recognized a gain of $81 million, with no related tax effect, from the sale of a 50% interest in a subsidiary during the second quarter of 2008. The remainder of the decrease is due to the net benefits realized from the refinement of our international tax structure and changes in our geographic earnings mix.
Segment Results
     North America
     North America revenues increased $186 million, or 19%, in the third quarter of 2008 as compared to the third quarter of 2007 and outpaced a 13% increase in average North American rig count over the comparable period. Revenues from our artificial lift, wireline and drilling services product lines were the strongest contributors to the quarter-over-quarter increase.
     North America revenues increased $398 million, or 14%, during the first nine months of 2008 as compared to the first nine months of 2007. Revenues from our artificial lift, well construction and stimulation and chemicals product lines were the strongest contributors to the year-to-date revenue growth.
     Operating income increased $49 million, or 18%, in the third quarter of 2008 as compared to the third quarter of 2007. Operating margins were 27% in both the third quarter of 2008 and 2007. During the first nine months of 2008, operating income increased $72 million, or 10%, over the comparable period of 2007 with operating margins at 25% for the first nine months of 2008 and 26% for the first nine months of 2007. The decline in operating margin during the first nine months of 2008 was primarily due to weakness in the Canadian market during the first half of 2008.
     Middle East/North Africa/Asia
     Middle East/North Africa/Asia revenues increased $182 million, or 40%, in the third quarter of 2008 as compared to the third quarter of 2007. This increase outpaced the 7% increase in rig count over the comparable period. Middle East/North Africa/Asia was the strongest contributor to our year-to-date revenue growth. Revenues increased $430 million, or 33%, during the first nine months of 2008 as compared to the first nine months of 2007. Our drilling services, integrated drilling, wireline and well construction product lines were the strongest contributors to both the quarterly and year-to-date increase in revenue over the same periods of the prior year.
     Operating income increased $43 million, or 41%, during the third quarter of 2008 compared to the same quarter of the prior year and $113 million, or 40%, during the first nine months of 2008 compared to the first nine months of 2007. Operating margins were 23% for both the third quarter of 2008 and 2007. On a year-to-date basis, operating margins were 23% for the first nine months of 2008 as compared to 22% for the first nine months of 2007.
     Europe/West Africa/CIS
     Revenues in our Europe/West Africa/CIS segment increased $100 million, or 33%, in the third quarter of 2008 as compared to the same quarter of the prior year, which outpaced the 17% rig count increase over the comparable period. On a year-to-date basis, revenues grew $302 million, or 36%, compared to the same period of 2007. Our drilling services, well construction and wireline product lines were the strongest contributors to both the quarterly and year-to-date increase in revenue over the same periods of the prior year.
     Operating income increased $24 million, or 32%, during the third quarter of 2008 compared to the same quarter of the prior year and $92 million, or 45%, during the first nine months of 2008 compared to the first nine months of

2007. Operating margins were 25% for both the third quarter of 2008 and 2007. On a year-to-date basis, margins increased from 24% during the first nine months of 2007 to 26% for the first nine months of 2008. Both the quarterly and year-to-date improvement in operating income and margins was primarily the result of higher revenues absorbing the region’s fixed cost base as well as the performance of equity investments.
     Latin America
     Revenues in our Latin America segment increased $101 million, or 47%, in the third quarter of 2008 as compared to the same quarter of the prior year, which outpaced the average Latin American rig count increase of 8% over the comparable period. Revenues increased $195 million, or 31%, during the first nine months of 2008 compared to the same period of the prior year. Revenue growth was generated in all product lines during the three and nine month periods ended September 30, 2008 as compared to the comparable periods of the prior year.
     Operating income increased $24 million, or 53%, and $49 million, or 35%, for the three and nine months ended September 30, 2008, respectively, over the comparable periods of the prior year. Operating margins increased by one percent in both the three and nine months ended September 30, 2008 as compared to the same periods of the prior year.
Discontinued Operations
     We finalized the divestiture of our discontinued operation consisting of our oil and gas development and production company during the second quarter of 2008. We recorded a gain of $11 million, net of taxes, in connection with the finalization of the divestiture. On a year-to-date basis, we had a loss from our discontinued operation, net of taxes, of $13 million, which included approximately $21 million incurred in connection with the settlement of a legal dispute regarding the business. This loss was partially offset by the gain recognized in the second quarter.
Liquidity and Capital Resources
     Sources of Liquidity
     Our sources of liquidity include current cash and cash equivalent balances, cash generated from operations and committed availabilities under bank lines of credit. We maintain a shelf registration statement covering the future issuance of various types of securities, including debt, common shares, preferred shares and warrants.
     Committed Borrowing Facilities
     We maintain a $1.5 billion revolving credit agreement with a syndicate of banks. This facility allows for a combination of borrowings, support for our commercial paper program and issuances of letters of credit.
     On March 19, 2008, we entered into an additional $250 million revolving credit facility with a syndicate of banks. This facility also allows for a combination of borrowings, support for our commercial paper program and issuances of letters of credit.
     Both committed borrowing facilities require us to maintain a debt-to-capitalization ratio of less than 60% and contain other covenants and representations customary for an investment-grade commercial credit. We were in compliance with these covenants at September 30, 2008. Both facilities mature in May 2011.
     The following is a recap of our availability under our committed borrowing facilities at September 30, 2008 (in millions):

Facilities	$1,750

Less:
Amount drawn	1,030
Commercial paper	—
Letters of credit	28

Availability	$692

     In October 2008, we entered into an additional $550 million in revolving credit facilities with a syndicate of banks. These facilities allow for a combination of borrowings and issuances of letters of credit. These facilities mature in October 2009.
     Commercial Paper
     We have a $1.5 billion commercial paper program under which we may from time to time issue short-term, unsecured notes, subject to market conditions. The commercial paper program is supported by our revolving credit facilities. At September 30, 2008, there were no borrowings outstanding under this program.
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
     Cash Requirements
     During 2008, we anticipate our cash requirements to include working capital needs, capital expenditures and business acquisitions. We anticipate funding these requirements from cash generated from operations and availability under our committed borrowing facilities.
     Capital expenditures for 2008 are projected to be approximately $2.2 billion. The expenditures are expected to be used primarily to support the growth of our business and operations. Capital expenditures during the nine months ended September 30, 2008 were $1.7 billion, net of proceeds from tools lost down hole.
     In December 2005, our board authorized us to repurchase up to $1 billion of our outstanding common shares. We may from time to time repurchase our common shares depending upon the price of our common shares, our liquidity and other considerations. There were no repurchases of our common shares during the nine months ended September 30, 2008.
     From time to time we acquire businesses or technologies that increase our range of products and services, expand our geographic scope or are otherwise strategic to our businesses. During the nine months ended September 30, 2008, we used approximately $674 million in cash, net of cash acquired, in business acquisitions. The largest acquisition during the nine months ended September 30, 2008, was for International Logging, Inc., a provider of surface logging and formation evaluation and drilling related services.
     Derivative Instruments
     Interest Rate Swaps
     Upon completion of the long-term debt offering in March 2008, we entered into interest rate swap agreements on an aggregate notional amount of $500 million against our 5.15% Senior Notes. These agreements were outstanding as of September 30, 2008. The aggregate fair value of the interest rate swaps at September 30, 2008 resulted in a liability of $14 million with the offset to Long-term Debt in our accompanying Condensed Consolidated Balance Sheet.
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

     Other Derivative Instruments
     As of September 30, 2008, we had several foreign currency forward contracts and one option contract with notional amounts aggregating $488 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian kroner. The total estimated fair value of these contracts at September 30, 2008 resulted in a liability of approximately $1 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts were recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International on August 31, 2005, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At September 30, 2008, we had notional amounts outstanding of $364 million. The total estimated fair value of these contracts at September 30, 2008 resulted in a liability of $50 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts were recorded each period in current earnings.
     Off Balance Sheet Arrangements
     Guarantees
     The following obligations of Weatherford International, Inc. were guaranteed by Weatherford International Ltd. as of September 30, 2008: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
     The following obligations of Weatherford International Ltd. were guaranteed by Weatherford International, Inc. as of September 30, 2008: (i) both revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes and (viii) issuances of notes under the commercial paper program.
     Letters of Credit
     We execute letters of credit in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of September 30, 2008, we had $236 million of letters of credit and bid and performance bonds outstanding, consisting of $208 million outstanding under various uncommitted credit facilities and $28 million letters of credit outstanding under our committed facilities. If the beneficiaries called these letters of credit our available liquidity would be reduced by the amount called.
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
     From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:
•	A downturn in market conditions could affect projected results. Any material changes in oil and natural gas supply and demand, oil and natural gas prices, rig count or other market trends would affect our results and would likely affect the forward-looking information we provide. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Worldwide drilling activity has increased in each year from 2002 to 2008 (through September); however, if an extended regional and/or worldwide recession were to occur, it would result in lower demand and lower prices for oil and natural gas, which would adversely affect drilling and production activity and therefore would affect our revenues and income. We have assumed worldwide demand growth will slow through the remainder of 2008 and that 2009 demand will be up modestly compared to 2008. In 2009, worldwide demand may be weaker than we have assumed.

•	Availability of a skilled workforce could affect our projected results. Due to the high activity in the exploration and production and oilfield service industries there is an increasing shortage of available skilled labor, particularly in our high-growth regions. Our forward-looking statements assume we will be able to recruit and maintain a sufficient skilled workforce for activity levels.

•	Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to obtain necessary raw materials or if we are unable to minimize the impact of increased raw materials costs through our supply chain initiatives or by passing through these increases to our customers, our margins and results of operations could be adversely affected.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to improve our products and services through innovation, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology through leverage of our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to controlled pressure drilling and testing systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services, as well as legal protection of our intellectual property rights.

•	Nonrealization of expected benefits from our 2002 corporate reincorporation could affect our projected results. We are incorporated in Bermuda and we operate through our various subsidiaries in numerous countries throughout the world including the United States. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda or jurisdictions in which we or any of our subsidiaries operates or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

•	Nonrealization of expected benefits from our acquisitions could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of business acquisitions we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize the benefits of that. An inability to realize expected strategic advantages as a result of the acquisition would negatively affect the anticipated benefits of the acquisition.

•	The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of September 30, 2008, we had approximately $3.8 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Our forward-looking statements do not assume any future goodwill impairment. Any reduction in the value of our goodwill may result in an impairment charge and therefore adversely affect our results.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currency exchange rates.

•	Adverse weather conditions in certain regions could adversely affect our operations. In the summers of 2005 and 2008, the Gulf of Mexico suffered several significant hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. In parts of 2006, and particularly in the second quarter of 2007 and 2008, climatic conditions in Canada were not as favorable to drilling as we anticipated, which limited our potential results in that region. Similarly, unfavorable weather in Russia and in the North Sea could reduce our operations and revenues from that area during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will be conducive to our operations.

•	U.S. Government and internal investigations could affect our results of operations. We are currently involved in government and internal investigations involving various of our operations. These investigations are ongoing, and we cannot anticipate the timing, outcome or possible impact of these investigations, financial or otherwise. The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trading sanctions laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases multi-million dollar fines and other penalties and sanctions. Under trading sanctions laws, the Department of Justice (“DOJ”) may also seek to impose modifications to business practices, including immediate cessation of all business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations. Additionally, during the nine months ended September 30, 2008, we incurred $57 million for costs in connection with our exit from sanctioned countries and $33 million in connection with complying with these on-going investigations. We will have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by the local governments, but we cannot quantify those charges or be certain of the timing of them.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies. Any further military action undertaken by the U.S. or other countries could adversely affect our results of operations.

•	Current turmoil in the credit markets may reduce our access to capital or reduce the availability of financial risk-mitigation tools. In recent months, the worldwide credit markets have experienced almost unprecedented turmoil and uncertainty. Our forward-looking statements assume that the financial institutions that have committed to extend us credit will honor their commitments under our credit facilities. If one or more of those institutions becomes unwilling or unable to honor its commitments, our access to liquidity could be impaired and our cost of capital to fund growth could further increase. We use interest-rate and foreign-exchange swap transactions with financial institutions to mitigate certain interest-rate and foreign-exchange risks associated with our capital structure and our business. Our forward-looking statements assume that those tools will continue to be available to us. However, the failure of any swap counter party to honor a swap agreement could reduce the availability of these financial risk-mitigation tools or could result in the loss of expected financial benefits.
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
     Assets and liabilities of which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Accumulated Other Comprehensive Income in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $155 million adjustment to decrease our equity account for the nine month period ended September 30, 2008, to reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies.
     As of September 30, 2008, we had several foreign currency forward contracts and one option contract with notional amounts aggregating $488 million to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro, and the Norwegian kroner. The total estimated fair value of these contracts at September 30, 2008 resulted in a liability of approximately $1 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At September 30, 2008, we had notional amounts outstanding of $364 million. The estimated fair value of these contracts at September 30, 2008 resulted in a liability of $50 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

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
     Our long-term borrowings that were outstanding at September 30, 2008 subject to interest rate risk consisted of the following:

	September 30, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In millions)
6.625% Senior Notes due 2011	$355	$356	$356	$369
5.95% Senior Notes due 2012	599	592	599	618
5.15% Senior Notes due 2013	485	479	—	—
4.95% Senior Notes due 2013	254	231	255	245
5.50% Senior Notes due 2016	349	316	349	338
6.00% Senior Notes due 2018	497	467	—	—
6.35% Senior Notes due 2017	600	550	600	624
6.50% Senior Notes due 2036	596	494	596	598
6.80% Senior Notes due 2037	298	277	298	313
7.00% Senior Notes due 2038	498	406	—	—
     We have various other long-term debt instruments of $25 million, but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $1 billion at September 30, 2008 approximate fair value.
     As it relates to our variable rate debt, if market interest rates average 1% more for the remainder of 2008 than the rates as of September 30, 2008, interest expense for the remainder of 2008 would increase by approximately $3 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in our capital structure.
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
     Upon completion of the long-term debt offering in March 2008, we entered into interest rate swap agreements on an aggregate notional amount of $500 million against our 5.15% Senior Notes. These agreements were outstanding as of September 30, 2008. The aggregate fair value of the interest rate swaps at September 30, 2008 resulted in a liability of $14 million with the offset to Long-term Debt in our accompanying Consolidated Balance Sheet.

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
ITEM 4. CONTROLS AND PROCEDURES
     At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act). Based upon that evaluation, the Company’s CEO and CFO have concluded the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information relating to the Company (including its consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. The Company’s management, including the CEO and CFO, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 15 to our condensed consolidated financial statements included elsewhere in this report.
ITEM 1A. RISK FACTORS
There have been no material changes during the nine months ended September 30, 2008 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 21, 2008 (“Annual Report”), except for the supplementary information we reported in Item 8.01 of our Current Report on Form 8-K dated March 18, 2008, the text of which follows:
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
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
     On September 25, 2008, in connection with an acquisition, we sold 279,124 of our common shares to the shareholders of the acquired company as consideration for the shares of the acquired company. The sale of our common shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that act and pursuant to Regulation D and Regulation S promulgated under that act as a non-public sale to accredited investors and/or to non-U.S. persons outside the United States.

In December 2005, our Board of Directors approved a share repurchase program under which up to $1 billion of our outstanding common shares could be purchased. Future purchases of our shares can be made in the open market or privately negotiated transactions, at the discretion of management and as market conditions and our liquidity position warrant. During the quarter ended September 30, 2008, we did not purchase any of our common shares.
     Under our restricted share plan, employees may elect to have us withhold common shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During the quarter ended September 30, 2008, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price
July 1 - July 31, 2008	3,112	$39.76
August 1 - August 31, 2008	—	—
September 1 - September 30, 2008	10,482	33.44

ITEM 6. EXHIBITS
     (a) Exhibits:

Exhibit
Number	Description

4.1	Credit Agreement, dated October 20, 2008 among Weatherford International Ltd. as borrower, Weatherford International Inc. as guarantor, and UBS AG as administrative agent, and other lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) dated October 24, 2008).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith

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

Date: November 3, 2008