Form 10-K
period 2008-12-31
WEATHERFORD INTERNATIONAL LTD
filed 2009-02-24
CIK 1170565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-31339

WEATHERFORD INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0371344
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

515 Post Oak Boulevard Houston, Texas (Address of principal executive offices)	77027-3415 (Zip Code)

Registrant’s telephone number, including area code:
(713) 693-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $1.00 Par Value	New York Stock Exchange

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2008 was approximately $28 billion based upon the closing price on the New York Stock Exchange as of such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date:

Outstanding at
Title of Class	February 20, 2009

Common Shares, $1.00 Par Value	697,825,884

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from the registrant’s definitive proxy statement for the annual meeting to be held on May 7, 2009.

PART I

Item 1.	Business

Weatherford International Ltd. (NYSE:WFT) is one of the world’s leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. We were originally incorporated in Delaware in 1972, and as a result of our corporate reorganization in 2002, are now incorporated in Bermuda. Many of our businesses, including those of Weatherford Enterra, have been operating for more than 50 years. We anticipate that, during the first quarter of 2009, we will complete a transaction in which Weatherford International Ltd., the Bermuda exempted company (“Weatherford-Bermuda”), will become a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock company (“Weatherford-Switzerland”), and holders of our common shares will receive one registered share of Weatherford-Switzerland for each common share of Weatherford-Bermuda that they hold.

When referring to Weatherford and using phrases such as “we” and “us,” our intent is to refer to Weatherford International Ltd. and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.

We operate in approximately 100 countries, which are located in nearly all of the oil and natural gas producing regions in the world. Our operational performance is segmented and reviewed on a geographic basis, and we report the following regions as reporting segments: (1) North America, (2) Latin America, (3) Europe/West Africa/the Commonwealth of Independent States (“CIS”) and (4) Middle East/North Africa/Asia.

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

Our divestitures include the April 2000 spin-off of our Drilling Products Division to our shareholders through a distribution of the stock of our Grant Prideco, Inc. subsidiary. In February 2001, we completed the merger of essentially all of our Compression Services division into a subsidiary of Universal Compression Holdings, Inc. in exchange for 13.75 million shares of Universal common stock. During 2004 and 2005, we sold our interest in Universal Compression Holdings, Inc. In 2005, we sold our non-core Gas Services International compression fabrication business. In 2008, we finalized the divestiture of our oil and gas development and production business.

Our principal executive offices are located at 515 Post Oak Boulevard, Houston, Texas 77027 and our telephone number at that location is (713) 693-4000. We anticipate relocating our principal executive offices to Switzerland in the first quarter of 2009. However, certain corporate functions, including our U.S. Investor Relations department, will remain at the foregoing address and telephone number. Our Internet address is www.weatherford.com. General information about us, including our Corporate Governance Policies and charters for the committees of our board of directors, can be found on our Web site. On our Web site we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish them to the SEC. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our reports, proxy and information statements, and our other SEC filings. The address of that site is www.sec.gov.

The following is a summary of our business strategies and the markets we serve. We have also included a description of our products and services offered and our competitors. Segment financial information appears in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18.”

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

Product Offerings

Our product offerings can be grouped into ten service lines: 1) artificial lift systems; 2) drilling services; 3) well construction; 4) drilling tools; 5) completion systems; 6) wireline and evaluation services; 7) re-entry and fishing; 8) stimulation and chemicals; 9) integrated drilling; and 10) pipeline and specialty services. The following discussion provides an overview of our various product offerings. With the exception of integrated drilling, our product line offerings are provided in all of our regional segments. Our integrated drilling product line is primarily offered outside of North America.

Artificial Lift Systems

Artificial lift systems are installed in oil wells and, to a lesser extent, natural gas wells that do not have sufficient reservoir pressure to raise the produced hydrocarbon to the surface. These systems supplement the natural reservoir pressures to produce oil or natural gas from the well. There are six principal types of artificial lift technologies used in the industry. With the exception of our electrical submersible pumps business, which we sold to an equity investment partner in January 2008, we are able to provide all forms of lift, including progressing cavity pumps, reciprocating rod lift systems, gas lift systems, hydraulic lift systems, plunger lift systems and hybrid lift systems. We also offer wellhead systems and production optimization.

Progressing Cavity Pumps — A progressing cavity pump (PCP) is a downhole pump driven by an above-ground electric motor system connected to it by a coupled rod or continuous rod string. These pumps are designed to work in wells of depths up to 12,000 feet with production between 10 and 4,500 barrels of oil per day. PCPs are particularly useful in heavy-oil-producing basins around the world.

Reciprocating Rod Lift Systems — A reciprocating rod lift system is an artificial lift pumping system that uses an above-ground mechanical unit connected to a sucker rod and a downhole pump. It uses an up-and-down suction process to lift the oil from the reservoir. Reciprocating rod lift is used primarily for the production of oil from wells of depths up to 14,000 feet and production rates from 20 to 6,000 barrels per day.

Gas Lift Systems — Gas lift is a form of artificial lift that uses natural gas to lift oil in a producing reservoir to the surface. The process of gas lift involves the injection of natural gas into the well through an above-ground injection system and a series of downhole mandrels and gas lift valves in the production tubing string. The injected gas acts as the lifting agent for the oil. Gas lift systems are used primarily for offshore wells (including deepwater and ultra-deepwater) and for wells that have a high component of gas in the produced fluid or have a gas supply near the well. Gas lift systems are designed to operate at depths up to 18,000 feet with volumes up to 50,000 barrels of oil per day.

Hydraulic Lift Systems — A hydraulic lift oil pumping system uses an above-ground surface power unit to operate a downhole hydraulic pump (jet or piston) to lift oil from the reservoir. These systems are designed for wells of depths up to 17,000 feet and volumes up to 20,000 barrels per day. Hydraulic pumps are well suited for wells with high volumes and low solids.

Plunger Lift Systems — Plunger lift is the only artificial lift method that requires no assistance from outside energy sources. The typical system consists of a plunger (or piston), top and bottom bumper springs, a lubricator and a surface controller. As the plunger travels to the surface, it creates a solid interface between the lifted gas below and produced fluid above to maximize lift energy. Plunger lift is a low-cost, easily maintained method of lift. It is particularly useful for dewatering gas wells and increasing production from wells with emulsion problems. Plunger lift also keeps wells free of paraffin and other tubing deposits and can be used to produce a well to depletion at depths of 19,000 feet and volumes up to 200 barrels per day.

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

Production Optimization — Production optimization is the process of monitoring oil and natural gas fields, and interpreting the resulting data to inform production and reservoir management decisions. The ultimate goal is to assist operators in making better decisions that maximize profits through improved optimized well production and maximized reservoir recovery. The major benefits of production optimization are increased production with decreased operating costs resulting in increased bottom-line profits for producers.

Weatherford offers products for optimizing at the well, reservoir and field level. Both hardware and software are combined into solutions that fit the customer’s specific needs for optimizing production.

Well Optimization — For wellsite intelligence, we offer specific controllers for each type of artificial lift. These controllers contain computers with specific logic to control the well in response to changes in the reservoir, artificial-lift equipment or well completion. The desktop software provides advanced analytical tools that allow the operator to make changes by controlling the well directly or by changing the parameters that the controller is using to operate the well. In 2007, we enhanced our plunger lift controller and added a new variable speed drive for progressing cavity pumps (PCP), rod pumping, and electric submersible pumps (ESP).

Flow Measurement — Our Production Optimization group develops metering and software solutions to supply real-time production information to the operator, allowing accurate production measurements as a part of individual well and field optimization.

Field Optimization — We provide tools for optimizing workflow. These software tools assist the operator in tracking the operations needed for optimal field management. Tasks such as chemical injection, well workovers and injection allocation of injection gas can easily generate unnecessary expenses by inefficient prioritization of tasks, poor recordkeeping and lack of analysis of the effectiveness of the total field operations. The combination of our experienced consultants and advanced software tools help the operator optimize operations for entire fields.

Drilling Services

These capabilities include directional drilling, Controlled Pressure Drilling® (CPD®) & Well Testing, drilling-with-casing (DwCtm) and drilling-with-liner (DwLtm) systems and surface logging systems.

Directional drilling involves the personnel, equipment and engineering required to control the direction of a wellbore. Directional drilling allows drilling of multiple wells from a single offshore platform or a land-based pad site. It also allows drilling of horizontal wells and penetration of multiple reservoir pay zones from a single wellbore. We supply a range of specialized, patented equipment for directional drilling, including:

•	Measurement while drilling (MWD) and logging while drilling (LWD) — MWD and LWD measure, respectively, wellbore trajectory and formation properties, in real time, while the well is being drilled.

•	Rotary steerable systems (RSS) — These systems allow control of wellbore trajectory while drilling at the surface with continuous rotation of the drillstring. They are crucial for enabling long, step-out, directional wells and for reducing completion-running complications resulting from abrupt hole-angle changes caused by conventional drilling methods.

•	Directional drilling services — These services include surveying, design and operational support for directional and horizontal drilling; products include drilling motors and other associated equipment.

Our directional drilling capabilities are supported by our engineering facility in Houston, which houses qualified engineers, scientists and technicians, all focused on developing technologies for the MWD/LWD and directional drilling markets, both land based and offshore.

Controlled Pressure Drilling® (CPD®) — Weatherford’s CPD offerings are provided through three techniques: 1) Managed Pressure Drilling, 2) Underbalanced Drilling and 3) Air Drilling.

•	Managed Pressure Drilling (MPD) — This technique provides an advanced form of primary well control, using a closed, pressurized fluid system that more precisely controls the wellbore pressure profile than mud weight adjustments alone. The main objective of MPD is to optimize drilling processes by decreasing non-productive time and mitigating drilling hazards.

•	Underbalanced Drilling (UBD) — This technique is used in development, exploration and mature field applications to minimize formation damage and maximize productivity. UBD is drilling with bottomhole pressure that is maintained below reservoir pressure to intentionally invite fluid influx. This technique permits the reservoir to flow while drilling takes place, thereby improving well productivity by protecting the formation from damage by the drilling fluids.

•	Air Drilling — This technique applies reduced density fluid systems to drill sub-hydrostatically. Air drilling is used primarily in hard rock applications to reduce drilling costs by increasing the rate of penetration.

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

Drilling-with-casing and drilling-with-liner systems — These systems allow operators to simultaneously drill and case oil and natural gas wells. Our DwC and DwL techniques eliminate downhole complexity, reducing expensive rig modifications and the number of trips downhole. Consequently, drilling hazards are mitigated, well construction is simplified, and productivity can be improved when drilling through the reservoir.

Surface Logging Systems — Often referred to as mud logging, this is a well-site service that uses fluid and gas samples along with drilling cuttings to evaluate the geology and geo chemistry of the formation as it is being drilled. The derived data and interpretation is used to help geologists and drillers ensure that the well is placed in the most productive formation to maximize ultimate well productivity.

Well Construction

This grouping includes the primary services and products required to construct a well and spans tubular running services, cementation tools, liner systems, solid tubular expandable technologies and aluminum alloy tubular products.

Tubular Running Services — These services consist of a wide variety of tubular connection and installation services for the drilling, completion and workover of an oil or natural gas well. We provide tubular handling, preparation, inspection and wellsite installation services from a single source. We offer a suite of products and services for improving rig floor operations by reducing personnel exposure, increasing operational efficiency and improving safety. We also specialize in critical-service installations where operating conditions, such as downhole environments and/or metallurgical characteristics, call for specific handling technology.

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

Solid Tubular Expandable Technologies — Proprietary expandable tools are being developed for downhole solid tubular applications in well remediation, well completion and well construction. Our solid tubular expandable products include the MetalSkin® line and the HydraSkintm System, MetalSkin systems are used for well cladding to shut off zones, retro-fit corroded sections of casing and strengthen existing casing. MetalSkin open-hole clad systems are used for controlling drilling hazards such as unwanted fluid loss or influx and as slim-bore drilling liners. Slim-bore and, ultimately, monobore liner systems are designed to allow significant cost reductions by reducing consumables for drilling and completion of wells, allowing use of smaller rigs and reducing cuttings removal needs. The benefits are derived because of the potential of expandable technologies to significantly reduce or eliminate the reverse-telescoping architecture inherent in traditional well construction. The HydraSkin system is a hydraulic bottom-up expansion system that can be used for increased diameter efficiency in either planned or contingency operations.

Aluminum Alloy Tubular Products — We design and manufacture aluminum alloy (AA) tubular goods for drilling, production and completion. Unique physical and mechanical properties of aluminum alloys provide a number of benefits, especially superior corrosion resistance in various aggressive environments and enhanced strength-to-weight ratio, resulting in better drilling performance. Products range from Aluminum Alloy Drill Pipe, which is used in most drilling applications, but especially recommended for ultra deep and extended reach wells and rigs with limited load capacity, to drillpipe risers designed for drilling, production and completion operations. These large diameter products possess high strength and significant corrosion resistance properties essential in aggressive environments, such as deepwater wells.

Drilling Tools

We design and manufacture patented tools, including our drilling jars, rotating control devices and other pressure-control equipment used in drilling oil and natural gas wells. We also offer a broad selection of in-house or third-party manufactured equipment for the drilling, completion and workover of oil and natural gas wells. We offer these proprietary and nonproprietary drilling tools to our clients — primarily operators and drilling contractors — on a rental basis, allowing the clients to use unique equipment to improve drilling efficiency without the cost of holding that equipment in inventory.

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

Completion Systems

We offer our clients a comprehensive line of completion tools and sand screens. These products and services include the following:

Completion Tools — These tools are incorporated into the tubing string used to transport hydrocarbons from the reservoir to the surface. We offer a wide range of devices for enhancing the safety and functionality of the production string, including permanent and retrievable packer systems, subsurface safety systems, flow controls and tool string, specialized downhole isolation valves and associated servicing equipment. Over the past decade, we have evolved our portfolio from one of basic cased-hole commodity products to one that focuses more heavily on premium offerings for deepwater and high-pressure/high-temperature environments.

Sand Screens — Sand production often results in premature failure of artificial-lift and other downhole and surface equipment and can obstruct the flow of oil and natural gas. To remedy this issue, we provide two different sand screen approaches: conventional and expandable.

•	Conventional sand screens — These products are used in the fluid-solid separation processes and have a variety of product applications. Our primary application of well screens is for the control of sand in unconsolidated formations. We offer premium, pre-pack and wire-wrap sand screens. We also offer a FloRegtm line of inflow control devices that balance horizontal wellbore production, ultimately maximizing reservoir drainage. We also operate the water well and industrial screen business of Johnson Screens. Served markets include water well, petrochemical, wastewater treatment and surface water intake, mining and general industrial applications.

•	Expandable Sand Screens (ESS) — Our ESS® systems are proprietary step-change sand-control devices that reduce cost and improve production. An ESS system consists of three layers, including slotted base pipe, filtration screens and an outer protective shroud. The system can be expanded using a fixed cone and/or compliantly using our proprietary axial and rotary expansion system. This system aids productivity because it stabilizes the wellbore, prevents sand migration and has a larger inner diameter. ESS technology can replace complex gravel-packing techniques in many sand-control situations.

Reservoir Optimization — Our intelligent completion technology (ICT) uses downhole optical and electronic sensing to allow operators to remotely monitor the downhole pressure, temperature, flow rate, phase fraction and seismic activity of each well and the surrounding reservoir. This advanced monitoring capability allows the operator to monitor the reaction of the reservoir to the production of the well. Combining this monitoring with multiple-zone downhole flow control allows field pressure management and shutoff of unwanted flows of water or gas.

Wireline and Evaluation Services

Wireline and evaluation services, in concert with surface logging systems and LWD, form a data acquisition and interpretation capability that enables clients with an integrated approach to formation evaluation and reservoir characterization. Open-hole wireline services and logging while drilling compliment laboratory-derived analysis of core and reservoir fluid samples. When combined with geosciences consulting, this integrated capability provides the data and interpretation to reduce reservoir uncertainty and ultimately optimize production and maximize recovery.

Wireline services — Wireline services measure the physical properties of underground formations to help determine the location and potential deliverability of oil and gas from a reservoir. Wireline services are provided from surface logging units, which lower tools and sensors into the wellbore mainly on a single or multiple conductor wireline.

The provision of wireline and associated interpretation services is divided into four categories: open hole wireline, geoscience services, cased hole wireline and slickline services:

•	Open Hole Wireline — This service helps locate oil and gas by measuring certain characteristics of geological formations and providing permanent records called “logs.” Open hole logging can be performed at different intervals during the well drilling process or immediately after a well is drilled. The logging data provides a valuable benchmark to which future well management decisions may be referenced. The open hole sensors are used to determine well lithology and the presence of hydrocarbons. Formation characteristics such as resistivity, density and porosity are measured using electrical, nuclear, acoustic, magnetic and mechanical technologies.

The formation characteristics are then used to characterize the reservoir and describe it in terms of porosity, permeability, oil, gas or water content and an estimation of productivity. Wireline services can relay this information from the wellsite on a real-time basis via a secure satellite transmission network and secure Internet connection to the client’s office for faster evaluation and decision making.

•	Geoscience Services — This capability, consisting of geologists, geophysicists, and drilling, completion, production and reservoir engineers, serves as the interpretive bridge across diverse data sources to support client efforts to maximize their oil and gas assets using for the life of the well — from well planning through drilling, evaluation, completion, production, intervention and, finally, abandonment.

Major computing centers in Calgary and Houston, along with branches in Europe, the Middle East, Latin America and Asia Pacific, use the latest technology to deliver data to our clients — from real-time (LWD) “geosteering” for critical well placement decisions to ongoing reservoir monitoring with permanent “intelligent completion” sensors. We provide advanced reservoir solutions by incorporating open hole, cased hole and production data.

•	Cased Hole Wireline — This service is performed at various times throughout the life of the well and includes perforating, completion logging, production logging and casing integrity services. Perforating creates the flow path between the reservoir and the wellbore. Production logging can be performed throughout the life of the well to measure temperature, fluid type, flow rate, pressure and other reservoir characteristics. In addition, cased hole services may involve wellbore diagnostics and remediation, which could include the positioning and installation of various plugs and packers to maintain production or repair well problems, and casing inspection for internal or external abnormalities in the casing string.

•	Slickline Services — This service uses a solid steel or braided nonconductor line, in place of a single or multiple conductor braided line used in electric logging, to run downhole memory tools, manipulate downhole production devices and provide fishing services primarily in producing wells.

Integrated Evaluation Services  — These services help clients plan the development of new and existing oil and gas production fields. Specifically, a global network of laboratories provide support in terms of fluid and reservoir characterization, specialized core and fluid testing, enhanced oil recovery, rock strength and characterization, sour richness and maturity, sorption properties assessment and reservoir flow studies.

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

Fishing Services — Fishing services are provided through teams of experienced fishing tool supervisors and a comprehensive line of fishing and milling tools. Our teams provide conventional fishing services, such as removing wellbore obstructions, including stuck or dropped equipment, tools, drillstring components and other debris, that have been lost downhole unintentionally during the drilling, completion or workover of new and old wells. Specialty fishing tools required in these activities include fishing jars, milling tools, casing cutters, overshots and spears. Our Fishing Services business unit also provides well patches and extensive plug-and-abandonment products.

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

Stimulation and Chemicals

We offer our clients advanced chemical technology and services for safer and more effective production enhancement. These products and services include the following:

Fracturing Technologies — Hydraulic reservoir fracturing is a stimulation method routinely performed on oil and natural gas wells in low-permeability reservoirs to increase productivity and oil and gas recovery.

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

Capillary Injection Technology and Services — Capillary technology maximizes well production while protecting tubular goods. With systems installed in live wells in just three to four hours, reservoir production is not interrupted. Our systems operate at depths of 22,000 feet.

Integrated Drilling

The majority of our land drilling rigs are located outside of North America. We also have the ability to offer project management services to our clients, in which we provide a number of products and services needed to drill and complete a well, including the rig.

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

Customers

Our principal customers consist of major and independent oil and natural gas producing companies. During 2008, 2007 and 2006, there was no individual customer who accounted for more than 10% of consolidated revenues.

Research and Development and Patents

We maintain world-class technology and training centers throughout the world. Our 34 research, development and engineering facilities are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and enhanced reservoir productivity. Our expenditures for research and development totaled $193 million in 2008, $169 million in 2007 and $149 million in 2006.

As many areas of our business rely on patents and proprietary technology, we have followed a policy of seeking patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance. In the U.S., we currently have 1,182 patents issued and over 413 pending. We have 2,104 patents issued in international jurisdictions and over 1,310 pending. We amortize patents over the years expected to be benefited, ranging from 3 to 20 years.

Although in the aggregate our patents are important to the manufacturing and marketing of many of our products, we do not believe that the loss of any one of our patents would have a material adverse effect on our business.

Seasonality

Weather and natural phenomena can temporarily affect level of demand for our products and services. Spring months in Canada and winter months in the North Sea tend to negatively affect operations. In the summers of 2005 and 2008, the Gulf of Mexico suffered an unusually high number of hurricanes that adversely impacted our operations. The widespread geographical locations of our operations serve to mitigate the impact of the seasonal nature of our business.

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

Our 2008 expenditures to comply with environmental laws and regulations were not material, and we currently expect the cost of compliance with environmental laws and regulations for 2009 also will not be material.

Employees

At December 31, 2008, we employed approximately 50,000 employees. Certain of our operations are subject to union contracts. These contracts cover approximately two percent of our employees. We believe that our relationship with our employees is generally satisfactory.

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

From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:

•	Global political, economic and market conditions could affect projected results. Our operating results and the forward-looking information we provide are based on our current assumptions about oil and natural gas supply and demand, oil and natural gas prices, rig count and other market trends. Our assumptions on these matters are in turn based on currently available information, which is subject to change. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Worldwide drilling activity, as measured by average worldwide rig counts, increased in each year from 2002 to 2008. However, activity began declining in the fourth quarter of 2008, particularly in North America. The current global economic climate has resulted in lower demand and lower prices for oil and natural gas, which has reduced drilling and production activity and may therefore affect our future revenues and income. We cannot accurately predict how much lower commodity prices and drilling activity may go, or when they may recover. Worldwide drilling activity and global demand for oil and natural gas may also be affected by changes in governmental policies, laws and regulations related to environmental or energy security matters, including those addressing alternative energy sources and the risks of global climate change. We have assumed global demand will be down slightly in 2009 compared to 2008. In 2009, worldwide demand may be significantly weaker than we have assumed.

•	Our ability to manage our workforce could affect our projected results. In a climate of decreasing demand, we are faced with managing our workforce levels to control costs without impairing our ability to provide service to our customers. Our forward-looking statements assume we will be able to do so.

•	Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to obtain necessary raw materials or if we are unable to minimize the impact of increased raw material costs or to realize the benefit of cost decreases in a timely fashion through our supply chain initiatives or pricing, our margins and results of operations could be adversely affected.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to improve our products and services through innovation, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology by leveraging our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to controlled pressure drilling and testing systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services, as well as legal protection of our intellectual property rights.

•	Nonrealization of expected benefits from our 2002 corporate reincorporation could affect our projected results. We currently are incorporated in Bermuda and we operate through our various subsidiaries in numerous countries throughout the world including the United States. We anticipate that, during the first quarter of 2009, we will complete a transaction in which our parent Bermuda company will become a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock company, and holders of our common shares will receive one registered share of the Swiss company in exchange for each of our common shares that they hold. Consequently, we are or may become subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda, Switzerland or jurisdictions in which we or any of our subsidiaries operates or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

•	Nonrealization of expected benefits from our acquisitions could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of business acquisitions we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize the benefits of that. An inability to realize expected strategic advantages as a result of any acquisition would negatively affect the anticipated benefits of the acquisition.

•	The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of December 31, 2008, we had approximately $3.5 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, including market factors, some of which are beyond our control. Our forward-looking statements do not assume any future goodwill impairment. Any reduction in the fair value of our businesses may result in an impairment charge and therefore adversely affect our results.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currency exchange rates.

•	Adverse weather conditions in certain regions could adversely affect our operations. In the summers of 2005 and 2008, the Gulf of Mexico suffered several significant hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. In parts of 2006, and particularly in the second quarters of 2007 and 2008, climatic conditions in Canada were not as favorable to drilling as we anticipated, which limited our potential results in that region. Similarly, unfavorable weather in Russia and in the North Sea could reduce our operations and revenues from that area during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will be conducive to our operations.

•	U.S. Government and internal investigations could affect our results of operations. We are currently involved in government and internal investigations involving various of our operations. These investigations are ongoing, and we cannot anticipate the timing, outcome or possible impact of these investigations, financial or otherwise. The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trading sanctions laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. Under trading sanctions laws, the Department of Justice (“DOJ”) may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations. Additionally, during 2008, we incurred $56 million for costs in connection with our exit from sanctioned countries and $47 million for legal and professional fees incurred in connection with complying with and conducting these on-going investigations. We will have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by the local governments, but we cannot quantify those charges or be certain of the timing of them.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies. Any further military action undertaken by the U.S. or other countries or political disturbances in the countries in which we conduct business could adversely affect our results of operations.

•	Current turmoil in the credit markets may reduce our access to capital or reduce the availability of financial risk-mitigation tools. In recent quarters, the worldwide credit markets have experienced almost unprecedented turmoil and uncertainty. Our forward-looking statements assume that the financial institutions that have committed to extend us credit will honor their commitments under our credit facilities. If one or more of those institutions becomes unwilling or unable to honor its commitments, our access to liquidity could be impaired and our cost of capital to fund growth could further increase. We use interest-rate and foreign-exchange swap transactions with financial institutions to mitigate certain interest-rate and foreign-exchange risks associated with our capital structure and our business. Our forward-looking statements assume that those tools will continue to be available to us. However, the failure of any swap counter party to honor a swap agreement could reduce the availability of these financial risk-mitigation tools or could result in the loss of expected financial benefits. In response to credit market conditions and the global economic and business environment, we have undertaken measures to reduce our use of capital going forward. Our forward-looking statements assume that we will operate with lower capital expenditures in 2009 than in 2008. However, as the business climate changes and if attractive opportunities for organic or acquisitive growth become available, we may spend capital selectively above the amounts we have budgeted.

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

An investment in our common shares involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described below, the matters discussed on the foregoing pages under “Business-Forward-Looking Statements”, as well as other information included and incorporated by reference in this report.

We have significant operations that would be adversely impacted in the event of war, political disruption, civil disturbance, economic and legal sanctions or changes in global trade policies.

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

We are involved in several governmental and internal investigations, which are costly to conduct, have resulted in a loss of revenue and may result in substantial financial penalties.

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

With the assistance of outside counsel and in connection with U.S. government investigations and subpoenas, we are conducting investigations regarding the embezzlement of approximately $175,000 at a European subsidiary and the possible improper use of these funds, including possible payments to government officials in Europe, during the period from 2000 to 2004, and the Company’s compliance with the Foreign Corrupt Practices Act and other laws worldwide. As part of these investigations, we have also uncovered potential violations of U.S. law in connection with a joint venture in Angola. These investigations are ongoing, and we cannot anticipate the timing, outcome or possible impact, if any, of the investigations, financial or otherwise. We have informed the SEC and the DOJ of these investigations, and the results of the investigations are being provided to the SEC and DOJ.

The DOJ, the SEC and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trading sanctions laws, the Foreign

Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. Under trading sanctions laws, the DOJ may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. In addition, our activities in sanctioned countries, such as Sudan and Iran, could result in certain investors, such as government sponsored pension funds, divesting or not investing in our common shares. Based on available information, we cannot predict what, if any, actions the DOJ, SEC or other authorities may take in our situation or the effect any such actions may have on our consolidated financial position or results of operations. To the extent we violated U.S. export regulations, fines and other penalties may be imposed. Because these matters are now pending before the indicated agencies, there can be no assurance that actual fines or penalties, if any, will not have a material adverse affect on our business, financial condition, liquidity or results of operations.

During 2008, we incurred $56 million for costs incurred in connection with our exit from sanctioned countries and $47 million in legal and professional fees incurred in connection with complying and conducting with these on-going investigations. We will have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by the local governments, but we cannot quantify those charges or be certain of the timing of them.

Our significant operations in foreign countries expose us to currency fluctuation risks.

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

We currently carry a variety of insurance for our operations. We are partially self-insured for certain claims in amounts we believe to be customary and reasonable. Although we believe we maintain insurance coverage adequate for the risks of our business, our insurance may not be sufficient to cover any particular loss, or our insurance may not cover all losses. For example, while we maintain product liability insurance, this type of insurance is limited in coverage and it is possible an adverse claim could arise in excess of our coverage. Finally, insurance rates have in the past been subject to wide fluctuation, and in the current global economic environment could increase significantly in the near future. Changes in coverage, insurance markets and our industry may result in further increases in our cost and higher deductibles and retentions.

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

The concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. Those countries that rely heavily upon income from hydrocarbon exports will be hit particularly hard given the drop in oil prices. Further, laws in some jurisdictions in which we operate could make collection difficult or time consuming. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we cannot assure such reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations.

The capital financing necessary to fund growth may not be available to us at economic rates.

Recent turmoil in the credit markets and the potential impact on liquidity of major financial institutions may have an adverse effect on our ability to fund growth opportunities through borrowings, under either existing or newly created instruments in the public or private markets on terms we believe to be reasonable.

A terrorist attack could have a material and adverse effect on our business.

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

On June 26, 2002, the stockholders and Board of Directors of Weatherford International, Inc. (“Weatherford-Delaware”) approved our corporate reorganization, and Weatherford International Ltd. (“Weatherford-Bermuda”), a newly formed Bermuda company, became the parent holding company of Weatherford International, Inc. We anticipate that, during the first quarter of 2009, we will complete a transaction in which Weatherford Bermuda company will become a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock company (“Weatherford-Switzerland”), and holders of our common shares will receive one registered share of Weatherford Switzerland for each common share of Weatherford Bermuda that they hold. We refer to this transaction as the “redomestication.” The realization of the tax benefit of this reorganization could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing jurisdictions. The inability to realize this benefit could have a material impact on our financial statements.

The anticipated benefits of moving our principal executive offices to Switzerland may not be realized, and difficulties in connection with moving our principal executive offices could have an adverse effect on us.

In connection with the redomestication, we plan to relocate our principal executive offices from Houston, Texas to Zug, Switzerland with a branch office in Geneva, Switzerland. We expect that most of our executive officers, including our Chief Executive Officer, and other key decision makers will relocate to Switzerland. We may face significant challenges in relocating our executive offices to a different country, including difficulties in retaining and attracting officers, key personnel and other employees and challenges in maintaining principal executive offices in a country different from the country where other employees, including corporate support staff, are located. Employees may be uncertain about their future roles within our organization pending or following the completion of the redomestication. Management may also be required to devote substantial time to the redomestication and related matters, which could otherwise be devoted to focusing on ongoing business operations and other initiatives and opportunities. In addition, we may not realize the benefits we anticipate from the redomestication, including the benefit of moving to a location that is more centrally located within our area of worldwide operations. Any such difficulties could have an adverse effect on our business, results of operations or financial condition.

The rights of our shareholders will be governed by Swiss law and documents following the redomestication.

After the redomestication, the rights of our shareholders will be governed by Swiss law and Weatherford-Switzerland’s articles of association and organizational regulations (the latter being analogous to bye-laws). The rights of shareholders under Swiss law may differ from the rights of shareholders of companies incorporated in other jurisdictions. For example, directors of Weatherford-Switzerland may be removed by shareholders with or without cause, but such removal requires the vote of shareholders holding at least 66 2/3% of the voting rights and the absolute majority of the par value of the registered shares represented at the meeting as well as a quorum of at least two-thirds of the registered shares recorded in the share register.

We intend to hold future shareholder meetings in Switzerland, and our required quorum for those meetings may be lower.

We intend to hold future shareholders meetings, beginning with our 2009 annual meeting, in Switzerland, which may make attendance in person more difficult for some investors. For shareholders meetings for Weatherford-Switzerland for the transaction of any business other than removal of a director or certain other specified resolutions, a quorum comprises at least one-third of the registered shares recorded in the share register and entitled to vote (and at least two-thirds of the registered shares recorded in the share register and entitled to vote for the removal of directors and certain other specified resolutions).

The market for the Weatherford-Switzerland shares may differ from the market for the Weatherford-Bermuda shares, and Weatherford-Switzerland’s shares may be removed as a component of certain index-based or other funds.

Following the redomestication, the shares of Weatherford-Switzerland will be listed on the NYSE under the symbol “WFT,” the same symbol under which the Weatherford-Bermuda common shares are currently listed. The market price, trading volume or volatility of the Weatherford-Switzerland shares could be different than those of the Weatherford-Bermuda shares.

Weatherford-Bermuda’s common shares were a component of the Standard & Poor’s 500 Index and other indices before the redomestication. S&P has considered Weatherford-Bermuda and a number of other “offshore registered companies” domestic companies for purposes of inclusion in the S&P 500. On February 13, 2009, S&P announced that it would remove our shares as a component of the S&P 500. Similar issues could arise with respect to whether our shares will continue to be included as a component in other indices or funds that may impose a variety of qualifications that could be affected by the redomestication. Some institutional investors and funds that track the performance of the S&P 500 or such other indices likely will sell their shares in Weatherford and may decrease future investment in our shares, which could adversely affect the price of our shares. Any such adverse impact on the price of our shares could be magnified by the current heightened volatility in the financial markets.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our operations are conducted in approximately 100 countries and we have manufacturing facilities and sales, service and distribution locations throughout the world. The following table describes the material facilities we owned or leased as of December 31, 2008:

	Facility Size	Property	Owned/	Principal Services and Products
Location	(Sq. Ft.)	Size (Acres)	Leased	Offered or Manufactured

North America:
Pearland, Texas	335,360	60.64	Owned	Fishing, drilling equipment
Schriever, Louisiana	310,520	31.83	Owned	Cementation mfg. plant, well construction services
New Brighton, Minnesota	211,600	25.75	Owned	Water well and industrial screens
Nisku, Alberta, Canada	207,400	15.40	Owned	Reciprocating rod lift
Houston, Texas	173,000	18.19	Owned	Research and development
Houma, Louisiana	170,000	13.00	Owned	Cementing products
Nisku, Alberta, Canada	150,201	24.06	Owned	Drilling equipment, fishing, wireline, controlled pressure drilling and testing services
Houston, Texas	138,950	14.00	Owned	Sand screens
Woodward, Oklahoma	118,000	49.58	Leased	Reciprocating rod and hydraulic lift
Houston, Texas	115,649	6.88	Owned	Cased hole and flow control
Huntsville, Texas	112,648	20.00	Owned	Liner hangers
Kingwood, Texas	112,449	10.47	Leased	Control Systems
Houston, Texas	109,451	—	Leased	Operations center
Edmonton, Alberta, Canada	108,797	11.34	Owned	Reciprocating rod lift, progressing cavity pumps
Greenville, Texas	108,300	26.43	Owned	Reciprocating rod lift
Broussard, Louisiana	101,434	9.01	Owned	Tubular running
Latin America:
Neuquen, Argentina	107,639	3.70	Leased	Well installation services, downhole and controlled pressure drilling and testing services, fishing, cementing, drilling equipment
Sao Leopoldo, Brazil	103,490	9.46	Owned	Progressing cavity pumps
Europe/West Africa/CIS:
Aberdeen, Scotland	148,379	8.67	Leased	Expandable slotted tubulars
Alberton, South Africa	123,237	5.40	Owned	Conventional screen technologies
Stavanger, Norway	113,182	4.66	Leased	Downhole services, well installation services, drilling equipment, thru tubing, cementing, fishing, re-entry, well intervention, completion systems
Medias, Sibiu, Romania	110,194	3.76	Owned	Wireline services
Ploiesti, Prahova, Romania	103,113	7.97	Owned	Wireline services

	Facility Size	Property	Owned/	Principal Services and Products
Location	(Sq. Ft.)	Size (Acres)	Leased	Offered or Manufactured

Middle East/North Africa/Asia:
Deyang, China	264,175	20.82	Owned	Pump jacks and wellhead
Hassi Messaoud, Algeria	226,849	40.20	Owned	Fishing, liner hangers, controlled pressure drilling and testing services
Singapore, Singapore	160,170	2.33	Leased	Fishing, re-entry and decommissioning drilling tools and services, production operations and systems
Awjila, Libya	165,980	27.67	Leased	Warehouse and service
Batanm Riau, Indonesia	126,584	—	Leased	Storage yard
Egypt, Maadi, Cairo	122,708	2.81	Leased	Machine shop, pipe yard, repair center and warehouse
Corporate:
Houston, Texas	254,224	—	Leased	Corporate offices

Item 3.	Legal Proceedings

In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses, and we are subject to various self-retention limits and deductibles with respect to our insurance.

See “Item 1. Business — Other Business Data — Federal Regulation and Environmental Matters”, which is incorporated by reference into this item.

See “Item 1A. Risk Factors — We are involved in several governmental and internal investigations, which are costly to conduct, have resulted in a loss of revenue and may result in substantial financial penalties”, which is incorporated by reference into this item.

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

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the New York Stock Exchange under the symbol “WFT.” As of February 20, 2009, there were 2,811 shareholders of record. Additionally, there were 72 stockholders of Weatherford International, Inc. as of the same date who had not yet exchanged their shares. The following table sets forth, for the periods indicated, the range of high and low sales prices per common share as reported on the New York Stock Exchange. During 2008, our Board of Directors approved a two-for-one split of our common shares. All prices have been restated to reflect this stock split.

	Price
	High	Low

Year ending December 31, 2008
First Quarter	$36.82	$25.91
Second Quarter	49.98	34.96
Third Quarter	49.76	22.26
Fourth Quarter	24.69	7.75
Year ending December 31, 2007
First Quarter	$23.51	$17.95
Second Quarter	29.52	22.52
Third Quarter	35.50	24.31
Fourth Quarter	36.11	28.18

On February 20, 2009, the closing sales price of our common shares as reported by the New York Stock Exchange was $10.01 per share. We have not declared or paid cash dividends on our common shares since 1984.

On October 1, 2008 we sold 959,264 of our common shares and on November 25, 2008 we sold 5,646,772 of our common shares, both in connection with acquisitions. These shares were sold to the shareholders of the acquired companies as consideration for the shares of the acquired companies. These sales of our common shares were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that act and pursuant to Regulation D and Regulation S promulgated under that act as a non-public sale to accredited investors and/or to non-U.S. persons outside the United States.

In December 2005, our Board of Directors approved a share repurchase program under which we can spend up to $1 billion to repurchase outstanding common shares. Future purchases of our shares can be made in the open market or privately negotiated transactions, at the discretion of management and as market conditions warrant. As of December 31, 2008, we have $205 million available under this authorization to repurchase shares. During the quarter ended December 31, 2008, no shares were repurchased.

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

During the quarter ended December 31, 2008, we withheld common shares to satisfy these tax withholding obligations as follows:

	No. of	Average
Period	Shares	Price

October 1-October 31, 2008	9,959	$20.00
November 1-November 30, 2008	8,997	14.21
December 1-December 31, 2008	9,184	9.60

Information concerning securities authorized for issuance under equity compensation plans is set forth in Part III of this report under “Item 12(d). Security Authorized for Issuance Under Equity Compensation Plans,” which is incorporated by reference into this Item.

Performance Graph

This graph compares the yearly cumulative return on our common shares with the cumulative return on the Dow Jones U.S. Oil Equipment & Services Index and the Dow Jones U.S. Index for the last five years. The graph assumes the value of the investment in the Company’s common shares and each index was $100 on December 31, 2003. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Weatherford specifically incorporates it by reference into such filing.

Comparison of Five Year Total Return

Item 6.	Selected Financial Data

The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data”, both contained in this report. The following information may not be indicative of our future operating results. The information presented has been restated to reflect our 2008 two-for-one stock split.

	Year Ended December 31,
	2008	2007	2006	2005(a)	2004(b)
	(In thousands, except per share amount)

Statements of Operations Data:
Revenues	$9,600,564	$7,832,062	$6,578,928	$4,333,227	$3,131,774
Operating Income	1,978,549	1,624,336	1,354,687	570,598	402,995
Income From Continuing Operations	1,366,831	1,091,975	906,106	470,095	337,969
Basic Earnings Per Share From Continuing Operations	2.00	1.61	1.31	0.78	0.63
Diluted Earnings Per Share From Continuing Operations	1.96	1.57	1.28	0.74	0.59
Balance Sheet Data:
Total Assets	$16,476,513	$13,190,957	$10,139,248	$8,580,304	$5,543,482
Long-term Debt	4,564,255	3,066,335	1,564,600	632,071	1,404,431
Shareholders’ Equity	8,285,648	7,406,719	6,174,799	5,666,817	3,313,389
Cash Dividends Per Share	—	—	—	—	—

(a)	In August 2005, we acquired Precision Energy Services and Precision Drilling International for $943 million in cash and 104 million Weatherford common shares. In connection with the acquisition we recorded exit and restructuring charges of $114 million, $79 million, net of tax. In December 2005, we recorded a $115 million gain on the sale of our remaining shares of Universal common stock with no related income tax impact.

(b)	In 2004, we recorded a $78 million gain on the sale of Universal common stock. There was no income tax impact related to the sale.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive overview which, provides a general description of our company today, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for 2009. Next, we analyze the results of our operations for the last three years, including the trends in our business. Then we review our cash flows and liquidity, capital resources and contractual commitments. We conclude with an overview of our critical accounting judgments and estimates and a summary of recently issued accounting pronouncements.

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

Our operational performance is segmented and reviewed on a geographic basis and we report the following regions as separate, distinct reporting segments (1) North America, (2) Latin America, (3) Europe/West Africa/CIS and (4) Middle East/North Africa/Asia.

Industry Trends

Changes in the current price and expected future prices of oil and natural gas influence the level of energy industry spending. Changes in expenditures result in an increased or decreased demand for our products and services. Rig count is an indicator of the level of spending for the exploration for and production of oil and natural gas reserves.

The following chart sets forth certain statistics that reflect historical market conditions:

			North
		Henry Hub	American Rig	International
	WTI Oil(1)	Gas(2)	Count(3)	Rig Count(3)

2008	$44.60	$5.62	2,143	1,175
2007	95.98	7.48	2,171	1,122
2006	61.05	6.30	2,178	1,029

(1)	Price per barrel as of December 31 — Source: Thomson Reuters

(2)	Price per MM/BTU as of December 31 — Source: Thomson Reuters

(3)	Average rig count for December — Source: Baker Hughes Rig Count and other third-party data

Oil prices decreased during 2008, ranging from a low of $33.87 per barrel in December to a high of $145.29 per barrel early in July. Natural gas prices also decreased, ranging from a low of $5.29 MM/BTU near the end of December to a high of $13.58 MM/BTU in early July. In the fourth quarter of 2008, oil and natural gas prices experienced significant declines due to the recent economic downturn reaching $44.60 per barrel and $5.62 MM/BTU as of December 31, 2008. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.

According to a recent study by Barclays Capital, 2008 international exploration and production expenditures are estimated to have increased 33% over 2007 levels while expenditures in North America are estimated to have increased 23% over the same period. Exploration and production expenditures during 2009 are anticipated to decrease 12%, with the North America market driving a significant portion of this decrease. The decrease is in response to the significant decline in commodity prices, constrained cash flow and tight credit markets.

Opportunities and Challenges

The nature of our industry offers many opportunities and challenges. The cyclicality of the energy industry impacts the demand for our products and services. Certain of our products and services, such as our drilling and evaluation services, well installation services and well completion services, depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on production activity. We have created a long-term strategy aimed at growing our businesses, servicing our customers, and most importantly, creating value for our shareholders. The success of our long-term strategy will be determined by our ability to manage effectively any industry cyclicality, respond to industry demands and successfully maximize the benefits from our acquisitions.

Outlook

We believe the long-term outlook for our businesses is favorable. We believe that decline rates, a measure of the fall in production from a well over time, are accelerating. We also believe that there has been, and will continue to be, a deterioration in the quality of incremental hydrocarbon formations that our customers develop and that these formations will require more of our products and services than higher quality formations. As decline rates accelerate and reservoir productivity complexities increase, our clients will face growing challenges securing desired rates of production growth. The acceleration of decline rates and the increasing complexity of the reservoirs increase our customers’ requirements for technologies that improve productivity and efficiency and for our products and services. These phenomena provide us with a positive outlook over the longer term.

Looking into 2009, the near-term outlook is more difficult to assess given the dramatically weakened picture of the global economy stemming from a severe dislocation in credit markets and money flows around the world. Climate, natural gas storage levels and commodity prices, as well as expectations for the U.S. economy, will dictate the level of oilfield service activity in North America for 2009. While these factors are difficult to predict with any certainty over short periods of time, we anticipate a significant pull back in North American average rig activity compared to 2008 levels principally due to existing natural gas storage levels, lower natural gas prices and a dampened prognosis for the U.S. economy. We believe we are prepared for this decline and intend to adjust our cost structure in North America to be more in-line with the near-term activity prognosis.

We also expect international rig activity to decrease in 2009 as compared to 2008. However, we anticipate the decrease to be less severe than North America given that international spending is driven by major and national oil companies, which take a longer-term view and therefore respond less quickly to short-term changes in commodity prices.

We expect all of our growth in 2009 will come out of the international markets. While it is difficult to predict exact growth rates given the current fluid economic conditions and volatility, we expect our international markets combined growth rate for 2009 to be in the double digits. We expect North Africa, Middle East, China and Central Europe to show the largest year-on-year growth in the Eastern Hemisphere. In Latin America, we anticipate our larger growth improvements stemming from Brazil and Mexico.

Pricing.  During 2008, overall pricing trended upwards, concurrently with raw material and labor cost inflation. Pricing in the U.S. and Canada is showing weakness with rigs, tubulars and stimulation showing the strongest pressures. With a pull back in activity in North America, we would expect pricing in general to come under pressure, with the magnitude dependant upon the extent to which activity declines. In the international markets, pricing is softening where and when contractual terms come to renewal time. Requests by clients to renegotiate existing contracts are yielding more modest price erosion with significant differences between international regions.

Overall, the level of improvements for our businesses for 2009 will continue to depend heavily on our ability to further penetrate existing markets with our younger technologies and to successfully introduce these technologies to new markets. The recruitment, training and retention of personnel will also be a critical factor in growing our businesses. The continued strength of the industry will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.

Results of Operations

The following charts contain selected financial data comparing our consolidated and segment results from operations for 2008, 2007 and 2006. The information presented has been restated to reflect our 2008 two-for-one stock split.

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except percentages and
	per share data)

Revenues:
North America	$4,460,147	$3,937,456	$3,672,630
Middle East/North Africa/Asia	2,391,520	1,823,769	1,352,758
Europe/West Africa/CIS	1,539,190	1,188,519	827,343
Latin America	1,209,707	882,318	726,197

	9,600,564	7,832,062	6,578,928
Operating Income (Expense):
North America	1,125,199	1,013,088	1,040,647
Middle East/North Africa/Asia	561,012	416,263	279,953
Europe/West Africa/CIS	382,772	293,846	171,798
Latin America	277,094	203,211	133,027
Research and Development	(192,659)	(169,317)	(149,429)
Corporate	(135,012)	(101,968)	(95,106)
Exit and Restructuring	(39,857)	(30,787)	(26,203)

	1,978,549	1,624,336	1,354,687
Interest Expense, Net	(243,679)	(171,281)	(102,560)
Other, Net	(44,956)	(8,569)	(13,218)
Effective Tax Rate	17.1%	23.0%	25.9%
Income from Continuing Operations per Diluted Share	$1.96	$1.57	$1.28
Loss from Discontinued Operation per Diluted Share	(0.02)	(0.03)	(0.02)
Net Income per Diluted Share	1.94	1.54	1.26
Depreciation and Amortization	731,808	606,226	482,948

Revenues

The following chart contains consolidated revenues by product line for 2008, 2007 and 2006

	Year Ended December 31,
	2008	2007	2006

Artificial Lift Systems	17%	18%	18%
Drilling Services	16	15	15
Well Construction	15	16	15
Drilling Tools	11	12	12
Completion Systems	10	10	10
Wireline	8	8	10
Re-entry & Fishing	7	8	8
Stimulation & Chemicals	7	6	6
Integrated Drilling	6	5	5
Pipeline & Specialty Services	3	2	1

Total	100%	100%	100%

Consolidated revenues increased $1,769 million, or 23%, in 2008 as compared to 2007. Our businesses continued to benefit from increasing market activity and share gains during 2008. Approximately 70% of our revenue growth was derived from outside of North America. International revenues increased $1,246 million, or 32%, in 2008 as compared to 2007, which outpaced the 8% increase in average international rig count over the comparable period and is consistent with international growth trends we experienced in the prior year. Revenues from our drilling services, well construction, artificial lift systems and integrated drilling product lines were strong contributors to the year-over-year increase.

Consolidated revenues increased $1,253 million, or 19%, in 2007 as compared to 2006. Approximately 79% of our revenue growth was derived from outside of North America. International revenues increased $988 million, or 34%, in 2007 as compared to 2006. This increase outpaced the 8% increase in average international rig count over the comparable period. Revenues from our drilling services, well construction and artificial lift product lines were strong contributors to the year-over-year increase.

Operating Income

Consolidated operating income increased $354 million, or 22%, in 2008 as compared to 2007. Our operating segments contributed $420 million of incremental operating income during 2008 as compared to 2007. This incremental gain was partially offset by an increase in corporate and research and development expenditures of $57 million over 2007 and an increase in exit and restructuring costs of $9 million. The increase in corporate and research and development expenses was primarily attributable to higher employee compensation costs.

Consolidated operating income for 2007 increased $270 million, or 20%, as compared to 2006. The increase was primarily the result of a $301 million increase in operating income from our segments during 2007 as compared to 2006, which was partially offset by an increase in corporate and research and development expenditures of $27 million over 2006.

We incurred exit and restructuring charges during 2008 of $40 million, which was comprised of $56 million for costs incurred in connection with our withdrawal from sanctioned countries, $47 million incurred in connection with our on-going investigations by the U.S. government and $18 million for severance costs incurred associated with restructuring activities. These charges were partially offset by an $81 million gain recognized in the second quarter of 2008 as a result of selling our 50% interest in a subsidiary we control to Qatar Petroleum for cash consideration of $113 million.

During 2007, we incurred exit and restructuring charges of $31 million which was comprised of $17 million in severance charges associated with restructuring activities and $14 million for legal and professional fees incurred in connection with our on-going investigations by the U.S. government. During 2006, we incurred exit and restructuring charges of $26 million, primarily due to severance charges related to restructuring activities.

Interest Expense, Net

Interest expense increased $72 million, or 42%, in 2008 compared to 2007. The increase in interest expense was primarily attributable to an overall increase in our long-term debt balance during the periods. We issued $1.5 billion in senior notes in June 2007 and an additional $1.5 billion of senior notes in March 2008. This increase was partially offset by lower weighted average short-term borrowing rates during 2008 as compared to 2007. The incremental borrowings added during the current year were used to fund capital expenditures and to fund our current year acquisitions.

Interest expense increased $69 million, or 67%, in 2007 as compared to 2006. The increase in interest expense was primarily attributable to an overall increase in our long-term debt combined with higher effective interest rates associated with the long-term debt. We issued $0.6 billion in senior notes in August 2006 and an additional $1.5 billion of senior notes in June 2007. The incremental borrowings added during 2007 were used to fund capital expenditures, to fund acquisitions and to fund our acquisition of shares under our share repurchase program.

Other Expense, Net

Other expense, net increased $36 million, from $9 million in 2007 to $45 million in 2008. The increase was almost entirely attributable to foreign currency exchange losses incurred as the result of the weakening of foreign currencies against the U.S. dollar, particularly in the latter half of 2008.

Income Taxes

Our effective tax rates were 17.1% in 2008, 23.0% in 2007 and 25.9% in 2006. The decrease in our effective tax rate during 2008 and 2007 as compared to 2007 and 2006, respectively, was due to benefits realized from the refinement of our international tax structure and changes in our geographic earnings mix.

During 2008, we recorded a benefit of approximately $100 million related to foreign taxes paid that will be used to reduce our future United States tax liability.

Segment Results

North America

North America revenues increased $523 million, or 13%, in 2008 as compared to 2007 and outpaced a 7% increase in rig count over the comparable period. Revenues grew across all product lines, with artificial lift systems, drilling services and stimulation & chemicals product lines being the strongest contributors to the year-over-year increase.

Operating income increased $112 million, or 11%, from $1,013 million in 2007 to $1,125 million in 2008. Operating margins declined slightly to 25% in 2008 compared to 26% in 2007.

North America revenues increased $265 million, or 7%, in 2007 as compared to 2006. The increase in North America revenues was entirely attributable to the U.S. where the average rig count increased 7% over the same period. Our Canadian revenues decreased approximately 15% in 2007 as compared to 2006, which reflected the deterioration in drilling activity in the region. Canadian rig count over the comparable period decreased 27%. Revenues from our artificial lift, well construction, stimulation & chemicals and drilling services product lines were the strongest contributors to the year-over-year increase.

Operating income decreased $28 million, or 3%, from $1,041 million in 2006 to $1,013 million in 2007. Operating margins were 26% in 2007 compared to 28% in 2006. The decline in operating income and margin was the result of the adverse conditions experienced in the Canadian market during 2007, particularly in our services businesses which typically contribute higher margins.

Middle East/North Africa/Asia

Revenues in our Middle East/North Africa/Asia segment increased $568 million, or 31%, in 2008 as compared to 2007. This region contributed approximately 32% of our total revenue growth for 2008 and exceeded the average rig count increase of 6% for this region over the comparable period. Revenues from our drilling services and integrated drilling product lines were among the strongest contributors to the year-over-year increase.

Operating income increased $145 million, or 35%, from $416 million in 2007 to $561 million in 2008. Operating margins were 23% in both 2008 and 2007.

Revenues in our Middle East/North Africa/Asia segment increased $471 million, or 35%, in 2007 as compared to 2006. This region contributed approximately 38% of our total revenue growth for 2007 and exceeded the average rig count increase of 9% for this region over the comparable period. Revenues from our drilling services, re-entry & fishing and well construction product lines were among the strongest contributors to the year-over-year increase.

Operating income increased $136 million, or 49%, from $280 million in 2006 to $416 million in 2007. Operating margins were 23% in 2007 compared to 21% in 2006. The increase in operating income and margins was due to the incremental revenues generated during the current period to cover our fixed cost base.

Europe/West Africa/CIS

Revenues in our Europe/West Africa/CIS segment increased $351 million, or 30%, in 2008 as compared to 2007. The region contributed approximately 20% of our total revenue growth for 2008 and exceeded the 20% increase in average rig count in the region over the comparable period. Revenues from our well construction and drilling services product lines were the strongest contributors to the year-over-year increase.

Operating income increased $89 million, or 30%, from $294 million in 2007 to $383 million in 2008. Operating margins were 25% in both 2008 and 2007.

Revenues in our Europe/West Africa/CIS segment increased $361 million, or 44%, in 2007 as compared to 2006. The region contributed approximately 29% of our total revenue growth for 2007 and exceeded the 1% increase in average rig count in the region over the comparable period. Revenues from our well construction, drilling services and completion systems product lines were the strongest contributors to the year-over-year increase.

Operating income increased $122 million, or 71%, from $172 million in 2006 to $294 million in 2007. Operating margins were 25% in 2007 compared to 21% in 2006. This year-over-year improvement in operating income and margins was primarily the result of higher revenues during the current year absorbing the region’s fixed cost base. In addition, 2007 operating results includes our share in earnings from our equity investment in a Russian joint venture acquired in June 2007.

Latin America

Revenues in our Latin America segment increased $327 million, or 37%, in 2008 as compared to 2007. The region contributed approximately 19% of our total revenue growth for 2008 and outpaced the 8% increase in Latin American rig count over the comparable period. Revenues from our drilling services, completion systems, artificial lift systems and integrated drilling service lines were the strongest contributors to the year-over-year increase.

Operating income increased $74 million, or 36%, from $203 million in 2007 to $277 million in 2008. Operating margins were 23% in both 2008 and 2007.

Revenues in our Latin America segment increased $156 million, or 21%, in 2007 as compared to 2006. This increase outpaced the 10% increase in Latin American rig count over the comparable period. Revenues from our artificial lift, drilling tools and drilling services service lines were the strongest contributors to the year-over-year increase.

Operating income increased $70 million, or 53%, from $133 million in 2006 to $203 million in 2007. Operating margins were 23% in 2007 compared to 18% in 2006. The increase in operating income and margins was primarily attributable to the incremental revenues generated during the current year to cover our fixed cost base.

Discontinued Operation

Our discontinued operation consists of our oil and gas development and production company. We had losses from our discontinued operation, net of taxes, of $13 million, $21 million and $10 million for the years ended 2008, 2007 and 2006, respectively.

In June 2007, we approved a plan to sell our oil and gas development and production business. We finalized the divestiture of the business in June 2008. The 2008 loss includes charges of approximately $21 million associated with a settlement of a legal dispute regarding the business. These charges were partially offset by an $11 million gain, net of taxes, recognized upon the finalization of the divestiture. The 2007 loss includes approximately $17 million, net of tax, for asset impairment charges related to write-downs of the operation’s U.S. properties. In addition, the we completed the sale of the operation’s international properties in November 2007 and recorded a gain of approximately $5 million, net of tax, in connection with the sale.

Equity Investment Acquisition

We acquired a 33% ownership interest in Premier Business Solutions (“PBS”) in June 2007 for approximately $330 million. PBS conducts business in Russia and is the world’s largest electric submersible pump manufacturer by volume. In January 2008, we sold our electrical submersible pumps product line to PBS and received a combination of cash and an additional equity investment in PBS in consideration of the sale. This transaction increased our ownership percentage to approximately 40%.

Liquidity and Capital Resources

Sources of Liquidity

Our sources of liquidity include current cash and cash equivalent balances, cash generated from operations, and committed availabilities under bank lines of credit. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and the capital markets with debt, equity and convertible offerings. We maintain a shelf registration statement covering the future issuance of various types of debt and equity securities.

Committed Borrowing Facilities

We maintain a $1.5 billion revolving credit agreement with a syndicate of banks. In March 2008, we entered into an additional $250 million revolving credit facility. These facilities allow for a combination of borrowings, support for our commercial paper program and issuances of letters of credit and both mature in May 2011. In October 2008, we entered into an additional $550 million in revolving credit facilities. These facilities allow for a combination of borrowings and issuances of letter of credits and mature in October 2009. The weighted average interest rate on outstanding borrowings of these facilities at December 31, 2008, was 0.9%.

Our committed borrowing facilities require us to maintain a debt-to-capitalization ratio of less than 60% and contains other covenants and representations customary for an investment-grade commercial credit. Our debt-to-capitalization ratio was 41% at December 31, 2008, which is in compliance with these covenants. The following is a recap of our availability under our committed borrowing facilities at December 31, 2008 (in millions):

Facilities	$2,300
Less uses of facility:
Amount drawn	1,068
Commercial paper	128
Letters of credit	53

Availability	$1,051

Commercial Paper

We have a $1.5 billion commercial paper program under which we may from time to time issue short-term, unsecured notes. Our commercial paper issuances are supported by our committed borrowing facilities. The weighted average interest rate related to outstanding commercial paper issuances at December 31, 2008 was 1.3%.

Cash Requirements

During 2009, we anticipate our cash requirements will include working capital needs and capital expenditures and may include opportunistic business acquisitions. We anticipate funding these requirements from cash generated from operations and, if necessary, from availability under our committed borrowing facilities.

Capital expenditures during the year ended December 31, 2008 were approximately $2.3 billion, net of proceeds from tools lost down hole. We project our capital expenditures for 2009 will be approximately $1.2 billion. We are projecting lower capital expenditures for the coming year as we adjust our spending to reflect slower growth in the current downward cycle of our industry.

From time to time we acquire businesses or technologies or enter into joint ventures to increase our range of products and services, expand our geographic scope or otherwise enhance to our businesses. During the year ended December 31, 2008, we used approximately $800 million in cash for business and technology acquisitions. Consideration for 2008 acquisitions also included the issuance of approximately eight million shares valued at approximately $130 million. From time to time we also divest of businesses when we believe they are no longer core to our long-term growth strategy or when combining those businesses with a joint venture partner presents a strategic opportunity to us. In 2008, we generated $297 million in cash on sales of businesses, including the sale of a 50% interest in a subsidiary we control to Qatar Petroleum, the sale of our electrical submersible pumps business to a joint venture in which we hold an equity interest and divestiture of non-core businesses.

In December 2005, our Board of Directors approved a share repurchase program under which we can spend up to $1.0 billion to repurchase outstanding common shares. We may from time to time repurchase our common shares depending upon the price of our common shares, our liquidity and other considerations. As of December 31, 2008, we have $205 million remaining availability under this share repurchase program. During the year ended December 31, 2008, no shares were repurchased.

Contractual Obligations

The following summarizes our contractual obligations and contingent commitments by period. The obligations we pay in future periods may vary from those reflected here due to certain assumptions including the duration of our obligations and anticipated actions by third parties.

	Payments Due by Period
		2010 and	2012 and
Obligations and Commitments	2009	2011	2013	Thereafter	Total
	(In millions)

Short-term debt	$1,240	$—	$—	$—	$1,240
Long-term debt(a)	11	359	1,352	2,852	4,574
Interest on long-term debt	279	555	433	2,505	3,772
Noncancellable operating leases	111	84	42	115	352
Purchase obligations	327	1	—	—	328

Total contractual obligations	$1,968	$999	$1,827	$5,472	$10,266

(a)	Amounts represent the expected cash payments for our total debt and do not include any unamortized discounts or deferred gains on terminated interest rate swap agreements.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, unrecognized tax benefits, including interest and penalties of $59 million have been excluded from the contractual obligations table above.

We have defined benefit pension plans covering certain of our U.S. and international employees that provide various pension benefits. During 2008, we contributed $15 million towards those plans, and for 2009, we anticipate funding approximately $10 million through cash flows from operating activities.

Senior Notes

In January 2009, we completed a $1.25 billion long-term debt offering comprised of (i) $1 billion of 9.625% Senior Notes due in 2019 (“9.625% Senior Notes”) and (ii) $250 million of 9.875% Senior Notes due in 2039 (“9.875% Senior Notes”). Net proceeds of $1.23 billion were used to repay short-term borrowings and for general corporate purposes. Interest on the notes is due semi-annually on March 1 and September 1 of each year. As the interest rates on the 9.625% Senior Notes and 9.875% Senior Notes are higher than the rates of the short-term borrowings that we repaid, we anticipate that our interest expense in 2009 will be significantly higher than in 2008.

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

In June 2007, we completed a $1.5 billion long-term debt offering comprised of (i) $600 million of 5.95% senior notes due 2012 (“5.95% Senior Notes”), (ii) $600 million of 6.35% senior notes due 2017 (“6.35% Senior Notes”) and (iii) $300 million of 6.80% senior notes due 2037 (“6.80% Senior Notes”). Net proceeds of approximately $1.49 billion were used to repay outstanding borrowings on our commercial paper program and for general corporate purposes. Interest on these notes are due payable semi-annually on June 15 and December 15 of each year.

In August 2006, we completed an offering of $600 million senior notes at a coupon rate of 6.50% (“6.50% Senior Notes”) with a maturity in August 2036. Net proceeds of approximately $590 million were used to partially repay outstanding borrowings on our commercial paper program. Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year.

In May 2006, the stated maturity date, we repaid in full the outstanding $200 million of 7.25% Senior Notes plus all accrued interest.

In February 2006, we completed an offering of $350 million of 5.50% senior notes due 2016 (“5.50% Senior Notes”). Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year. Net proceeds from the offering were approximately $345 million and were used to reduce borrowings on our commercial paper program.

Interest Rate Swaps

Upon completion of the long-term debt offering in March 2008, the Company entered into interest rate swap agreements on an aggregate notional amount of $500 million against its 5.15% Senior Notes. These agreements were terminated in December 2008. As a result of these terminations, we received cash proceeds, net of accrued interest, of $12 million. The gain associated with this interest rate swap termination has been deferred and will be amortized over the remaining term of the 5.15% Senior Notes. As of December 31, 2008 and 2007, we had net unamortized gains of $21 million and $12 million, respectively, associated with our interest rate swap terminations.

Other Derivative Instruments

As of December 31, 2008 and 2007, we had several foreign currency forward contracts with notional amounts aggregating $503 million and $682 million, respectively, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian krone. The total estimated fair value of these contracts at December 31, 2008 resulted in a liability of approximately $2 million and at December 31, 2007 resulted in an asset of approximately $2 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At December 31, 2008 and 2007, we had notional amounts outstanding of $280 million and $364 million, respectively. The total estimated fair value of these contracts at December 31, 2008 and 2007 resulted in an asset of $1 million and a liability of $74 million, respectively. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

Warrant

On February 28, 2002, we issued Shell Technology Ventures Inc. a warrant to purchase up to 12.9 million common shares at a price of $15.00 per share. Effective July 12, 2006, this agreement was amended and restated to reflect, among other things, changes in our capital structure. The warrant remains exercisable until February 28,

2012 and is subject to adjustment for changes in our capital structure or the issuance of dividends in cash, securities or property. Upon exercise by the holder, settlement may occur through physical delivery, net share settlement, net cash settlement or a combination of those methods. The net cash settlement option upon exercise is at our sole discretion. In addition, the amended and restated warrant no longer contains a conversion feature, which previously allowed the warrant holder to convert the warrant into common shares. The amendment did not affect the accounting or classification of the warrant.

Off Balance Sheet Arrangements

Guarantees

The following obligations of Weatherford International, Inc. (“Issuer”) were guaranteed by Weatherford International Ltd. (“Parent”) as of December 31, 2008: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes, and (iv) the 6.80% Senior Notes.

The following obligations of the Parent were guaranteed by the Issuer as of December 31, 2008: (i) the revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes and (viii) issuances of notes under the commercial paper program.

Letters of Credit

We execute letters of credit in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of December 31, 2008, we had $273 million of letters of credit and bid and performance bonds outstanding, consisting of $220 million outstanding under various uncommitted credit facilities and $53 million letters of credit outstanding under our committed facilities. If the beneficiaries called these letters of credit, the called amount would become an on-balance sheet liability, and our available liquidity would be reduced by the amount called.

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

We perform an impairment test for goodwill and indefinite-lived intangible assets annually as of October 1, or earlier if indicators of potential impairment exist. In addition, we updated our goodwill impairment test in December 2008 as a result of a decline in our share price experienced during the fourth quarter. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying value. Our reporting units are based on our regional structure and consist of the United States, Canada, Latin America, Europe, West Africa, Russia/CIS, Middle East/North Africa and Asia Pacific. Our impairment test for indefinite-lived intangible assets involves the comparison of the fair value of the intangible asset and its carrying value. The fair value is determined using discounted cash flows using a discount rate adjusted for the credit risk of the regional reporting unit tested. Certain estimates and judgments are required in the application of these fair value models.

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

Long-Lived Assets

Long-lived assets, which includes property, plant and equipment and definite-lived intangibles, comprise a significant amount of our assets. In accounting for long-lived assets, we must make estimates about the expected useful lives of the assets and the potential for impairment based on the fair value of the assets and the cash flows they are expected to generate. The value of the long-lived assets is then amortized over its expected useful life. A change in the estimated useful lives of our long-lived assets would have an impact on our results of operations. We estimate the useful lives of our long-lived asset groups as follows:

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

Employee Share-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) Share-Based Payment (“SFAS No. 123R”) addresses the accounting for all share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, companies account for share-based compensation transactions using a fair-value method and recognize the expense in the consolidated statement of income.

The fair value of options is estimated using the Black-Scholes option pricing model. Key assumptions in the Black-Scholes option pricing model, some of which are based on subjective expectations, are subject to change. A change in one or more of these assumptions would impact the expense associated with future grants. These key assumptions include the volatility of our common shares, the risk-free interest rate and the expected life of options.

We used the following weighted average assumptions in the Black-Scholes option pricing model for determining the fair value of our 2006 and 2007 stock option grants. There were no stock options granted in 2008.

	Year Ended December 31,
	2007	2006

Expected volatility	31.0%	36.2%
Expected dividends	—	—
Expected term (in years)	5.0	5.0
Risk-free rate	4.5%	4.7%

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

Pension and Other Postretirement Benefits

Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”) requires recognition of the overfunded or underfunded status of an entity’s defined benefit or postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit or postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the previously deferred portion of defined benefit or postretirement plans in other comprehensive income.

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

Due to the significance of the discount rates and expected long-term rates of return, the following sensitivity analysis demonstrates the effect that a 50 basis point change in those assumptions will have on annual pension expense:

	Increase (Decrease) of Annual
	Pension Expense
	50 Basis Point	50 Basis Point
	Increase	Decrease
	(In millions)

Discount rate	$(1.4)	$1.4
Expected long-term rate of return	(0.4)	0.4

Percentage of Completion

Revenue from long-term contracts, primarily for our integrated project management services, is reported on the percentage-of-completion method of accounting. This method of accounting requires us to calculate contract profit to be recognized in each reporting period for each contract based upon our projections of future outcomes, which include:

•	estimates of the total cost to complete the project;

•	estimates of project schedule and completion date;

•	estimates of the extent of progress toward completion; and

•	amounts of any change orders or claims included in revenue.

Measurements of progress are generally output based related to physical progress. At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process. Our personnel periodically evaluate the estimated costs, claims, change orders, and percentage of completion at the contract level. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. There are many factors that impact future costs, including but not limited to weather, inflation, labor and community disruptions, timely availability of materials, productivity, and other factors as outlined in our “Risk Factors.” Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit times the current percentage complete for the contract. At least quarterly, significant contracts are reviewed in detail by senior management.

Income Taxes

We provide for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  This standard takes into account the differences between the financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our effective tax rates for 2008, 2007 and 2006 were 17.1%, 23.0% and 25.9%, respectively.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon examination by the relevant taxing authority.

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

As of December 31, 2008, our net deferred tax assets were $133 million before a related valuation allowance of $69 million. As of December 31, 2007, our net deferred tax assets were $66 million before a related valuation allowance of $62 million.

For a more comprehensive list of our accounting policies, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 1.”

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, established a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. Effective January 1, 2008, we adopted SFAS No. 157 as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Accordingly, we will defer the adoption of SFAS No. 157 for is nonfinancial assets and nonfinancial liabilities until January 1, 2009.

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

Assets and liabilities of which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Accumulated Other Comprehensive Income in the shareholders’ equity section on our Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $683 million adjustment to decrease our equity account for the year ended December 31, 2008 to reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies.

As of December 31, 2008 and 2007, we had several foreign currency forward contracts with notional amounts aggregating $503 million and $682 million, respectively, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian krone. The total estimated fair value of these contracts at December 31, 2008 resulted in a liability of approximately $2 million and at December 31, 2007, resulted in an asset of approximately $2 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At December 31, 2008 and 2007, we had notional amounts outstanding of $280 million and $364 million, respectively. The estimated fair value of these contracts at December 31, 2008 and 2007 resulted in an asset of $1 million and a liability of $74 million, respectively. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

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

Our long-term borrowings that were outstanding at December 31, 2008 subject to interest rate risk consist of the following:

	December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)

6.625% Senior Notes due 2011	$354	$330	$356	$369
5.95% Senior Notes due 2012	599	585	599	618
5.15% Senior Notes due 2012	511	463	—	—
4.95% Senior Notes due 2013	254	213	255	245
5.50% Senior Notes due 2016	349	306	349	338
6.35% Senior Notes due 2017	600	513	600	624
6.00% Senior Notes due 2018	498	456	—	—
6.50% Senior Notes due 2036	596	495	596	598
6.80% Senior Notes due 2037	298	227	298	313
7.00% Senior Notes due 2038	498	394	—	—

We have various other long-term debt instruments of $24 million at December 31, 2008, but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $1.2 billion at December 31, 2008 approximate fair value.

As it relates to our variable rate debt, if market interest rates average 1% more in 2009 than the rates as of December 31, 2008, interest expense for 2009 would increase by $13 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in our financial structure.

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

We use interest rate swaps to take advantage of available short-term interest rates. Amounts received upon termination of the swaps represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are being amortized as a reduction to interest expense over the remaining term of the debt.

Upon completion of the long-term debt offering in March 2008, we entered into interest rate swap agreements on an aggregate notional amount of $500 million against our 5.15% Senior Notes. These agreements were terminated in December 2008. As a result of these terminations, we received cash proceeds, net of accrued interest, of $12 million. The gain associated with this interest rate swap termination has been deferred and will be amortized over the remaining term of the 5.15% Senior Notes.

As of December 31, 2008 and 2007, we had net unamortized gains of $21 million and $12 million, respectively, associated with interest rate swap terminations. Our interest expense was reduced by $3 million and $2 million for the years ended December 31, 2008 and 2007, respectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that as of December 31, 2008 the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Weatherford International Ltd. and subsidiaries

We have audited Weatherford International Ltd.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Weatherford International Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Weatherford International Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Weatherford International Ltd. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 24, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Weatherford International Ltd. and subsidiaries

We have audited the accompanying consolidated balance sheets of Weatherford International Ltd. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weatherford International Ltd. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretations — FIN 48: Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109 and, as discussed in Note 15, effective December 31, 2006 the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Weatherford International Ltd.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 24, 2009

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except par value)

ASSETS
Current Assets:
Cash and Cash Equivalents	$238,398	$170,714
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $16,425 in 2008 and $13,760 in 2007	2,442,848	1,961,854
Inventories	2,088,342	1,607,684
Current Deferred Tax Assets	270,252	165,508
Other Current Assets	530,442	566,009

	5,570,282	4,471,769

Property, Plant and Equipment, at Cost:
Land, Buildings and Leasehold Improvements	756,416	557,081
Rental and Service Equipment	6,246,278	4,497,113
Machinery and Other	1,610,474	1,499,713

	8,613,168	6,553,907
Less: Accumulated Depreciation	2,690,996	2,400,062

	5,922,172	4,153,845

Goodwill	3,530,915	3,358,490
Other Intangible Assets, Net	701,483	596,999
Equity Investments	515,770	368,618
Other Assets	235,891	241,236

	$16,476,513	$13,190,957

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,255,947	$774,220
Accounts Payable	886,104	612,775
Accrued Salaries and Benefits	257,016	239,870
Income Taxes Payable	82,489	97,482
Other Current Liabilities	540,537	478,018

	3,022,093	2,202,365
Long-term Debt	4,564,255	3,066,335
Deferred Tax Liabilities	228,576	197,494
Other Liabilities	295,540	284,717

	8,110,464	5,750,911

Minority Interest in Consolidated Subsidiaries	80,401	33,327

Shareholders’ Equity:
Common Shares, $1 Par Value, Authorized 1,000,000 Shares, Issued 728,689 and 727,204 Shares, Respectively	728,689	727,204
Capital in Excess of Par Value	4,059,112	3,995,747
Treasury Shares, Net	(759,477)	(924,202)
Retained Earnings	4,524,085	3,170,182
Accumulated Other Comprehensive Income (Loss)	(266,761)	437,788

	8,285,648	7,406,719

	$16,476,513	$13,190,957

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenues:
Products	$3,564,636	$2,983,427	$2,490,059
Services	6,035,928	4,848,635	4,088,869

	9,600,564	7,832,062	6,578,928
Costs and Expenses:
Cost of Products	2,555,965	2,087,296	1,731,373
Cost of Services	3,686,495	2,970,314	2,481,460
Research and Development	192,659	169,317	149,429
Selling, General and Administrative Attributable to Segments	1,081,165	850,359	746,386
Corporate General and Administrative	187,075	130,440	115,593
Gain on Sale of Subsidiary	(81,344)	—	—

	7,622,015	6,207,726	5,224,241

Operating Income	1,978,549	1,624,336	1,354,687
Other Income (Expense):
Interest Expense, Net	(243,679)	(171,281)	(102,560)
Other, Net	(44,956)	(8,569)	(13,218)

Income from Continuing Operations Before Income Taxes and Minority Interest	1,689,914	1,444,486	1,238,909
Provision for Income Taxes	(288,811)	(332,760)	(321,473)

Income from Continuing Operations Before Minority Interest	1,401,103	1,111,726	917,436
Minority Interest, Net of Taxes	(34,272)	(19,751)	(11,330)

Income from Continuing Operations	1,366,831	1,091,975	906,106
Loss from Discontinued Operation, Net of Taxes	(12,928)	(21,369)	(9,737)

Net Income	$1,353,903	$1,070,606	$896,369

Basic Earnings Per Share:
Income from Continuing Operations	$2.00	$1.61	$1.31
Loss from Discontinued Operation	(0.02)	(0.03)	(0.02)

Net Income	$1.98	$1.58	$1.29

Diluted Earnings Per Share:
Income from Continuing Operations	$1.96	$1.57	$1.28
Loss from Discontinued Operation	(0.02)	(0.03)	(0.02)

Net Income	$1.94	$1.54	$1.26

Weighted Average Shares Outstanding:
Basic	682,704	677,032	692,246
Diluted	698,178	695,516	709,664

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common	Capital In		Other	Treasury Shares			Total
	Shares	Excess of Par	Retained	Comprehensive		Share	Deferred	Shareholders’
	$1 Par	Value	Earnings	Income (Loss)	Shares	Value	Compensation	Equity
				(In thousands, except par value)

Balance at December 31, 2005	$717,946	$3,805,392	$1,202,938	$92,652	(23,718)	$(170,035)	$17,924	$5,666,817
Comprehensive Income:
Net Income	—	—	896,369	—	—	—	—	896,369
Foreign Currency Translation Adjustment	—	—	—	45,445	—	—	—	45,445
Pension Liability Adjustment, Net of Tax	—	—	—	3,292	—	—	—	3,292
Unrealized Gain on Derivative Instruments, Net of Tax	—	—	—	4,693	—	—	—	4,693
Other, Net of Tax	—	—	—	134	—	—	—	134

Comprehensive Income	—	—	896,369	53,564	—	—	—	949,933
Adjustment to Initially Apply FASB Statement No. 158, Net of Tax	—	—	—	(27,063)	—	—	—	(27,063)
Divestiture of Subsidiary Shares	—	5,336	—	—	—	—	—	5,336
Purchase of Treasury Shares	—	—	—	—	(25,050)	(548,575)	—	(548,575)
Equity Awards Granted, Vested and Exercised	5,896	84,139	—	—	4,226	18,176	—	108,211
Excess Tax Benefit of Share-Based Compensation Plans	—	14,121	—	—	—	—	—	14,121
Other	—	4,625	—	—	278	1,535	(141)	6,019

Balance at December 31, 2006	723,842	3,913,613	2,099,307	119,153	(44,264)	(698,899)	17,783	6,174,799
Comprehensive Income:
Net Income	—	—	1,070,606	—	—	—	—	1,070,606
Foreign Currency Translation Adjustment	—	—	—	334,217	—	—	—	334,217
Defined Benefit Pension Plans, Net of Tax	—	—	—	(15,736)	—	—	—	(15,736)
Other, Net of Tax	—	—	—	154	—	—	—	154

Comprehensive Income	—	—	1,070,606	318,635	—	—	—	1,389,241
Purchase of Treasury Shares	—	—	—	—	(10,224)	(246,190)	—	(246,190)
Equity Awards Granted, Vested and Exercised	3,362	52,031	—	—	5,502	2,733	—	58,126
Excess Tax Benefit of Share-Based Compensation Plans	—	28,895	—	—	—	—	—	28,895
Adoption of FIN No. 48	—	—	269	—	—	—	—	269
Other	—	1,208	—	—	(32)	(2,886)	3,257	1,579

Balance at December 31, 2007	727,204	3,995,747	3,170,182	437,788	(49,018)	(945,242)	21,040	7,406,719
Comprehensive Income:
Net Income	—	—	1,353,903	—	—	—	—	1,353,903
Foreign Currency Translation Adjustment	—	—	—	(682,669)	—	—	—	(682,669)
Deferred Loss on Derivative Instruments	—	—	—	(12,576)	—	—	—	(12,576)
Defined Benefit Pension Plans, Net of Tax	—	—	—	(9,788)	—	—	—	(9,788)
Other, Net of Tax	—	—	—	484	—	—	—	484

Comprehensive Income	—	—	1,353,903	(704,549)	—	—	—	649,354
Shares Issued in Acquisition	—	(38,683)	—	—	7,709	168,817	—	130,134
Equity Awards Granted, Vested and Exercised	1,433	102,019	—	—	924	(2,331)	—	101,121
Excess Tax Benefit of Share-Based Compensation Plans	—	10,032	—	—	—	—	—	10,032
Other	52	(10,003)	—	—	18	(4,104)	2,343	(11,712)

Balance at December 31, 2008	$728,689	$4,059,112	$4,524,085	$(266,761)	(40,367)	$(782,860)	$23,383	$8,285,648

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

Cash Flows From Operating Activities:
Net Income	$1,353,903	$1,070,606	$896,369
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Operating Activities:
Depreciation and Amortization	731,808	606,226	482,948
Gain on Sale of Assets and Businesses, Net	(110,326)	(41,185)	(42,232)
Loss from Discontinued Operation	12,928	21,369	9,737
Employee Stock-Based Compensation Expense	101,416	64,901	62,739
Excess Tax Benefits from Share-Based Compensation	(10,032)	(28,895)	(14,121)
Minority Interest	34,272	19,751	11,330
Deferred Income Tax Provision (Benefit)	(41,442)	28,873	48,413
Other, Net	(12,587)	4,608	5,760
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(461,239)	(296,120)	(299,335)
Inventories	(581,981)	(417,305)	(338,323)
Other Current Assets	(168,140)	(45,794)	(66,561)
Accounts Payable	230,596	74,815	27,018
Accrued Current Liabilities	62,715	(108,362)	255,009
Other, Net	(31,104)	(70,833)	55,155

Net Cash Provided by Operating Activities-Continuing Operations	1,110,787	882,655	1,093,906
Net Cash Used by Operating Activities-Discontinued Operation	(6,219)	(10,149)	(6,887)

Net Cash Provided by Operating Activities	1,104,568	872,506	1,087,019

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(798,530)	(275,149)	(194,314)
Capital Expenditures for Property, Plant and Equipment for Continuing Operations	(2,484,163)	(1,635,041)	(1,051,100)
Acquisition of Intellectual Property	(24,079)	(23,035)	(31,201)
(Purchase) Sale of Equity Investments in Unconsolidated Affiliates	(11,568)	(335,220)	14,240
Proceeds from Sale of Assets and Businesses, Net	297,285	84,476	39,860
Other Investing Activities	—	(38,500)	—

Net Cash Used by Investing Activities-Continuing Operations	(3,021,055)	(2,222,469)	(1,222,515)
Net Cash Used by Investing Activities-Discontinued Operation	11,000	(10,579)	(19,984)

Net Cash Used by Investing Activities	(3,010,055)	(2,233,048)	(1,242,499)

Cash Flows From Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	477,821	117,865	(109,490)
Borrowings of Long-term Debt	1,498,874	1,488,934	947,820
Repayments on Long-term Debt	(20,541)	(18,171)	(215,805)
Purchase of Treasury Shares	—	(246,190)	(548,575)
Proceeds from Exercise of Stock Options	9,942	34,192	55,438
Excess Tax Benefits from Share-Based Compensation	10,032	28,895	14,121
Other Financing Activities, Net	1,403	(3,896)	1,603

Net Cash Provided by Financing Activities-Continuing Operations	1,977,531	1,401,629	145,112
Net Cash Provided by Financing Activities-Discontinued Operation	—	—	—

Net Cash Provided by Financing Activities	1,977,531	1,401,629	145,112

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4,360)	3,340	2,410
Net Increase (Decrease) in Cash and Cash Equivalents	67,684	44,427	(7,958)
Cash and Cash Equivalents at Beginning of Year	170,714	126,287	134,245

Cash and Cash Equivalents at End of Year	$238,398	$170,714	$126,287

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of Weatherford International Ltd. (a Bermuda exempted company) (“Weatherford Limited”), all majority-owned subsidiaries and all joint ventures for which we control or variable interest entities for which the Company has determined they are the primary beneficiary (collectively, “the Company”). Investments in affiliates in which the Company exercises significant influence over operating and financial policies are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated in consolidation. Beginning in 2008, the Company’s Qatar operations are conducted through a variable interest entity, in which the Company believes it is the primary beneficiary. Accordingly, the Company consolidates this entity and reflects a minority interest.

Nature of Operations

The Company is one of the largest global providers of innovative mechanical solutions, technology and services for the drilling and production sectors of the oil and natural gas industry.

Reclassifications

Certain reclassifications have been made to our fixed asset and minority interest classifications to conform prior year financial information to the current period presentation.

Discontinued Operation

In June 2007, the Company’s management approved a plan to sell its oil and gas development and production business. The business was historically included in the Company’s North America and Europe/West Africa/CIS segments. The results of operations, financial position and cash flows of the business have been reflected in the consolidated financial statements and notes as a discontinued operation for all periods presented. The assets and liabilities held for sale were included in Other Current Assets and Other Current Liabilities, respectively, in the Consolidated Balance Sheets at December 31, 2007. The Company finalized the divestiture of the business in 2008.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to uncollectible accounts receivable, lower of cost or market value of inventories, equity investments, intangible assets and goodwill, property, plant and equipment, income taxes, percentage-of-completion accounting for long-term contracts, self-insurance, pension and postretirement benefit plans and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

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

Major Customers and Credit Risk

Substantially all of the Company’s customers are engaged in the energy industry. This concentration of customers may impact the Company’s overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral in support of its trade receivables. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company’s expectations. International sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds, result in the deprivation of contract rights or the taking of property without fair consideration. Most of the Company’s international sales, however, are to large international or national companies. In 2008, 2007 and 2006, there was no individual customer who accounted for more than 10% of consolidated revenues.

Inventories

The Company values inventories at lower of cost or market using either the first-in, first-out (“FIFO”) or average cost methods. Cost represents third-party invoice or production cost. Production cost includes material, labor and manufacturing overhead.

Property, Plant and Equipment

Property, plant and equipment, both owned and under capital lease, is carried at cost less accumulated depreciation. The carrying value of fixed assets is based on estimates and judgments relative to capitalized costs, useful lives and salvage value where applicable. Maintenance and repairs are expensed as incurred. Expenditures for renewals, replacements and betterments are capitalized. Depreciation on fixed assets, including those under capital leases, is computed using the straight-line method over the estimated useful lives after allowing for salvage value, where applicable. Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $669 million, $553 million and $433 million, respectively. The estimated useful lives of the major classes of property, plant and equipment are as follows:

Estimated
Useful Lives

Buildings and leasehold improvements	5-40 years or lease term
Rental and service equipment	2-20 years
Machinery and other	2-12 years

Rig assets are classified in Rental and Service Equipment on the Consolidated Balance Sheets. From time to time, the Company may review the estimated remaining useful lives of its drilling rigs and may extend the useful life when events and circumstances, such as upgrades or refurbishment activities, indicate the drilling rig can operate beyond its original useful life. All estimated useful lives are evaluated and established based upon appraisal concurrent with acquisition. No changes in the estimated useful lives have occurred since acquisition date.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

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

Goodwill and Indefinite-Lived Intangible Assets

The Company tests for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. The Company’s goodwill impairment test involves a comparison of the fair value of each of the Company’s reporting units with its carrying amount. The Company’s indefinite-lived asset impairment test involves a comparison of the fair value of the intangible asset and its carrying value. Fair value is estimated using discounted cash flows using a discount rate adjusted for the credit risk of the regional reporting unit tested. If the fair value is less than the carrying value, the asset is considered impaired. The amount of the impairment, if any, is then determined based on an allocation of the reporting unit fair values to individual assets and liabilities.

Intangible Assets

The Company’s intangible assets, excluding goodwill, are acquired technology licenses, patents, customer relationships and other identifiable intangible assets. Intangible assets are amortized on a straight-line basis over their estimated economic lives generally ranging from 2 to 20 years except for intangible assets with indefinite lives. As many areas of the Company’s business rely on patents and proprietary technology, it has followed a policy of seeking patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance. The Company capitalizes patent defense costs when it determines that a successful defense is probable.

Pension and Postretirement Benefit Plans

The Company has defined benefit pension and other postretirement benefit plans covering certain of its employees. Costs of the plan are charged to income and consist of several components, known collectively as net periodic pension cost, which are based on various actuarial assumptions regarding future experience of the plans. Amounts recorded for these defined benefit plans reflect estimates related to future interest rates, investment rates of return, employee turnover and wage increases. The Company reviews all assumptions and estimates on an ongoing basis. As of December 31, 2008 and 2007, the Company has recognized the overfunded or underfunded status of its plans as an asset or liability in the Consolidated Balance Sheets.

Research and Development Expenditures

Research and development expenditures are expensed as incurred.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

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

Employee Share-Based Compensation

The Company accounts for all share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights under SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS No. 123R”). Under SFAS No. 123R, the fair value of employee stock-based awards granted is measured at the grant date and is recognized as an expense over the service period, which is usually the vesting period.

SFAS No. 123R requires the cash outflows resulting from the tax benefits from the tax deductions in excess of compensation cost recognized for share based payment awards to be classified as financing cash flows. Had the Company not adopted SFAS No. 123R, the excess tax benefits would have been classified as an operating cash inflow.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”) in 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon examination by the relevant taxing authority.

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

Percentage of Completion — Revenue from long-term contracts, primarily for the Company’s integrated project management services, is reported on the percentage-of-completion method of accounting. This method of accounting requires the Company to calculate contract profit to be recognized in each reporting period for each contract based upon its projections of future outcomes, which include:

•	estimates of the total cost to complete the project;

•	estimates of project schedule and completion date;

•	estimates of the extent of progress toward completion; and

•	amounts of any change orders or claims included in revenue.

Measurements of progress are generally output based related to physical progress. At the outset of each contract, the Company prepares a detailed analysis of its estimated cost to complete the project. Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process. The Company’s personnel periodically evaluate the estimated costs, claims, change orders, and percentage of completion at the contract level. The recording of profits and losses on long-term contracts requires an estimate of the

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit times the current percentage complete for the contract.

Earnings per Share

The basic earning per share for all periods presented equals net income divided by the weighted average number of the Company’s common shares, $1.00 par value (“Common Share”) outstanding during the period. Diluted earning per share is computed by dividing net income, as adjusted for the assumed conversion of dilutive debentures, by the weighted average number of Common Shares outstanding during the period as adjusted for the dilutive effect of the Company’s stock option and restricted share plans and warrant. The diluted earnings per share calculation excludes 6 million potential shares for the year ended December 31, 2008, due to their antidilutive effect. Antidilutive potential shares were not significant for the years ended December 31, 2007 and 2006.

The Company’s Board of Directors approved a two-for-one share split of its Common Shares effected through a share dividend. Shareholders of record on May 9, 2008 were entitled to the dividend, which was distributed on May 23, 2008. All share and option amounts included in the accompanying consolidated financial statements and related notes reflect the effect of the share split.

The following reconciles basic and diluted weighted average number of shares outstanding:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Basic weighted average shares outstanding	682,704	677,032	692,246
Dilutive effect of:
Warrant	5,720	5,570	4,410
Stock option and restricted share plans	9,754	12,914	13,008

Diluted weighted average shares outstanding	698,178	695,516	709,664

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activity. Entities are required to provide enhanced disclosures about how and why they use derivative instruments,

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

In November 2008, the Company acquired a group of affiliated companies in Latin America, which provide project management services, drilling fluids, contract drilling and environmental services in Latin America. Consideration for the transaction totaled approximately $160 million, which was comprised of approximately six million shares valued at approximately $65 million, non-cash consideration of approximately $75 million and cash of approximately $20 million. An additional $65 million in cash consideration for this acquisition is contingent on the occurrence of future events and circumstances and will be recorded by the Company when and if these events occur. The total purchase price was allocated based upon preliminary, estimated fair values which are subject to change once final valuations of the assets and liabilities are completed.

In August 2008, the Company acquired International Logging, Inc. (“ILI”), a provider of surface logging and formation and evaluation and drilling related services for approximately $400 million. The total purchase price was allocated to ILI’s net tangible and identifiable intangible assets based on their preliminary, estimated fair values. The Company allocated approximately $140 million of the purchase price to intangible assets (See Note 8). The excess of the purchase price over the net assets was recorded as goodwill.

In association with a prior acquisition, the Company identified pre-acquisition contingencies related to duties and taxes associated with the importation of certain equipment assets to foreign jurisdictions. At December 31, 2008, the Company has a liability of approximately $9 million for this matter. If the Company used the high end of the range, the aggregate potential liability would be approximately $10 million higher.

The Company also acquired various other businesses during the years ended December 31, 2008, 2007 and 2006 for cash consideration of approximately $380 million, $253 million and $187 million, respectively. In addition, other 2008 acquisitions included the issuance of approximately two million shares valued at approximately $65 million.

3.	Equity Investment Acquisition

The Company acquired a 33% ownership interest in Premier Business Solutions (“PBS”) in June 2007 for approximately $330 million. PBS conducts business in Russia and is the world’s largest electric submersible pump manufacturer by volume. In January 2008, the Company sold its electrical submersible pumps (“ESP”) product line to PBS and received a combination of cash and an additional equity investment in PBS in consideration of the sale. This transaction increased the Company’s ownership percentage to approximately 40%. The Company’s investment in PBS is included in Equity Investments in the accompanying Condensed Consolidated Balance Sheets at December 31, 2008 and 2007. The assets and liabilities of the ESP product line were classified as held for sale at December 31, 2007 and included in Other Current Assets and Other Current Liabilities in the Condensed Consolidated Balance Sheet.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Discontinued Operation

In June 2007, the Company’s management approved a plan to sell its oil and gas development and production business. The Company finalized the divestiture of the business in June 2008. The results of operations, financial position and cash flows of the business have been reflected in the condensed consolidated financial statements and notes as a discontinued operation for all periods presented.

Operating results of the oil and gas development and production business were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues	$556	$2,299	$—

Loss Before Income Taxes	$25,811	$30,303	$14,686
Benefit for Income Taxes	12,883	8,934	4,949

Loss from Discontinued Operation, Net of Taxes	$12,928	$21,369	$9,737

The 2008 loss includes charges of approximately $21 million associated with a settlement of a legal dispute regarding the business. These charges were partially offset by an $11 million gain, net of taxes, recognized upon the finalization of the divestiture. The 2007 loss includes approximately $17 million, net of tax, for asset impairment charges related to write-downs of the operation’s U.S. properties. In addition, the Company completed the sale of the operation’s international properties in November 2007 and recorded a gain of approximately $5 million, net of tax, in connection with the sale.

5.	Cash Flow Information

Gain on Sales of Assets and Businesses, Net

Gain on sales of assets and businesses, net for the year ended December 31, 2008 of $110 million includes a $19 million write-off of fixed assets resulting from the Company’s exit from sanctioned countries, an $81 million gain recognized in connection with the sale of a 50% interest in a subsidiary the Company controls to Qatar Petroleum and $48 million in gains related to the Company’s divestiture of other assets and businesses.

Non-cash Activities

The Company issued approximately eight million shares valued at approximately $130 million in connection with acquisitions during the year ended December 31, 2008. There were no shares issued in connection with acquisitions during 2007 or 2006.

During the year ended December 31, 2008, there were non-cash investing activities of approximately $75 million related to the Company’s consideration for an acquisition. During the years ended December 31, 2007 and 2006, there were non-cash investing activities of $20 million and $64 million, respectively, related to the notes receivable received in exchange for the Company’s business and asset sales.

Supplemental Cash Flow Information

Cash paid for interest and income taxes, net of refunds, was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Interest paid, net of capitalized interest	$233,468	$184,093	$93,288
Income taxes paid, net of refunds	271,418	372,025	147,973

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Inventories

Inventories by category were as follows:

	December 31,
	2008	2007
	(In thousands)

Raw materials, components and supplies	$430,352	$373,383
Work in process	152,864	118,407
Finished goods	1,505,126	1,115,894

	$2,088,342	$1,607,684

Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

7.	Goodwill

Goodwill is evaluated for impairment on at least an annual basis. The Company performs its annual goodwill impairment test as of October 1. In addition, the Company updated its goodwill impairment test in December 2008 as a result of the decline in its Common Share price during the fourth quarter of 2008. The Company’s 2008 impairment tests indicated goodwill was not impaired. The Company will continue to test its goodwill annually as of October 1 unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company’s operating segments consist of the following reporting units:

•	North America — (i) United States and (ii) Canada

•	Latin America

•	Europe/West Africa/CIS — (i) Europe, (ii) West Africa and (iii) Russia/CIS

•	Middle East/North Africa/Asia — (i) Middle East/North Africa and (ii) Asia Pacific

The changes in the carrying amount of goodwill for the two years ended December 31, 2008 were as follows:

		Middle East/	Europe/
	North	North Africa/	West Africa/	Latin
	America	Asia	CIS	America	Total
	(In thousands)

As of December 31, 2006	$1,759,086	$595,310	$499,686	$146,507	$3,000,589
Acquisitions	33,497	3,131	161,840	1,087	199,555
Disposals	(19,626)	—	(5,523)	—	(25,149)
Purchase price and other adjustments	(153)	374	1,060	4,494	5,775
Foreign currency translation	145,607	6,006	21,370	4,737	177,720

As of December 31, 2007	1,918,411	604,821	678,433	156,825	3,358,490
Acquisitions	86,037	99,456	169,941	155,098	510,532
Disposals	(4,380)	—	(1,435)	(27)	(5,842)
Purchase price and other adjustments	5,299	(15,847)	5,950	7,766	3,168
Foreign currency translation	(191,657)	(12,872)	(117,959)	(12,945)	(335,433)

As of December 31, 2008	$1,813,710	$675,558	$734,930	$306,717	$3,530,915

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Other Intangible Assets, Net

The components of intangible assets were as follows:

	December 31, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)

Acquired technology	$377,393	$(67,281)	$310,112	$344,765	$(52,769)	$291,996
Licenses	243,741	(87,624)	156,117	238,153	(75,414)	162,739
Patents	172,754	(58,410)	114,344	134,217	(50,644)	83,573
Customer relationships and contracts	98,428	(19,614)	78,814	51,837	(13,044)	38,793
Other	78,024	(35,928)	42,096	55,334	(35,436)	19,898

	$970,340	$(268,857)	$701,483	$824,306	$(227,307)	$596,999

Intangibles obtained through acquisitions are initially recorded at estimated fair value based on preliminary information. Final evaluations are obtained within one year from the date of acquisition. During 2008, the Company allocated value to the intangible assets acquired in the acquisition of ILI based on a valuation performed by a third party. The Company allocated approximately $100 million to acquired technology and approximately $40 million to customer relationships. The acquired technology and customer relationships are being amortized over estimated useful lives of 3-15 years.

The Company has trademarks that are considered to have indefinite lives as the Company has the ability and intent to renew indefinitely. These trademarks had a carrying value of $16 million and $11 million as of December 31, 2008 and December 31, 2007, respectively, and are included in the Other caption in the table above.

Amortization expense was $63 million, $54 million and $50 million for the years ended December 31, 2008, 2007 and 2006, respectively. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2008 is expected to be as follows (in thousands):

2009	$71,993
2010	70,626
2011	68,808
2012	67,265
2013	65,966

9.	Short-term Borrowings and Current Portion of Long-term Debt

	December 31,
	2008	2007
	(In thousands)

Revolving credit facility	$1,068,000	$491,000
Commercial paper program	127,884	191,621
Other short-term bank loans	44,205	80,025

Total short-term borrowings	1,240,089	762,646
Current portion of long-term debt	15,858	11,574

Short-term borrowings and current portion of long-term debt	$1,255,947	$774,220

Weighted average interest rate on short-term borrowings outstanding at end of year	1.07%	5.39%

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company maintains a $1.5 billion revolving credit agreement with a syndicate of banks. In March 2008, the Company entered into an additional $250 million revolving credit facility. These lending facilities allow for a combination of borrowings, support of the Company’s commercial paper program and issuances of letters of credit and both mature in May 2011. In October 2008, the Company entered into an additional $550 million in revolving credit facilities. These facilities allow for a combination of borrowings and issuances of letters of credit and mature in October 2009. The weighted average interest rate on outstanding borrowings of these facilities at December 31, 2008 was 0.9%. There were $53 million in outstanding letters of credit under these facilities at December 31, 2008.

These borrowing facilities require the Company to maintain a debt-to-capitalization ratio of less than 60% and contain other covenants and representations customary for an investment-grade commercial credit. The Company was in compliance with these covenants at December 31, 2008.

The Company has a $1.5 billion commercial paper program under which it may from time to time issue short-term unsecured notes. The commercial paper program is supported by the Company’s revolving credit facilities. The weighted average interest rate related to outstanding commercial paper issuances at December 31, 2008 was 1.3%.

The Company has short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At December 31, 2008, the Company had $44 million in short-term borrowings under these arrangements with a weighted average interest rate of 4.2%. In addition, the Company had $220 million of letters of credit and bid and performance bonds under these uncommitted facilities.

The Company’s short-term borrowings approximate their fair value as of December 31, 2008 and 2007.

10.	Long-term Debt

	December 31,
	2008	2007
	(In thousands)

6.625% Senior Notes due 2011	$354,286	$355,619
5.95% Senior Notes due 2012	599,153	598,940
5.15% Senior Notes due 2013	510,833	—
4.95% Senior Notes due 2013	253,959	254,681
5.50% Senior Notes due 2016	348,859	348,732
6.35% Senior Notes due 2017	599,576	599,539
6.00% Senior Notes due 2018	497,512	—
6.50% Senior Notes due 2036	595,824	595,772
6.80% Senior Notes due 2037	298,171	298,150
7.00% Senior Notes due 2038	498,318	—
Foreign bank and other debt denominated in foreign currencies	16,046	18,098
Capital lease obligations	6,012	8,378
Other	1,564	—

	4,580,113	3,077,909
Less amounts due in one year	15,858	11,574

Long-term debt	$4,564,255	$3,066,335

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of scheduled long-term debt maturities by year (in thousands):

2009	$15,858
2010	10,806
2011	358,256
2012	605,009
2013	750,533
Thereafter	2,839,651

$4,580,113

In March 2008, the Company completed a $1.5 billion long-term debt offering comprised of (i) $500 million of 5.15% Senior Notes due in 2013 (“5.15% Senior Notes”), (ii) $500 million of 6.00% Senior Notes due 2018 (“6.00% Senior Notes”) and (iii) $500 million of 7.00% Senior Notes due 2038 (“7.00% Senior Notes”). Interest on these notes is due semi-annually on March 15 and September 15 of each year. The estimated fair value at December 31, 2008 of the 5.15% Senior Notes, the 6.00% Senior Notes, and the 7.00% Senior Notes was $463 million, $456 million and $394 million, respectively.

In June 2007, the Company completed a $1.5 billion long-term debt offering comprised of (i) $600 million of 5.95% senior notes due 2012 (“5.95% Senior Notes”), (ii) $600 million of 6.35% senior notes due 2017 (“6.35% Senior Notes”) and (iii) $300 million of 6.80% senior notes due 2037 (“6.80% Senior Notes”). Interest on these notes are due payable semi-annually on June 15 and December 15 of each year. The estimated fair value at December 31, 2008 of the 5.95% Senior Notes, the 6.35% Senior Notes and the 6.80% Senior Notes was $585 million, $513 million and $227 million, respectively.

In August 2006, the Company completed an offering of $600 million senior notes at a coupon rate of 6.50% (“6.50% Senior Notes”) with a maturity in August 2036. The interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year. The estimated fair value of the 6.50% Senior Notes was $495 million as of December 31, 2008.

In February 2006, the Company completed an offering of $350 million senior notes at a coupon rate of 5.50% (“5.50% Senior Notes”) with a maturity in February 2016. The interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year. As evidenced by market transactions, the estimated fair value of the 5.50% Senior Notes was $306 million as of December 31, 2008.

In October 2003, the Company completed a public offering of $250 million of 4.95% Senior Notes due 2013 (“4.95% Senior Notes”). The interest on the notes is payable semi-annually in arrears on April 15 and October 15 of each year. The estimated fair value of the 4.95% Senior Notes was $213 million as of December 31, 2008.

In November 2001, the Company completed a private placement of $350 million of 6.625% Senior Notes due 2011 (“6.625% Senior Notes”). The interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year. The estimated fair value of the 6.625% Senior Notes was $330 million as of December 31, 2008.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a recap of the annualized effective rates on the Company’s long-term debt. The effective rate is determined after giving consideration to all derivative activity and amortization of original issue discount (See Note 11).

	Year Ended
	December 31,
	2008	2007

6.625% Senior Notes due 2011	6.2%	6.3%
5.95% Senior Notes due 2012	6.0%	6.0%
4.95% Senior Notes due 2013	4.8%	4.8%
5.15% Senior Notes due 2013	5.1%	—
5.50% Senior Notes due 2016	5.5%	5.5%
6.35% Senior Notes due 2017	6.4%	6.4%
6.00% Senior Notes due 2018	6.0%	—
6.50% Senior Notes due 2036	6.5%	6.5%
6.80% Senior Notes due 2037	6.8%	6.8%
7.00% Senior Notes due 2038	7.1%	—

11.	Derivative Instruments

Interest Rate Swaps

The Company uses interest rate swaps to help mitigate exposures related to short-term interest rates. Amounts received upon termination of the swaps represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are being amortized as a reduction to interest expense over the remaining term of the debt.

Upon completion of the long-term debt offering in March 2008, the Company entered into interest rate swap agreements on an aggregate notional amount of $500 million against its 5.15% Senior Notes. These agreements were terminated in December 2008. As a result of these terminations, the Company received cash proceeds, net of accrued interest, of $12 million. The gain associated with these interest rate swap terminations has been deferred and will be amortized over the remaining term of the 5.15% Senior Notes. As of December 31, 2008 and 2007, the Company had net unamortized gains of $21 million and $12 million, respectively, associated with interest rate swap terminations.

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

Other Derivative Instruments

As of December 31, 2008 and 2007, we had several foreign currency forward contracts with notional amounts aggregating $503 million and $682 million, respectively, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian krone. The total estimated fair value of these contracts at December 31, 2008 resulted in a liability of approximately $2 million and at December 31, 2007, resulted in an asset of approximately

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, the Company entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At December 31, 2008 and 2007, the Company had notional amounts outstanding of $280 million and $364 million, respectively. The total estimated fair value of these contracts at December 31, 2008 and 2007 resulted in an asset of $1 million and a liability of $74 million, respectively. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

Effective January 1, 2008, the Company adopted SFAS No. 159. SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. The Company already recorded derivative contracts and hedging activities at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The adoption of SFAS No. 159 had no impact on the financial statements as the Company did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

Effective January 1, 2008, the Company adopted SFAS No. 157, as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Accordingly, the Company will defer the adoption of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities until January 1, 2009.

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

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS No. 157, the following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2008:

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Derivative contracts	$—	$1,455	$—	$1,455
Liabilities:
Derivative contracts	—	2,233	—	2,233

12.	Shareholders’ Equity

Authorized Shares

The Company is authorized to issue 1,000,000,000 Common Shares and 10,000,000 undesignated preferred shares, $1.00 par value. As of December 31, 2008, no preferred shares have been issued.

Share Repurchase Program

In December 2005, the Company’s Board of Directors approved a share repurchase program under which the Company can spend up to $1 billion to repurchase Company’s outstanding Common Shares. Pursuant to this program, the Company purchased approximately 10 million and 25 million Common Shares during the years ended December 31, 2007 and 2006, at an average price per share of $24.08 and $21.90, respectively. No shares were repurchased during the year ended December 31, 2008. As of December 31, 2008, the Company had $205 million available under this authorization to repurchase shares.

Warrant

On February 28, 2002, the Company issued Shell Technology Ventures Inc. a warrant to purchase up to 12.9 million Common Shares at a price of $15.00 per share. Effective July 12, 2006, this agreement was amended and restated to reflect, among other things, changes in the Company’s capital structure. The warrant remains exercisable until February 28, 2012 and is subject to adjustment for changes in the Company’s capital structure or the issuance of dividends in cash, securities or property. Upon exercise by the holder, settlement may occur through physical delivery, net share settlement, net cash settlement or a combination thereof. The net cash settlement option upon exercise is at the sole discretion of the Company. In addition, the amended and restated warrant no longer contains a conversion feature, which previously allowed the warrant holder to convert the warrant into Common Shares. The amendment did not affect the accounting or classification of the warrant.

13.	Share-Based Compensation Plans

Incentive Plan

In May 2006, shareholders voted to approve the Weatherford International Ltd. 2006 Omnibus Incentive Plan (“Omnibus Plan”) previously adopted by the Board of Directors in February 2006. The Omnibus Plan provides for awards of options, stock appreciation rights, restricted share awards (“RSA”), restricted share units (“RSU”), performance share awards, performance unit awards, other share-based awards and cash-based awards to any employee or non-employee director of the Company or any of its affiliates. All future issuances of share-based awards will be made from the Omnibus Plan. The provisions of each award will vary based on the type of award granted and will be specified by the Compensation Committee of the Board of Directors. Those awards, such as options and SARs, that are based on a specific contractual term will be granted with a term not to exceed ten years. The terms of the issuances to date under the Omnibus Plan are consistent with awards previously granted. Under the

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Omnibus Plan, there are 20 million Common Shares available for grant. As of December 31, 2008, approximately eight million shares were available for grant under the plan. To date, only options, restricted shares and restricted share units have been granted under the Omnibus Plan.

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

RSAs and RSUs vest based on continued employment, and vesting generally occurs over a two to five-year period, with an equal amount of the restricted shares vesting on each anniversary of the grant date or with 50% of the shares vesting after two years and the remaining portion vesting in the fourth year.

The fair value of RSAs and RSUs is determined based on the closing price of the Company’s shares on the grant date. The total fair value, less assumed forfeitures, is amortized to expense on a straight-line basis over the vesting period.

Executive Deferred Compensation Plan

Under the Company’s Executive Deferred Compensation Stock Ownership Plan (the “EDC Plan”), a portion of the compensation for certain key employees of the Company, including officers and employee directors, can be deferred for payment after retirement or termination of employment. The Company has established a grantor trust to fund the benefits under the EDC Plan. The funds provided to such trust are invested by a trustee independent of the Company in Common Shares, which are purchased by the trustee on the open market. The assets of the trust are available to satisfy the claims of all general creditors of the Company in the event of bankruptcy or insolvency. Accordingly, the Common Shares held by the trust and the liability of the Company under the EDC Plan are included in the accompanying Consolidated Balance Sheets as Treasury Shares, Net. Effective December 31, 2008, the Company suspended the EDC Plan. While the plan is suspended, no new participants may join the plan and no further deferrals of compensation or matching contributions will be made under the plan unless and until the Company’s Board of Directors determines otherwise.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation Expense and Activity

The Company recognized the following employee share-based compensation expense during the years ended December 31, 2008, 2007 and 2006:

	Year Ended
	December 31,
	2008	2007	2006
	(In thousands)

Share-based compensation	$101,416	$64,901	$62,739
Related tax benefit	35,496	22,715	21,959

The Company uses the Black-Scholes option pricing model to determine the fair value of options award on the date of grant. The estimated fair value of the options is amortized to expense on a straight-line basis over their vesting period. The specific assumptions used in determining the fair values for option grants during the years ended 2007 and 2006 are discussed in more detail below and are noted in the following table. There were no stock options granted in 2008.

The expected volatility of options granted in 2007 was determined using a blended rate based upon implied volatility calculated on actively traded options on the Company’s common shares and upon the historical volatility of its common shares. The expected volatility of options granted in 2006 and 2005 was based upon the historical volatility of the Company’s common stock. The risk-free interest rate is determined based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the option at the time the option was granted. In estimating the expected lives of the stock options, the Company has relied primarily on actual experience with previous stock option grants. The expected life is less than the term of the option as option holders, in our experience, exercise or forfeit the options during the term of the option.

	Year Ended
	December 31,
	2007	2006

Expected volatility	31.0%	36.2%
Expected dividends	—	—
Expected term (in years)	5.0	5.0
Risk-free rate	4.5%	4.7%

A summary of option activity under the stock option plans as of December 31, 2008, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
			(In years)	(In thousands)

Outstanding at January 1, 2008	15,555,208	$8.08
Granted	—	—
Exercised	(1,487,939)	6.71
Forfeited	(72,000)	25.34

Outstanding at December 31, 2008	13,995,269	8.14	5.91	$49,559
Vested or Expected to Vest at December 31, 2008	13,995,269	8.14	5.91	49,559
Exercisable at December 31, 2008	13,118,969	7.32	5.81	49,559

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant date fair value of options granted during the years ended December 31, 2007 and 2006 was $7.16 and $8.78, respectively. There were no options granted during 2008. The intrinsic value of options exercised during 2008, 2007 and 2006 was $46 million, $110 million and $146 million, respectively. As of December 31, 2008, there was $4 million of total unrecognized compensation cost related to the Company’s unvested stock options and that cost is expected to be recognized over a weighted-average period of 2 years.

A summary of the status of the Company’s non-vested RSAs and RSUs issued under its Restricted Share Plan and Omnibus Plan as of December 31, 2008 and changes during the year then ended, is presented below:

		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	RSA	Fair Value	RSU	Fair Value

Non-Vested at January 1, 2008	4,994,854	$19.52	3,696,900	$21.25
Granted	3,619,970	32.95	3,493,204	32.13
Vested	(788,327)	14.94	(453,282)	17.61
Forfeited	(447,649)	24.86	(623,948)	22.86

Non-Vested at December 31, 2008	7,378,848	26.16	6,112,874	27.40

The weighted-average grant date fair value of RSAs and RSUs granted during the years ended 2008, 2007 and 2006 was $32.55, $25.42 and $21.82, respectively. The total fair value of RSAs and RSUs vested during the years ended 2008, 2007 and 2006 was $40 million, $156 million and $47 million, respectively. As of December 31, 2008, there was $247 million of total unrecognized compensation cost related to non-vested RSAs and RSUs, which is expected to be recognized over a weighted-average period of 2 years.

14.	Retirement and Employee Benefit Plans

The Company has defined contribution plans covering certain employees. Contribution expenses related to these plans totaled $32 million, $29 million and $22 million in 2008, 2007 and 2006, respectively.

The Company has defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees. Plan benefits are generally based on factors such as age, compensation levels and years of service. The Company has a SERP which provides pension benefits to certain executives upon retirement. This plan is a nonqualified, unfunded retirement plan and in order to meet its future benefit obligations under the SERP, the Company maintains life insurance policies on the lives of the participants. These policies are not included as plan assets nor in the funded status amounts in the table below. The Company is the sole owner and beneficiary of such policies.

Effective December 31, 2006, the Company adopted Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”), which requires recognition of the overfunded or underfunded status of an entity’s defined benefit or postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit or postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the previously deferred portion of defined benefit or postretirement plans in other comprehensive income.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in benefit obligations were as follows:

	Year Ended December 31,
	2008		2007
	United		United
	States	International	States	International
	(In thousands)

Benefit obligation at beginning of year	$115,585	$189,193	$94,307	$153,940
Service cost	2,879	13,557	2,642	11,308
Interest cost	6,017	9,905	5,391	8,189
Plan participants’ contributions	—	3,547	—	3,436
Business combinations	—	—	—	2,483
Amendments	—	(553)	2,901	152
Curtailments	—	—	(2,010)	—
Settlements	(12,001)	(2,116)	(8,606)	(42)
Actuarial (gain)/loss	10,691	(22,099)	21,887	7,606
Currency fluctuations	—	(43,060)	—	7,325
Benefits paid	(1,249)	(4,966)	(927)	(5,204)

Benefit obligation at end of year	$121,922	$143,408	$115,585	$189,193

The changes in plan assets were as follows:

	Year Ended December 31,
	2008		2007
	United		United
	States	International	States	International
	(In thousands)

Fair value of plan assets at beginning of year	$10,518	$142,919	$12,023	$120,447
Actual return on plan assets	(2,816)	(23,760)	821	7,079
Employer contribution	535	14,408	1,079	11,371
Plan participants’ contributions	—	3,547	—	3,436
Business combinations	—	—	—	1,338
Settlements	—	(1,984)	(2,478)	(42)
Currency fluctuations	—	(34,123)	—	4,054
Benefits paid	(1,141)	(4,414)	(927)	(4,764)

Fair value of plan assets at end of year	7,096	96,593	10,518	142,919

Funded status	$(114,826)	$(46,815)	$(105,067)	$(46,274)

The amounts recognized in the Consolidated Balance Sheets were as follows:

	Year Ended December 31,
	2008		2007
	United		United
	States	International	States	International
	(In thousands)

Noncurrent assets	$—	$—	$—	$136
Current liabilities	(8,671)	(494)	(12,075)	—
Noncurrent liabilities	(106,155)	(46,321)	(92,992)	(46,410)

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost were as follows:

	Year Ended December 31,
	2008		2007
	United		United
	States	International	States	International
	(In thousands)

Net loss	$57,888	$20,796	$53,177	$16,297
Net prior service costs (credit)	15,358	(755)	17,191	(1,271)
Net transition asset	—	(20)	—	(25)

Total accumulated other comprehensive income	$73,246	$20,021	$70,368	$15,001

The accumulated benefit obligation for defined benefit pension plans was $79 million and $84 million at December 31, 2008 and 2007, respectively, for the U.S. plans and $129 million and $173 million at December 31, 2008 and 2007, respectively, for the international plans.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets or accumulated benefit obligations in excess of plan assets as of December 31, 2008 and 2007 were as follows:

	2008		2007
	United		United
	States	International	States	International
	(In thousands)

Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$121,922	$143,156	$115,585	$185,963
Fair value of plan assets	7,096	96,162	10,518	139,281
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	78,727	128,474	84,034	151,352
Fair value of plan assets	7,096	96,162	10,518	117,816

The components of net periodic benefit cost during the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008		2007		2006
	United		United		United
	States	International	States	International	States	International
	(In thousands)

Service cost	$2,879	$13,557	$2,642	$11,308	$2,301	$9,694
Interest cost	6,017	9,905	5,391	8,189	4,154	6,575
Expected return on plan assets	(687)	(8,700)	(744)	(8,003)	(765)	(6,126)
Amortization of transition asset	—	(4)	—	(4)	—	(4)
Amortization of prior service cost (credit)	1,833	(47)	2,108	(87)	2,234	(104)
Settlements/curtailments	5,621	(126)	1,548	4	6,848	—
Amortization of net loss	3,862	319	4,224	208	1,807	549

Net periodic benefit cost	$19,525	$14,904	$15,169	$11,615	$16,579	$10,584

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income during the years ended December 31, 2008 and 2007 were as follows:

	2008		2007
	United		United
	States	International	States	International
	(In thousands)

New Activity:
Net loss for the year	$14,194	$10,747	$19,799	$8,525
Net prior service cost for the year	—	90	2,901	152
Reclassification Adjustments:
Net loss	(9,483)	(193)	(3,891)	(212)
Prior service credit (cost)	(1,833)	47	(3,989)	87
Transition asset	—	4	—	4

Total other comprehensive income:	$2,878	$10,695	$14,820	$8,556

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2009 are as follows:

	United
	States	International
	(In thousands)

Net loss	$4,312	$602
Prior service costs (credit)	1,833	(40)
Transition asset	—	(4)

Prior service costs are amortized using an alternative straight-line method over the average remaining service period of employees expected to receive plan benefits.

Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions.

The weighted average assumption rates used for benefit obligations were as follows:

	Year Ended December 31,
	2008	2007

Discount rate:
United States plans	5.75 - 6.25%	5.00 - 6.00%
International plans	2.10 - 6.00	1.94 - 8.10
Rate of compensation increase:
United States plans	8.00	8.00
International plans	2.00 - 5.15	2.00 - 6.50

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumption rates used for net periodic benefit costs were as follows:

	Year Ended December 31,
	2008	2007	2006

Discount rate:
United States plans	5.75 - 6.00%	5.00 - 5.50%	5.00 - 5.50%
International plans	1.94 - 5.60	1.90 - 6.60	2.00 - 5.80
Expected return on plan assets:
United States plans	7.00	5.00 - 7.00	5.00 - 7.00
International plans	4.20 - 7.34	4.00 - 6.82	4.00 - 7.50
Rate of compensation increase:
United States plans	8.00	8.00	6.00
International plans	2.00 - 4.77	2.00 - 6.50	2.00 - 6.08

In determining the overall expected long-term rate of return for plan assets, the Company takes into consideration the historical experience as well as future expectations of the asset mix involved. As different investments yield different returns, each asset category must be reviewed individually and then weighted for significance in relation to the total portfolio.

The weighted average asset allocations at December 31, 2008 and 2007, by asset category were as follows:

	2008		2007
	United		United
	States	International	States	International

Equity	58%	62%	59%	73%
Debt securities	42	23	40	18
Other	—	15	1	9

Total	100%	100%	100%	100%

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

In 2009, the Company expects to contribute less than $1 million in the U.S. and $10 million internationally to its pension and other postretirement benefit plans. In addition, the following benefit payments, which reflect expected future service and anticipated settlements, as appropriate, are expected to be paid (in thousands):

	United States	International

2009	$9,736	$2,407
2010	9,102	1,559
2011	9,338	3,253
2012	9,159	2,854
2013	12,388	3,183
2014 - 2018	70,712	31,331

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes

The components of Income from Continuing Operations Before Income Taxes and Minority Interest were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Domestic	$533,942	$512,275	$536,440
Foreign	1,155,972	932,211	702,469

	$1,689,914	$1,444,486	$1,238,909

The Company’s income tax benefit (provision) from continuing operations consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Current:
U.S. federal and state income taxes	$(96,549)	$(132,182)	$(82,177)
Foreign	(233,704)	(171,705)	(190,883)

Total current	(330,253)	(303,887)	(273,060)

Deferred:
U.S. federal	37,045	(47,990)	(78,819)
Foreign	4,397	19,117	30,406

Total deferred	41,442	(28,873)	(48,413)

	$(288,811)	$(332,760)	$(321,473)

The difference between the tax (provision) benefit at the statutory federal income tax rate and the tax (provision) benefit attributable to Income from Continuing Operations Before Income Taxes and Minority Interest for the three years ended December 31, 2008 is analyzed below:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Statutory federal income tax rate	$(591,470)	$(505,571)	$(433,618)
Effect of state income tax, net and alternative minimum tax	(11,177)	(8,957)	(1,910)
Effect of domestic non-deductible expenses	(2,510)	(5,295)	2,397
Change in valuation allowance	(4,574)	(6,662)	(8,395)
Effect of foreign income tax, net	332,332	204,470	99,291
Change in income tax reserve	(9,302)	(5,425)	7,500
Other	(2,110)	(5,320)	13,262

	$(288,811)	$(332,760)	$(321,473)

During 2008, the Company recorded a benefit of approximately $100 million related to foreign taxes paid that will be used to reduce its future United States tax liability. This adjustment is presented in effect of foreign income tax, net.

During 2006, the Company recorded a benefit of $26 million related to the favorable settlement of certain foreign income tax exposures. This adjustment is presented in effect of foreign income tax, net.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, the Company completed an analysis of book and tax basis differences in its major tax paying jurisdictions and, as a result, recorded a tax benefit of $13 million, of which, $5 million is presented in effect of foreign income tax, net and $8 million is presented in other. In addition, during 2006, the Company recorded $11 million of benefits related to certain prior year foreign income tax returns. This adjustment is presented in effect of foreign income tax, net. The Company recorded a $20 million benefit related to its prior year domestic income tax returns during 2006. Of this benefit, $15 million is presented in effect of foreign income tax, net and $5 million is presented in other. The Company assessed these adjustments and concluded that these adjustments were immaterial, individually and in the aggregate, to the Company’s prior years’ results of operations.

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

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting. The components of the net deferred tax asset (liability) attributable to continuing operations were as follows:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Domestic and foreign operating losses	$118,519	$109,898
Accrued liabilities and reserves	180,476	173,855
Tax credits	127,331	34,343
Other differences between financial and tax basis	76,519	63,626
Differences between financial and tax basis inventory	32,596	51,590
Valuation allowance	(68,853)	(61,626)

Total deferred tax assets	466,588	371,686

Deferred tax liabilities:
Property, plant and equipment	(180,852)	(156,073)
Goodwill and other intangibles	(188,883)	(181,626)
Unremitted foreign earnings	(1,046)	(18,787)
Other differences between financial and tax basis	(31,201)	(10,555)

Total deferred tax liabilities	(401,982)	(367,041)

Net deferred tax assets	$64,606	$4,645

The overall increase in the valuation allowance in 2008 is primarily attributable to the establishment of a valuation allowance against net operating losses (“NOLs”) in various jurisdictions. Management’s assessment is that the character and nature of future taxable income may not allow the Company to realize the tax benefits of the NOLs and tax credits within the allowable carryforward period. Therefore, an appropriate valuation allowance has been made.

The Company has provided additional taxes for the anticipated repatriation of earnings of its foreign subsidiaries where Management has determined that the foreign subsidiaries earnings are not indefinitely reinvested. For foreign subsidiaries whose earnings are indefinitely reinvested, no provision for U.S. federal and state income taxes has been provided. If the earnings were not indefinitely reinvested, the estimated tax benefit would be approximately $57 million after application of available foreign tax credits.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the Company had approximately $392 million of NOLs, $71 million of which were generated by certain domestic subsidiaries prior to their acquisition by the Company. The use of these acquired domestic NOLs is subject to limitations imposed by the Internal Revenue Code and is also restricted to the taxable income of the subsidiaries generating these losses. Loss carryforwards, if not utilized, will expire at various dates from 2008 through 2028.

At December 31, 2008, the Company had approximately $113 million of foreign tax credits available to offset future payments of federal income taxes. The foreign tax credits expire in varying amounts through 2018.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $34 million. As a result of the implementation of FIN No. 48, the Company recognized a $1.1 million increase in the liability for unrecognized tax benefits accounted for as a $0.3 million increase to retained earnings (cumulative effect) and a $1.4 million increase to goodwill.

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows (in thousands):

Balance at January 1, 2008	$37,805
Additions as a result of tax positions taken during a prior period	8,904
Reductions as a result of tax positions taken during a prior period	(71)
Additions as a result of tax positions taken during the current period	1,391
Reductions relating to settlements with taxing authorities	(2,767)
Reductions as a result of a lapse of the applicable statute of limitations	—

Balance at December 31, 2008	$45,262

Included in the balance of unrecognized benefits at December 31, 2008, are $38 million of tax benefits that, if recognized in future periods, would impact the Company’s effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2008 are $7 million of tax benefits that, if recognized, would result in a decrease to goodwill in purchase business combinations.

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. The Company recognized $2 million of expense relating to interest for the period ended December 31, 2008. The Company’s expense recognized relating to penalties for the period ended December 31, 2008 was immaterial. As of December 31, 2008, the Company has accrued $11 million of interest and $3 million of penalties related to unrecognized tax benefits.

The Company is subject to income tax in many of the approximately 100 countries where it operates including major operations in the United States, the United Kingdom, and Canada. Many of the Company’s subsidiaries are open to examination in the United Kingdom and Canada dating from 1997 and 1998, respectively through December 31, 2008. The Company is open to examination in the United States for tax years ended December 31, 2004 through December 31, 2007.

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

With the assistance of outside counsel and in connection with U.S. government investigations and subpoenas, we are conducting investigations regarding the embezzlement of approximately $175,000 at a European subsidiary and the possible improper use of these funds, including possible payments to government officials in Europe, during the period from 2000 to 2004, and the Company’s compliance with the Foreign Corrupt Practices Act and other laws worldwide. As part of these investigations, we have also uncovered potential violations of U.S. law in connection with a joint venture in Angola. These investigations are ongoing, and we cannot anticipate the timing, outcome or possible impact, if any, of the investigations, financial or otherwise. We have informed the SEC and the DOJ of these investigations, and the results of the investigations are being provided to the SEC and DOJ.

The DOJ, the SEC and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trading sanctions laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. Under trading sanctions laws, the DOJ may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. In addition, our activities in sanctioned countries, such as Sudan and Iran, could result in certain investors, such as government sponsored pension funds, divesting or not investing in our common shares. Based on available information, we cannot predict what, if any, actions the DOJ, SEC or other authorities may take in our situation or the effect any such actions may have on our consolidated financial position or results of operations. To the extent we violated U.S. export regulations, fines and other penalties may be imposed. Because these matters are now pending before the indicated agencies, there can be no assurance that actual fines or penalties, if any, will not have a material adverse affect on our business, financial condition, liquidity or results of operations.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, we incurred $56 million for costs incurred in connection with our exit from sanctioned countries and $47 million in legal and professional fees incurred in connection with complying and conducting with these on-going investigations. We will have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by the local governments, but we cannot quantify those charges or be certain of the timing of them.

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

17.	Commitments

Operating Leases

The Company is committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property. Future minimum rental commitments under noncancelable operating leases are as follows (in thousands):

2009	$111,107
2010	48,780
2011	35,580
2012	23,862
2013	17,890
Thereafter	115,040

$352,259

Total rent expense incurred under operating leases was approximately $188 million, $130 million and $90 million for the years ended December 31, 2008, 2007 and 2006, respectively.

18.	Segment Information

Reporting Segments

The Company realigned its financial reporting segments during 2007 and now reports the following regions as separate, distinct reporting segments: (1) North America, (2) Latin America, (3) Europe/West Africa/CIS and (4) Middle East/North Africa/Asia.

Financial information by segment for each of the three years ended December 31, 2008 is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The total assets and capital expenditures for the years ended December 31, 2008, 2007 and 2006 do not include the assets or activity of the Company’s discontinued operation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
	Net	Income	Depreciation		Total Assets at
	Operating	from	and	Capital	December 31,
	Revenues	Operations	Amortization	Expenditures	2008
	(In thousands)

North America	$4,460,147	$1,125,199	$310,054	$602,876	$6,541,697
Middle East/North Africa/Asia	2,391,520	561,012	196,443	1,123,751	4,320,875
Europe/West Africa/CIS	1,539,190	382,772	119,957	393,532	2,641,687
Latin America	1,209,707	277,094	93,942	312,382	2,010,313

	9,600,564	2,346,077	720,396	2,432,541	15,514,572
Corporate and Research and Development	—	(327,671)	11,412	51,622	961,941
Other(a)	—	(39,857)	—	—	—

Total	$9,600,564	$1,978,549	$731,808	$2,484,163	$16,476,513

	Year Ended December 31, 2007
	Net	Income	Depreciation		Total Assets at
	Operating	from	and	Capital	December 31,
	Revenues	Operations	Amortization	Expenditures	2007
	(In thousands)

North America	$3,937,456	$1,013,088	$277,222	$722,277	$6,265,186
Middle East/North Africa/Asia	1,823,769	416,263	158,321	446,215	3,027,456
Europe/West Africa/CIS	1,188,519	293,846	86,768	230,990	2,005,391
Latin America	882,318	203,211	74,089	198,321	1,209,846

	7,832,062	1,926,408	596,400	1,597,803	12,507,879
Corporate and Research and Development	—	(271,285)	9,826	37,238	656,876
Other(b)	—	(30,787)	—	—	—

Total	$7,832,062	$1,624,336	$606,226	$1,635,041	$13,164,755

	Year Ended December 31, 2006
	Net	Income	Depreciation		Total Assets at
	Operating	from	and	Capital	December 31,
	Revenues	Operations	Amortization	Expenditures	2006
	(In thousands)

North America	$3,672,630	$1,040,647	$223,895	$525,248	$5,290,389
Middle East/North Africa/Asia	1,352,758	279,953	117,599	304,553	2,330,911
Europe/West Africa/CIS	827,343	171,798	65,540	102,259	1,272,906
Latin America	726,197	133,027	64,864	85,393	959,141

	6,578,928	1,625,425	471,898	1,017,453	9,853,347
Corporate and Research and Development	—	(244,535)	11,050	33,647	252,408
Other(c)	—	(26,203)	—	—	—

Total	$6,578,928	$1,354,687	$482,948	$1,051,100	$10,105,755

(a)	The year ended December 31, 2008 is comprised of $56 million for costs incurred in connection with the Company’s withdrawal from sanctioned countries, $47 million in legal and professional fees incurred in connection with the Company’s on-going investigations by the U.S. government and $18 million for severance

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs incurred for restructuring activities. These charges were partially offset by an $81 million gain recognized as a result of the Company selling its 50% interest in a subsidiary it controlled to Qatar Petroleum for cash consideration of $113 million.

(b)	The year ended December 31, 2007 is comprised of $17 million in severance charges associated with restructuring activities and $14 million in legal and professional fees incurred in connection with the Company’s on-going investigations by the U.S. government.

(c)	The year ended December 31, 2006 includes charges of $26 million, which are primarily due to severance charges incurred in connection with restructuring activities.

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

	Year Ended December 31,
	2008	2007	2006

Artificial Lift Systems	17%	18%	18%
Drilling Services	16	15	15
Well Construction	15	16	15
Drilling Tools	11	12	12
Completion Systems	10	10	10
Wireline	8	8	10
Re-entry & Fishing	7	8	8
Stimulation & Chemicals	7	6	6
Integrated Drilling	6	5	5
Pipeline & Specialty Services	3	2	1

Total	100%	100%	100%

Geographic Areas

Financial information by geographic area for each of the three years ended December 31, 2008, is summarized below. Long-lived assets are long-term assets excluding deferred tax assets of $36 million, $46 million and $34 million at December 31, 2008, 2007 and 2006, respectively.

	Revenues from Unaffiliated Customers			Long-Lived Assets
	2008	2007	2006	2008	2007	2006
	(In thousands)

United States	$3,392,945	$2,955,108	$2,512,840	$4,156,196	$3,612,886	$2,925,719
Canada	1,067,202	982,348	1,159,790	1,039,899	1,259,620	1,290,986
Other Countries	5,140,417	3,894,606	2,906,298	5,674,493	3,800,718	2,496,787

	$9,600,564	$7,832,062	$6,578,928	$10,870,588	$8,673,224	$6,713,492

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share amounts)

2008
Revenues	$2,195,892	$2,229,250	$2,540,796	$2,634,626	$9,600,564
Gross Profit	746,214	775,096	899,873	936,923	3,358,106
Income from Continuing Operations	284,069	364,044	370,600	348,118	1,366,831
Gain (Loss) from Discontinued Operation, Net of Tax	(19,868)	6,940	—	—	(12,928)
Net Income	264,201	370,984	370,600	348,118	1,353,903
Basic Earnings Per Share:
Continuing Operations	$0.42	$0.53	$0.54	$0.51	$2.00
Discontinued Operation	(0.03)	0.01	—	—	(0.02)

Net Income	$0.39	$0.54	$0.54	$0.51	$1.98

Diluted Earnings Per Share:
Continuing Operations	$0.41	$0.52	$0.53	$0.50	$1.96
Discontinued Operation	(0.03)	0.01	—	—	(0.02)

Net Income	$0.38	$0.53	$0.53	$0.50	$1.94

2007
Revenues	$1,852,285	$1,815,945	$1,971,991	$2,191,841	$7,832,062
Gross Profit	687,929	623,477	698,744	764,302	2,774,452
Income from Continuing Operations	283,819	176,480	294,924	336,752	1,091,975
Loss from Discontinued Operation, Net of Tax	(2,247)	(11,170)	(2,211)	(5,741)	(21,369)
Net Income	281,572	165,310	292,713	331,011	1,070,606
Basic Earnings Per Share:
Continuing Operations	$0.42	$0.26	$0.44	$0.50	$1.61
Discontinued Operation	—	(0.02)	(0.01)	(0.01)	(0.03)

Net Income	$0.42	$0.24	$0.43	$0.49	$1.58

Diluted Earnings Per Share:
Continuing Operations	$0.41	$0.25	$0.42	$0.48	$1.57
Discontinued Operation	—	(0.01)	—	(0.01)	(0.03)

Net Income	$0.41	$0.24	$0.42	$0.47	$1.54

20.	Subsequent Events

In January 2009, the Company completed a $1.25 billion long-term debt offering comprised of (i) $1 billion of 9.625% Senior Notes due in 2019 (“9.625% Senior Notes”) and (ii) $250 million of 9.875% Senior Notes due in 2039 (“9.875% Senior Notes”). Net proceeds of $1.23 billion were used to repay short-term borrowings with maturities of less than one month and for general corporate purposes. Interest on these notes is due semi-annually on March 1 and September 1 of each year.

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company anticipates that, during the first quarter of 2009, it will complete a transaction in which Weatherford Limited will become a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock company (“Weatherford-Switzerland”), and holders of its common shares will receive one registered share of Weatherford Switzerland for each common share of Weatherford Limited that they hold.

21.	Consolidating Financial Statements

The following obligations of Weatherford International, Inc. (“Issuer”) were guaranteed by Weatherford International Ltd. (“Parent”) as of December 31, 2008 and 2007: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.

The following obligations of the Parent were guaranteed by the Issuer at December 31, 2008: (i) the revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes and (viii) issuances of notes under the commercial paper program.

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

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2008
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

ASSETS
Current Assets:
Cash and Cash Equivalents	$24	$50	$238,324	$—	$238,398
Other Current Assets	11,547	90,626	5,229,711	—	5,331,884

	11,571	90,676	5,468,035	—	5,570,282

Equity Investments in Affiliates	14,335,661	6,231,144	12,611,943	(33,178,748)	—
Shares Held in Parent	—	133,519	625,958	(759,477)	—
Intercompany Receivables, Net	1,289,507	906,534	—	(2,196,041)	—
Other Assets	59,325	184,869	10,662,037	—	10,906,231

	$15,696,064	$7,546,742	$29,367,973	$(36,134,266)	$16,476,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$781,443	$1,758	$472,746	$—	$1,255,947
Accounts Payable and Other Current Liabilities	59,534	39,764	1,666,848	—	1,766,146

	840,977	41,522	2,139,594	—	3,022,093
Long-term Debt	2,701,747	1,849,428	13,080	—	4,564,255
Intercompany Payables, Net	—	—	2,196,041	(2,196,041)	—
Other Long-term Liabilities	110,627	2,502	410,987	—	524,116

	3,653,351	1,893,452	4,759,702	(2,196,041)	8,110,464
Minority Interest in Consolidated Subsidiaries	—	—	80,401	—	80,401
Shareholders’ Equity	12,042,713	5,653,290	24,527,870	(33,938,225)	8,285,648

	$15,696,064	$7,546,742	$29,367,973	$(36,134,266)	$16,476,513

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

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2008
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$9,600,564	$—	$9,600,564
Costs and Expenses	(35,899)	(1,684)	(7,584,432)	—	(7,622,015)

Operating Income (Loss)	(35,899)	(1,684)	2,016,132	—	1,978,549

Other Income (Expense):
Interest Expense, Net	(127,684)	(115,721)	(274)	—	(243,679)
Intercompany Charges, Net	128,198	—	(128,198)	—	—
Equity in Subsidiary Income	1,393,964	1,478,574	—	(2,872,538)	—
Other, Net	(6,676)	(1,783)	(36,497)	—	(44,956)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	1,351,903	1,359,386	1,851,163	(2,872,538)	1,689,914
Provision for Income Taxes	—	34,578	(323,389)	—	(288,811)

Income (Loss) from Continuing Operations Before Minority Interest	1,351,903	1,393,964	1,527,774	(2,872,538)	1,401,103
Minority Interest, Net of Taxes	—	—	(34,272)	—	(34,272)

Income (Loss) from Continuing Operations	1,351,903	1,393,964	1,493,502	(2,872,538)	1,366,831
Income (Loss) from Discontinued Operation, Net of Taxes	2,000	—	(14,928)	—	(12,928)

Net Income (Loss)	$1,353,903	$1,393,964	$1,478,574	$(2,872,538)	$1,353,903

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2007
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$7,832,062	$—	$7,832,062
Costs and Expenses	(15,400)	(3,641)	(6,188,685)	—	(6,207,726)

Operating Income (Loss)	(15,400)	(3,641)	1,643,377	—	1,624,336

Other Income (Expense):
Interest Expense, Net	(95,568)	(73,428)	(2,285)	—	(171,281)
Intercompany Charges, Net	(100,538)	206,371	(105,833)	—	—
Equity in Subsidiary Income	1,262,288	1,177,140	—	(2,439,428)	—
Other, Net	7,709	1,101	(17,379)	—	(8,569)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	1,058,491	1,307,543	1,517,880	(2,439,428)	1,444,486
Provision for Income Taxes	—	(45,255)	(287,505)	—	(332,760)

Income (Loss) from Continuing Operations Before Minority Interest	1,058,491	1,262,288	1,230,375	(2,439,428)	1,111,726
Minority Interest, Net of Taxes	—	—	(19,751)	—	(19,751)

Income (Loss) from Continuing Operations	1,058,491	1,262,288	1,210,624	(2,439,428)	1,091,975
Loss from Discontinued Operation, Net of Taxes	12,115	—	(33,484)	—	(21,369)

Net Income (Loss)	$1,070,606	$1,262,288	$1,177,140	$(2,439,428)	$1,070,606

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2006
(In thousands)

	Parent	Issuer	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$6,578,928	$—	$6,578,928
Costs and Expenses	(16,872)	(1,013)	(5,206,356)	—	(5,224,241)

Operating Income (Loss)	(16,872)	(1,013)	1,372,572	—	1,354,687

Other Income (Expense):
Interest Expense, Net	(74,669)	(26,337)	(1,554)	—	(102,560)
Intercompany Charges, Net	(42,732)	67,923	(25,191)	—	—
Equity in Subsidiary Income	1,030,970	1,006,190	—	(2,037,160)	—
Other, Net	(325)	(864)	(12,029)	—	(13,218)

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	896,372	1,045,899	1,333,798	(2,037,160)	1,238,909
Provision for Income Taxes	(3)	(14,929)	(306,541)	—	(321,473)

Income (Loss) from Continuing Operations Before Minority Interest	896,369	1,030,970	1,027,257	(2,037,160)	917,436
Minority Interest, Net of Taxes	—	—	(11,330)	—	(11,330)

Income (Loss) from Continuing Operations	896,369	1,030,970	1,015,927	(2,037,160)	906,106
Loss from Discontinued Operation, Net of Taxes	—	—	(9,737)	—	(9,737)

Net Income (Loss)	$896,369	$1,030,970	$1,006,190	$(2,037,160)	$896,369

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2008
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$1,353,903	$1,393,964	$1,478,574	$(2,872,538)	$1,353,903
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	(128,198)	—	128,198	—	—
(Gain) Loss from Discontinued Operations	(2,000)	—	14,928	—	12,928
Equity in (Earnings) Loss of Affiliates	(1,393,964)	(1,478,574)	—	2,872,538	—
Deferred Income Tax Provision (Benefit)	—	(15,687)	(25,755)	—	(41,442)
Other Adjustments	(21,284)	(120,321)	(72,997)	—	(214,602)

Net Cash Provided (Used) by Operating Activities — Continuing Operations	(191,543)	(220,618)	1,522,948	—	1,110,787
Net Cash Used by Operating Activities — Discontinued Operations	—	—	(6,219)	—	(6,219)

Net Cash Provided (Used) by Operating Activities	(191,543)	(220,618)	1,516,729	—	1,104,568

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	(798,530)	—	(798,530)
Capital Expenditures for Property, Plant and Equipment	—	—	(2,484,163)	—	(2,484,163)
Acquisition of Intellectual Property	—	—	(24,079)	—	(24,079)
Purchase of Equity Investment in Unconsolidated Affiliate	—	—	(11,568)	—	(11,568)
Proceeds from Sale of Assets and Businesses, Net	—	—	297,285	—	297,285
Capital Contribution to Subsidiary	(350,966)	(5,050)	—	356,016	—

Net Cash Provided (Used) by Investing Activities — Continuing Operations	(350,966)	(5,050)	(3,021,055)	356,016	(3,021,055)
Net Cash Provided by Investing Activities — Discontinued Operations	11,000	—	—	—	11,000

Net Cash Provided (Used) by Investing Activities	(339,966)	(5,050)	(3,021,055)	356,016	(3,010,055)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	199,054	(23,096)	301,863	—	477,821
Borrowings of (Repayments on) Long-term Debt, Net	1,483,931	(1,166)	(4,432)	—	1,478,333
Proceeds from Exercise of Stock Options	—	9,942	—	—	9,942
Borrowings (Repayments) Between Subsidiaries, Net	(1,151,147)	226,581	924,566	—	—
Proceeds from Capital Contribution	—	—	356,016	(356,016)	—
Other, Net	(533)	11,968	—	—	11,435

Net Cash Provided (Used) by Financing Activities — Continuing Operations	531,305	224,229	1,578,013	(356,016)	1,977,531
Net Cash Provided (Used) by Financing Activities — Discontinued Operations	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	531,305	224,229	1,578,013	(356,016)	1,977,531
Effect of Exchange Changes on Cash and Cash Equivalents	—	—	(4,360)	—	(4,360)
Net Decrease in Cash and Cash Equivalents	(204)	(1,439)	69,327	—	67,684
Cash and Cash Equivalents at Beginning of Year	228	1,489	168,997	—	170,714

Cash and Cash Equivalents at End of Year	$24	$50	$238,324	$—	$238,398

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2007
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$1,070,606	$1,262,288	$1,177,140	$(2,439,428)	$1,070,606
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating
Activities:
Charges from Parent or Subsidiary	100,538	(206,371)	105,833	—	—
(Income) Loss from Discontinued Operation	(12,115)	—	33,484	—	21,369
Equity in (Earnings) Loss of Affiliates	(1,262,288)	(1,177,140)	—	2,439,428	—
Deferred Income Tax Provision (Benefit)	—	(16,788)	45,661	—	28,873
Other Adjustments	413,899	(115,003)	(537,089)	—	(238,193)

Net Cash Provided (Used) by Operating Activities — Continuing Operations	310,640	(253,014)	825,029	—	882,655
Net Cash Used by Operating Activities — Discontinued Operation	—	—	(10,149)	—	(10,149)

Net Cash Provided (Used) by Operating Activities	310,640	(253,014)	814,880	—	872,506

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	(275,149)	—	(275,149)
Purchase of Equity Investments in Unconsolidated Affiliates	—	—	(335,220)	—	(335,220)
Capital Expenditures for Property, Plant and Equipment	—	—	(1,635,041)	—	(1,635,041)
Acquisition of Intellectual Property	—	—	(23,035)	—	(23,035)
Proceeds from Sale of Assets and Businesses, Net	—	—	84,476	—	84,476
Capital Contribution to Subsidiary	(736,748)	(36,147)	—	772,895	—
Distribution of Earnings from Subsidiary	—	(1,486,365)	1,486,365	—	—
Other Investing Activities	—	—	(38,500)	—	(38,500)

Net Cash Provided (Used) by Investing Activities — Continuing Operations	(736,748)	(1,522,512)	(736,104)	772,895	(2,222,469)
Net Cash Used by Investing Activities — Discontinued Operation	—	—	(10,579)	—	(10,579)

Net Cash Provided (Used) by Investing Activities	(736,748)	(1,522,512)	(746,683)	772,895	(2,233,048)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	(299,187)	16,361	400,691	—	117,865
Borrowings of (Repayments on) Long-term Debt, Net	—	1,485,497	(14,734)	—	1,470,763
Borrowings (Repayments) Between Subsidiaries, Net	725,488	213,695	(939,183)	—	—
Purchase of Treasury Shares	—	—	(246,190)	—	(246,190)
Proceeds from Exercise of Stock Options	—	34,192	—	—	34,192
Proceeds from Capital Contribution	—	—	772,895	(772,895)	—
Other, Net	—	24,999	—	—	24,999

Net Cash Provided (Used) by Financing Activities — Continuing Operations	426,301	1,774,744	(26,521)	(772,895)	1,401,629
Net Cash Provided by Financing Activities — Discontinued Operation	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	426,301	1,774,744	(26,521)	(772,895)	1,401,629

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	3,340	—	3,340
Net Increase (Decrease) in Cash and Cash Equivalents	193	(782)	45,016	—	44,427
Cash and Cash Equivalents at Beginning of Year	35	2,271	123,981	—	126,287

Cash and Cash Equivalents at End of Year	$228	$1,489	$168,997	$—	$170,714

WEATHERFORD INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2006
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$896,369	$1,030,970	$1,006,190	$(2,037,160)	$896,369
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities Loss from Discontinued Operation	—	—	9,737	—	9,737
Equity in (Earnings) Loss of Affiliates	(1,030,970)	(1,006,190)	—	2,037,160	—
Charges from Parent or Subsidiary	42,732	(67,923)	25,191	—	—
Deferred Income Tax Provision (Benefit)	—	(22,662)	71,075	—	48,413
Other Adjustments	95,020	22,774	21,593	—	139,387

Net Cash Provided (Used) by Operating Activities — Continuing Operation	3,151	(43,031)	1,133,786	—	1,093,906
Net Cash Used by Operating Activities — Discontinued Operation	—	—	(6,887)	—	(6,887)

Net Cash Provided (Used) by Operating Activities	3,151	(43,031)	1,126,899	—	1,087,019

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	(194,314)	—	(194,314)
Capital Expenditures for Property, Plant and Equipment	—	—	(1,051,100)	—	(1,051,100)
Acquisition of Intellectual Property	—	—	(31,201)	—	(31,201)
Proceeds from Sale of Assets and Business, Net	—	—	39,860	—	39,860
Capital Contribution to Subsidiary	(942,765)	(23,015)	—	965,780	—
Other, Net	—	—	14,240	—	14,240

Net Cash Provided (Used) by Investing Activities — Continuing Operations	(942,765)	(23,015)	(1,222,515)	965,780	(1,222,515)
Net Cash Used by Investing Activities — Discontinued Operation	—	—	(19,984)	—	(19,984)

Net Cash Provided (Used) by Investing Activities	(942,765)	(23,015)	(1,242,499)	965,780	(1,242,499)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	(226,119)	4,954	111,675	—	(109,490)
Borrowings of (Repayments on) Long-term Debt, Net	944,216	(200,860)	(11,341)	—	732,015
Purchase of Treasury Shares	—	—	(548,575)	—	(548,575)
Proceeds from Exercise of Stock Options	—	55,438	—	—	55,438
Borrowings (Repayments) Between Subsidiaries, Net	221,479	189,838	(411,317)	—	—
Proceeds from Capital Contribution	—	—	965,780	(965,780)	—
Other, Net	(51)	15,775	—	—	15,724

Net Cash Provided (Used) by Financing Activities — Continuing Operations	939,525	65,145	106,222	(965,780)	145,112
Net Cash Provided by Financing Activities — Discontinued Operation	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	939,525	65,145	106,222	(965,780)	145,112

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2,410	—	2,410
Net Decrease in Cash and Cash Equivalents	(89)	(901)	(6,968)	—	(7,958)
Cash and Cash Equivalents at Beginning of Year	124	3,172	130,949	—	134,245

Cash and Cash Equivalents at End of Year	$35	$2,271	$123,981	$—	$126,287

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in internal controls.

The Company’s management, including the CEO and CFO, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Internal controls over financial reporting.

Management’s report on our internal controls over financial reporting can be found in Item 8 of this report.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instructions G(3), information on directors and executive officers of the Registrant will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 7, 2009.

Our board of directors has adopted a code of ethics entitled “Code of Conduct,” which applies to all our employees, officers and directors and has also adopted a separate “Supplemental Code of Business Conduct” for our senior officers. Copies of these codes can also be found at www.weatherford.com.

Item 11.	Executive Compensation

Pursuant to General Instructions G(3), information on executive compensation will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 7, 2009.

Item 12(a).	Security Ownership of Certain Beneficial Owners.

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 7, 2009.

Item 12(b).	Security Ownership of Management.

Pursuant to General Instructions G(3), information on security ownership of management will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 7, 2009.

Item 12(d).	Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of December 31, 2008 about the number of shares to be issued upon vesting or exercise of equity awards including options, restricted shares, warrants and deferred stock units as well as the number of shares remaining available for issuance under our equity compensation plans.

			Number of Shares
			Remaining Available
	Number of Shares		for Future Issuance
	to be Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Shares
	Options, Warrants	Options, Warrants	Reflected in the
	and Rights	and Rights	First Column)
	(In thousands, except share prices)

Plan Category:
Equity compensation plans approved by shareholders	10,855	$29.43	8,462
Equity compensation plans not approved by shareholders(a)	29,837	11.82	—

Total	40,692	16.51	8,462

(a)	The Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended (the “Plan”), is administered by the Compensation Committee of the Board of Directors. The Plan provides for the grant of nonqualified options to purchase Common Shares of Weatherford International Ltd to all of our employees or its affiliates, as determined by the Compensation Committee. The price at which shares may be purchased is based on the market price of the shares and cannot be less than the aggregate par value of the shares on the date the option was granted. Unless otherwise provided in an option agreement, no option may be exercised after one day less than 10 years from the date of vesting. Options generally become fully exercisable after three to four years from the date of grant, subject to earlier vesting in the event of the death, disability or retirement of the employee or in the event of a change of control of the Company. The Plan provided for the grant of options to purchase up to 88,000,000 shares. As of December 31, 2008, there were options to purchase an aggregate of 9,812,985 Common Shares outstanding under this Plan, all of which are vested. Subsequent to the shareholder approval of the Company’s Omnibus Plan in May 2006, awards are no longer granted under the Plan.

On September 8, 1998, July 5, 2000, and September 26, 2001, we granted to each of our directors other than Mr. Duroc-Danner options to purchase 374,528, 240,000 and 240,000 Common Shares, respectively, at a purchase price per share equal to $2.90, $9.19 and $5.94, respectively, which was the fair market value of our Common Shares as of the day we granted the options. The options were issued under agreements between us and the directors. Each option is exercisable for a period of ten years from the date which it becomes fully exercisable. The options granted on September 8, 1998 and July 5, 2000 became fully exercisable three years from the date of grant, and the options granted on September 26, 2001 became fully exercisable four years from the date of grant, in each case subject to earlier vesting in the event of the death, disability or retirement of the optionee or warrantholder or a change of control of Weatherford. Under these agreements, there were options to purchase an aggregate of 3,105,984 Common Shares outstanding as of December 31, 2008, all of which are fully vested.

Under our Non-Employee Director Deferred Compensation Plan (the “DDC Plan”), each non-employee director may elect to defer up to 7.5% of any fees paid by the Company. The deferred fees are converted into non-monetary units representing Common Shares that could have been purchased with the deferred fees based on the market price of the Common Shares on the last day of the month in which fees were deferred. If a non-employee director elects to defer at least 5% of his fees, we will make an additional contribution to the director’s account equal to the sum of (1) 7.5% of the director’s fees plus (2) the amount of fees deferred by the director. The non-employee directors are fully vested at all times. Our directors may generally determine when distributions will be made from the plan, but in any event all benefits under the DDC Plan will be distributed no later than January 1, 2017. The amount of the distribution will be a number of Common Shares equal to the number of units at the time of distribution. Distributions are made in Common Shares. As of December 31, 2008, there were 121,226 deferred units outstanding under this plan. Effective December 31, 2008, we suspended the DDC Plan. While the plan is suspended, no new participants may join the plan and no further deferrals of fees or matching contributions will be made under the plan unless and until our Board of Directors determines otherwise.

We established our Foreign Executive Deferred Compensation Stock Ownership Plan for key foreign employees. Under our Foreign Executive Deferred Compensation Stock Ownership Plan (“FEDC Plan”), we contribute 15% of each participant’s total salary, bonus and commission compensation each year. The Company’s contributions vest over a five-year period on the basis of 20% per year for each year of service. Under the FEDC Plan, our contributions are converted into non-monetary units equal to the number of Common Shares that could have been purchased with the amounts contributed based on the average closing price of the Common Shares for each day of the month in which contributions are made. Distributions are made under the FEDC Plan after a participant retires, becomes disabled or dies or after his employment is terminated, but in any event all benefits under the FEDC Plan will be distributed no later than January 1, 2017. Distributions under the FEDC Plan are made in a number of Common Shares equal to the number of units allocated to the participant’s account at the time of distribution. As of December 31, 2008, there were 154,828 deferred units outstanding under this plan.

On February 28, 2002, the Company issued to Shell Technology Ventures Inc. a warrant to purchase up to 12,928,856 Common Shares at a price of $15.00 per share. The warrant has a nine-year exercisable life beginning one year after the issue date. The warrant holder may exercise the warrant and settlement may occur through physical delivery, net share settlement, net cash settlement or a combination thereof. The net cash settlement option upon exercise is at our sole discretion.

In 2003, our Board of Directors approved a restricted share plan that allows for the grant of up to 15,340,000 of our Common Shares to our key employees and directors. Restricted shares are subject to forfeiture restrictions that generally lapse after a specified period from the date of grant and are subject to earlier vesting in the event of death, retirement or a change in control. As of December 31, 2008, there were 12,763,285 shares granted under this plan, of which 9,049,859 shares are vested. Subsequent to the shareholder approval of our Omnibus Plan in May 2006, awards are no longer made under this plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3), information on certain relationships and related transactions will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 7, 2009.

Item 14.	Principal Accountant Fees and Services

Pursuant to General Instruction G(3), information on principal accountant fees and services will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from the Company’s Definitive Proxy Statement for the annual meeting to be held on May 7, 2009.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report or incorporated by reference:

1. The consolidated financial statements of the Company listed on page 39 of this report.

2. The financial statement schedule on page 94 of this report.

3. The exhibits of the Company listed below under Item 15(b).

(b) Exhibits:

Exhibit
Number	Description

2.1	Stock Purchase Agreement dated June 6, 2005 by and between Precision Drilling Corporation and Weatherford International Ltd. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K dated June 6, 2005 on Form 8-K/A (File No. 1-31339) filed June 9, 2005).
2.2	Agreement and Plan of Merger dated May 8, 2002, among Weatherford International, Inc., Weatherford Merger, Inc., Weatherford International Ltd. and Weatherford U.S. Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
2.3	Share Exchange Agreement dated as of December 10, 2008, among Weatherford International, Ltd., a Bermuda exempted company, and Weatherford International Ltd., a Swiss company (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 10, 2008).
3.1	Memorandum of Association of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.2	Memorandum of Increase of Share Capital of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.3	Bye-laws of Weatherford International Ltd. (incorporated by reference to Annex III to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Memorandum of Association and Bye-laws of Weatherford International Ltd. defining the rights of holders of common shares.
4.2	Certificate of Assistant Secretary as to the adoption of a resolution increasing authorized share capital (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed May 15, 2006).
4.3	Guarantee, dated as of October 25, 2005, of Weatherford International, Inc. for the benefit of holders of any notes issued by Weatherford International Ltd., from time to time pursuant to the Issuing and Paying Agent Agreement, dated as of October 25, 2005, between Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
4.4	Second Amended and Restated Credit Agreement dated as of May 2, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed May 5, 2006).
4.5	Notice of Commitment Increase dated as of November 14, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed November 16, 2006.
4.6	Omnibus Consent and Amendment to Second Amended and Restated Credit Agreement dated January 9, 2009 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 15, 2009).
4.7	Credit Agreement, dated March 19, 2008, among Weatherford International Ltd, as borrower, Weatherford International, Inc. as guarantor, and Deutsche Bank AG Cayman Islands Branch as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.8	Omnibus Consent and Amendment to Credit Agreement dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 15, 2009).

Exhibit
Number	Description

4.9	Indenture dated May 17, 1996, between Weatherford Enterra, Inc. and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).
4.10	Third Supplemental Indenture dated November 16, 2001, between Weatherford International, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Reg. No. 333-73770) filed November 20, 2001).
4.11	Fourth Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company) (incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.12	Indenture, dated October 1, 2003, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 2, 2003).
4.13	Officers’ Certificate dated as of February 17, 2006, establishing the series of 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-31339) filed February 17, 2006).
4.14	Officer’s Certificate, dated August 7, 2006, establishing the series of 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.15	First Supplemental Indenture, dated March 25, 2008 among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.16	Indenture, dated June 18, 2007, among the Weatherford Delaware, as issuer, Weatherford Bermuda, as guarantor, and Deutsche Bank Trust Company Americas, as trustee, (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed on June 18, 2007).
4.17	First Supplemental Indenture, dated June 18, 2007, among the Weatherford Delaware, as issuer, Weatherford Bermuda, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (including forms of notes) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed on June 18, 2007).
4.18	Second Supplemental Indenture, dated as of January 8, 2009, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 8, 2009).
4.19	Form of global note for 5.95% Senior Notes due 2012 (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-146695) filed November 8, 2007).
4.20	Form of global note for 5.15% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.21	Form of global note for 4.95% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).
4.22	Form of global note for 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-31339) filed February 17, 2006).
4.23	Form of global note for 6.00% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.24	Form of global note for 9.625% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 8, 2009).
4.25	Form of $500,000 Global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.26	Form of $100,000 Global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.27	Form of global note for 6.80% Senior Notes due 2037 (incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-146695) filed November 8, 2007).
4.28	Form of global note for 7.00% Senior Notes due 2038 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).

Exhibit
Number		Description

4.29		Form of global note for 9.875% Senior Notes due 2039 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 8, 2009).
4.30		Amended and Restated Warrant Agreement, dated effective as of July 12, 2006, by and among Weatherford International, Ltd., Weatherford International, Inc. and Shell Technology Ventures, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed July 14, 2006).
10.1		Issuing and Paying Agent Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.2		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.3		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.4		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Merrill Lynch Money Markets Inc. (for notes with maturities up to 270 days) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, (for notes with maturities over 270 days up to 397 days) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
*10	.5	Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers and non-officers (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 on Form 10-Q/A (File No. 1-31339) filed September 15, 2004).
*10	.6	Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan dated March 23, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-31339) filed May 6, 2004).
*10	.7	Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-13086) filed August 12, 1995).
*10	.8	General Amendment of Employee Stock Option Programs of Weatherford International, Inc. dated May 9, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.9	General Amendment of Director’s Stock Option Plans and Agreements dated May 9, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.10	Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-13086) filed March 24, 2004).
*10	.11	Amendment to Stock Option Programs (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 19, 2000).
*10	.12	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.13	Indemnification Agreements with Robert K. Moses, Jr. (incorporated by reference to Exhibit 10.10 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); and William E. Macaulay (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)).
*10	.14	Indemnification Agreements with each of Bernard J. Duroc-Danner, Burt M. Martin, Stuart E. Ferguson, David J. Butters, Robert A. Rayne, Robert K. Moses, Jr., Robert B. Millard, and William E. Macaulay (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13086) filed November 13, 2002).

Exhibit
Number		Description

*10	.15	Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).
*10	.16	Form of Amendment to Stock Option Agreements dated September 8, 1998 for Non-Employee Directors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
*10	.17	Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).
*10	.18	Form of Stock Option Agreement for Non-employee Directors dated September 26, 2001 (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-8 (Reg. No. 333-81678) filed January 30, 2002).
*10	.19	Assumption and General Amendment of Directors’ Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
*10	.20	Indemnification Agreement dated October 27, 2006, between Weatherford International Ltd. and Jessica Abarca (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).
*10	.21	Form of Restricted Share Unit Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31,2006 (File No. 1-31339) filed February 23, 2007).
*10	.22	Form of Stock Option Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.23	Form of Restricted Share Award Agreement for Non-employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339 filed February 23, 2007).
*10	.24	Form of Restricted Share Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.25	Form of Stock Option Award Agreement for Non-Employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Plan (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.26	Indemnification Agreement, dated as of June 11, 2007, between Weatherford International Ltd. and Keith R. Morley (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed June 11, 2007).
*10	.27	Amended and Restated Employment Agreements dated December 31, 2008, between Weatherford International Ltd. and each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin and Keith R. Morley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.28	Employment Agreements effective as of January 1, 2009, between Weatherford International, Inc. and each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin and Keith R. Morley (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.29	Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.30	Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

Exhibit
Number		Description

*10	.31	Weatherford International Ltd. Non-Employee Director Deferred Compensation, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.32	Weatherford International Ltd. Non-Employee Director Retirement Plan, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.33	Weatherford Management Incentive Plan, including Form of Award Letter, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.34	Amended and Restated Weatherford International Ltd. Nonqualified Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.35	Weatherford International, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.36	Weatherford International Ltd. 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.37	Amendment to Weatherford International, Inc. 1998 Employee Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.38	Amendment to Weatherford International Ltd. Non-Employee Director Stock Option Agreements (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
†*10	.39	Amended and Restated Employment Agreement, dated December 31, 2008, between Weatherford International Ltd. and Carel W. Hoyer.
†*10	.40	Employment Agreement, dated February 2, 2009, between Weatherford International, Inc. and Carel W. Hoyer.
†*10	.41	Indemnification Agreement, dated as of February 9, 2009, between Weatherford International Ltd. and Carel W. Hoyer.
†*10	.42	Indemnification Agreement, dated as of February 9, 2009, between Weatherford International, Inc. and Carel W. Hoyer.
†*10	.43	Amended and Restated Employment Agreement, dated December 31, 2008 between Weatherford International Ltd. and James M. Hudgins.
†*10	.44	Employment Agreement, dated February 9, 2009, between Weatherford International, Inc. and James M. Hudgins.
†*10	.45	Indemnification Agreement, dated as of September 4, 2002, between Weatherford International Ltd. and James M. Hudgins.
†*10	.46	Indemnification Agreement, dated as of September 4, 2002, between Weatherford International, Inc. and James M. Hudgins.
†21	.1	Subsidiaries of Weatherford International Ltd.
†23	.1	Consent of Ernst & Young LLP.
†31	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32	.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

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

We agree to furnish to any requesting stockholder a copy of any of the above named exhibits upon the payment of our reasonable expenses of obtaining, duplicating and mailing the requested exhibits. All requests for copies of exhibits should be made in writing to our U.S. Investor Relations Department at 515 Post Oak Blvd., Houston, TX 77027.

(c) Financial Statement Schedules

1. Valuation and qualifying accounts and allowances.

SCHEDULE II
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE THREE YEARS ENDED DECEMBER 31, 2008

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Collections	Deductions	Period
	(In thousands)

Year Ended December 31, 2008:
Allowance for uncollectible accounts receivable	$13,760	$5,970	$4,975	$(8,280)	$16,425
Year Ended December 31, 2007:
Allowance for uncollectible accounts receivable	13,452	6,984	523	(7,199)	13,760
Year Ended December 31, 2006:
Allowance for uncollectible accounts receivable	12,210	6,242	881	(5,881)	13,452

All other schedules are omitted because they are not required or because the information is included in the financial statements or the related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 24, 2009.

WEATHERFORD INTERNATIONAL LTD.

By:	/s/ Bernard J. Duroc-Danner
Bernard J. Duroc-Danner
President, Chief Executive Officer,
Chairman of the Board and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Bernard J. Duroc-Danner Bernard J. Duroc-Danner	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	February 24, 2009

/s/ Andrew P. Becnel Andrew P. Becnel	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2009

/s/ Jessica Abarca Jessica Abarca	Vice President — Accounting and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2009

/s/ Nicholas F. Brady Nicholas F. Brady	Director	February 24, 2009

/s/ David J. Butters David J. Butters	Director	February 24, 2009

/s/ William E. Macaulay William E. Macaulay	Director	February 24, 2009

/s/ Robert B. Millard Robert B. Millard	Director	February 24, 2009

/s/ Robert K. Moses, Jr. Robert K. Moses, Jr.	Director	February 24, 2009

/s/ Robert A. Rayne Robert A. Rayne	Director	February 24, 2009